Form 10KSB40
period 1999-12-31
OHIO LEGACY CORP
filed 2000-03-30
CIK 1096654

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ..................  to  ..................

Commission File No. 333-88863
                    ---------


                                OHIO LEGACY CORP
                        ---------------------------------
                 (Name of small business issuer in its charter)

           Ohio                                        034-1903890
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

132 East Liberty Street, Wooster, Ohio                   44691
--------------------------------------                   -----
(Address of principal executive offices)               (Zip code)

                                 (330) 263-1955
                             -----------------------
                 (Issuer's telephone number including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock no par value
                            -------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer has no gross revenues for its most recent fiscal year.

There was no voting stock held by non-affiliates of the issuer as of March 20, 2000. As of the said date, the issuer had 135 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                     PART I

ITEM I.     DESCRIPTION OF BUSINESS

GENERAL

Ohio Legacy Corp ("Company"), an Ohio corporation, was incorporated in July 1999. From the date of inception through December 1999, the Company conducted no business other than matters incidental to the organization of the business. On December 17, 1999, the Company commenced an initial public offering of a minimum of 900,000 shares and a maximum of 1,200,000 shares of common stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") in October 1999. The purpose of the offering is to fund the start-up of a community bank, Ohio Legacy Bank, with banking operations initially to be located in Wayne and Stark County, Ohio. The offering was originally scheduled to conclude on February 14, 2000 but was extended until April 14, 2000. From the proceeds of the offering, which are expected to be between $8,350,000 and $11,140,000 after sales agent commissions and offering expenses, between $7,350,000 and $10,140,000 will be used to capitalize Ohio Legacy Bank. The Company currently maintains its offices at 132 East Liberty Street, Wooster, Ohio 44691. The Company's telephone number is (330) 263-1955.

The registration of the logos of both the Company and Ohio Legacy Bank as trademarks has been applied for through the Patent Trademark Office. As of the filing of this document, registration has not been received.

It is anticipated that when Ohio Legacy Bank opens for business, it will employ approximately fifteen full-time employees and five part-time employees. Initially, the executive officers of Ohio Legacy Bank will consist of two persons, the Chief Executive Officer and President and the Senior Vice-President of Lending and President of the Stark County Division. The remaining employees will provide personal banking services to customers and staff support in the areas of accounting, lending and operations. Other non-banking services such as data processing, compliance and internal audit will be outsourced to companies specializing in these areas.

COMPETITION

Two primary service areas will be served by Ohio Legacy Bank - Wayne and Stark County, Ohio. These primary service areas, which are currently being served by 13 financial institutions, represent the geographic areas from which each office is expected to generate approximately 75.0 percent of its business.

The statistical data below is publicly available and was provided by Sheshonoff Data Information Services.

WAYNE COUNTY AND WOOSTER. As of June 30, 1998, the primary service area of Wayne County was served by 19 financial institution offices, 17 of which were bank or savings and loan offices. Total deposits in Wooster increased by 17.2 percent or $124.5 million, between June 30, 1996 and June 30, 1998. Deposits from June 1997 to June 1998 increased by nearly 15.0 percent or $110.0 million.

It is important to note some of the competitive changes that have occurred in Wooster since June 1998. The most significant change was the acquisition of Signal Bank by FirstMerit, which affected nearly $417.0 million in deposits in Wooster. Since the time of the acquisition, FirstMerit has closed three of the branch offices and consolidated the accounts with the remaining offices. In addition, First National Bank, The Savings Bank and Trust Company, United National Bank and Wayne Savings & Loan have opened new banking offices in Wooster in 1999. Therefore, despite the branch closings from the Signal-FirstMerit merger, the net number of branches serving Wooster remains approximately the same at the end of 1999.

Total deposits in Wayne County grew by more than 13.0 percent between 1996 and 1998, reaching $1.4 billion in June 1998. It is important to note that Wooster represents more than 60.0 percent of total deposits in the county.

STARK COUNTY AND CANTON. The deposits in Canton decreased by 6.9 percent, or $110.2 million since 1996, resulting in total deposits of nearly $1.5 billion in June 1998. It is important to note that the majority of the deposit loss was the result of branch closings in 1998 by Bank One, which totaled nearly $114.3 million. In addition to Bank One, deposit losses occurred at Charter One, FirstMerit, and KeyBank; while National City Bank, The Citizens Banking Company, and United National realized solid increases in deposits. Further, while overall deposits in Canton decreased, North Canton realized a solid increase in deposits. Total deposits in North Canton increased from $399.2 million in June 1996 to $420.9 million in June 1998, for growth of 5.4 percent. Bank One and FirstMerit both realized deposit decreases of $846,000 and $3.7 million, respectively, while KeyBank, National City Bank, Star Bank, and United National all realized deposit gains since 1996.

Similar to Wooster and its relationship to Wayne County, the Canton/North Canton market area represents a significant percentage of county-wide deposits, with nearly 49.0 percent of total Stark County deposits.

SUMMARY. In reviewing the competitive nature of both markets, there are two positive characteristics that suggest the potential for success of Ohio Legacy Bank. First, both markets have significant deposit bases, which have provided growth for the majority of financial institutions serving the areas. Wooster has a deposit base approaching $850.0 million and has realized solid growth since 1996. Canton has a deposit base of approximately $1.9 billion, and while total deposits have decreased, we believe that this is due largely to the branch divestitures by Bank One rather than a decrease in the overall deposit base. The overall size of the deposit base in both markets suggests the opportunity for the new bank to generate deposit growth. Second, the presence of locally-owned and managed community banks in both markets is limited. Larger regional banks hold nearly 58.0 percent of market share in Wooster, nearly 60.0 percent of market share in Canton, and nearly 67.0 percent of market share in North Canton. While the larger regional banks in the markets are strong, several studies recently conducted by Young & Associates have indicated that smaller community banks have been growing at a faster rate than larger regional banks presumably by offering a higher level of customer service and by benefiting from positive customer perception of local ownership, local management, and community involvement. Though no assurances can be given, management believes that the large deposit market shares held by the larger regional banks provide Ohio Legacy Bank with the opportunity to effectively position itself as a stable and attractive community banking alternative.

BUSINESS STRATEGY

There are no unusual customer groups in the Canton market area. The College of Wooster is within the Wayne County service area and its presence is evident in some of the demographic characteristics, however, its overall impact is minimal. Both markets have a diversified economic base that is not overly dependent on any single industry.

Ohio Legacy Bank intends to operate a full-service financial institution with an emphasis on serving small businesses. Therefore, Ohio Legacy Bank's product and service line will consist of all traditional banking activities, including the following:

     - LENDING: Ohio Legacy Bank will offer loans to individuals, partnerships, and limited liability companies or other corporate borrowers for a variety of purposes. Anticipated commercial lending will include lines of credit, term loans, equipment loans, letters of credit, commercial real estate, construction, and Small Business Administration lending. Loan products will also include consumer loans, secured and unsecured, home equity lines of credit, home improvement loans, general lines of credit including overdraft lines, and mortgage lending. It is anticipated that Ohio Legacy Bank will eventually set up the capability to sell loans in the secondary market while maintaining servicing. The volume of loans to be sold will be determined based on asset/liability and capital positions.

     - DEPOSIT: Deposit products will include interest-bearing and non-interest bearing checking accounts, money market savings accounts, certificates of deposit, regular savings accounts, individual retirement accounts, and cash management services.

     - OPERATIONS/OTHER: Ohio Legacy Bank will offer ATM services and will seek to offer direct dial-up cash management services to commercial accounts. Ohio Legacy Bank also intends to offer internet banking services to both retail and commercial customers. While it is our opinion that both markets would support trust services, Ohio Legacy Bank will not offer trust services initially and will consult the Office of the Comptroller of the Currency ("OCC") for guidance prior to any future decisions with respect to fiduciary services.

Market characteristics in both Wayne and Stark County suggest the ability to generate solid deposit and loan growth both in consumer and commercial services. Therefore, both office locations will offer Ohio Legacy Bank's complete line of services.

SUPERVISION & REGULATION

GENERAL

Effective on March 15, 2000, both the Company and Ohio Legacy Bank have received conditional approval for operation from the OCC, Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Bank of Cleveland. This approval is subject to final capitalization and will cause both the Company and Ohio Legacy Bank to be subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. Changes in applicable laws or regulations may have a material effect on business and prospects. Beginning with the enactment of the Financial Institution Reform, Recovery, and Enforcement Act in 1989 and following with the Federal Deposit Insurance Corporation Improvement Act in 1991, numerous additional changes have been proposed. The Company's operations may be affected by legislative changes and the policies of various regulatory authorities, including changes brought about by the Financial Services Modernization Act of 1999. The Company cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future on the Company's business and earnings.

THE COMPANY

Upon receipt of final approval, the Company will be a registered bank holding company that is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company will be required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of the Company and its subsidiaries.

The Federal Reserve may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extensions of credit, lease or sale of property, or furnishing of services. Further, the Company is required by the Federal Reserve to maintain certain levels of capital.

The Company is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve, may engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

The Company's securities will be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1933, as amended ("Exchange Act"). As such the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

OHIO LEGACY BANK

Upon receipt of final approval, Ohio Legacy Bank, as a national banking association, will be subject to primary supervision, examination and regulation by the OCC. Ohio Legacy Bank will also be subject to periodic examination by the Federal Deposit Insurance Corporation and to a lesser extent by the Federal Reserve. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance.

RECENT LEGISLATION

On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and Ohio Legacy Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's headquarters and the Wayne County banking center will be located at 305 West Liberty St., Wooster, Ohio 44691. The Company has entered into a fifteen-year lease agreement for the property, with two five-year renewal options. The one-story brick and frame structure will be built with approximately four thousand square feet. The anticipated completion date is September 2000. The annual base rent is approximately $50,000 plus an amount equal to the yearly amortization of the construction costs, which are estimated to be $550,000 over 180 months, with interest charged at the prime rate plus 1/2%. The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five year period. The facility will include a vault, safe deposit boxes, personal banker stations, an automated teller machine, a night depository drop and drive-up teller stations.

A lease has also been obtained for temporary facilities four blocks from the permanent site at 132 E. Liberty St., Wooster, Ohio. The temporary site is being used for administrative purposes during the organization of Ohio Legacy Bank. Once the charter has been approved, it will be used as a branch office until the permanent site is completed.

The Stark County banking center will be located at 3900 Dressler Road in Canton, Ohio. The Company has entered into a ten year lease agreement for the property with two five year renewal options. Annual rent payments will be $52,500 for the first five years of the lease, with 15% increases for each renewal term. This facility will be approximately 3,500 square feet and will include a vault, safe deposit boxes, personal banking stations, an ATM, a night depository drop and drive-up teller stations. Additionally, the Company will pay $8,000 annually for the drive-through area for the entire term of the lease.

Under the terms of the lease agreements for both the Wooster and Canton facilities, the Bank will be responsible for leasehold improvements relating to those portions of the facilities specifically designed to meet the physical needs of the business of banking. At no time will the book value of these improvements exceed 10% of assets. All physical assets of the Bank will be adequately insured against loss.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor Ohio Legacy Bank is party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In August 1999, as part of its initial capitalization, the Company sold 135 shares of common stock at a price of $1,000 per share to its nine organizing directors, totaling $135,000. Under Section 4(2) of the Securities Act, the offering was exempt from registration. No underwriters were involved in the sale and no underwriting discounts or commissions were paid. Until the offering becomes fully subscribed, there will be no market for the securities. Upon full subscription of the offering and just prior to the closing, a 100 to 1 stock split will take effect concerning the 135 common shares purchased by the organizers prior to the offering.

The effective date of the Securities Act registration statement was December 14, 1999 and the Commission file number is 333-88863. The offering will end on April 14, 2000. The managing underwriter is Charles Webb and Company, a Division of Keefe, Bruyette & Woods, Inc.

A minimum of 900,000 shares and a maximum of 1,200,000 shares of common stock will be issued at a price of $10.00 per share. Total expenses incurred in connection with the issuance and distribution of the registered securities and other offering expenses are estimated to be between $650,000 and $860,000 depending on the size of the offering and will be made in the form of direct payment to others. Net offering proceeds to the issuer after deducting total sales commissions and offering expenses are estimated to be between $8,350,000 and $11,140,000.

Upon full subscription of the offering, the Company does not expect a liquid market to develop for its common shares for several years, if at all. A public market having depth and liquidity depends on having enough buyers and sellers at any given time. Because the initial stock offering is relatively small, the Company does not expect to have enough shareholders or outstanding shares to support an active trading market.

The offering price of $10 for the common shares was arbitrarily determined by the Company after consultation with the sales agent. This price is not based upon earnings or any history of operations. The Company took into account the following factors in determining the offering amount:

     -    capital requirements of the OCC for Ohio Legacy Bank;

     - expenses related to the simultaneous opening of two separate banking centers; and

     -    general market conditions for the sale of securities.

The Company does not expect to pay any dividends in the foreseeable future. Any profits the Company earns will be retained and used to finance the growth of Ohio Legacy Bank. The Company has no current plans to initiate payment of cash dividends, and future dividend policy will depend on Ohio Legacy Bank's earnings, capital requirements, regulatory restrictions, financial condition and other factors deemed relevant by our board of directors.

ITEM 6. PLAN OF OPERATION

The Company was formed to own and hold all of the common stock of Ohio Legacy Bank. In July and August of 1999, the organizers filed applications with the OCC and with the FDIC to receive a national bank charter and federal deposit insurance. The OCC and FDIC granted the Company a charter and deposit insurance effective March 15, 2000 dependent upon, among other things, the Company's compliance with legal requirements imposed by the OCC and the FDIC, including capitalization of Ohio Legacy Bank with at least a specified minimum amount of capital of $7,050,000. Having received these regulatory approvals from the OCC and the FDIC, the Company has also filed for and received approval with the Federal Reserve to become a bank holding company.

Ohio Legacy Bank's operating principle focuses on superior customer service through knowledgeable employees and efficient operating systems and technology. Customers will each have one employee assigned to them to serve all of their needs, while at the same time having access to any senior manager when necessary. Policies and procedures will be tailored to the local markets rather than larger regional or state areas.

Within the Bank's designated market of Wayne and Stark Counties, the directorship and management plan to focus on the small businesses within the area, residential real estate mortgages and a growing consumer market. They will rely on themselves, shareholders and employees for business development.

Over the next twelve to twenty-four months, Ohio Legacy Bank plans to offer competitive products in its markets and management believes it will have no trouble satisfying the cash requirements for funding loans. Ohio Legacy Bank does not plan to pay the highest rates on deposits, but feels it can compete with exceptional customer service. At the same time, Ohio Legacy Bank does not expect to charge the lowest rates and fees on its loans. Ohio Legacy Bank will work with customers to design products and systems that will meet their individual needs, without just being another low cost provider.

Assuming securities offered in the December 1999 offering are fully subscribed, the Company does not anticipate any need to raise additional capital for the next three to five years. From the proceeds of the offering, which are expected to be between $8,350,000 and $11,140,000 after sales agent commissions and offering expenses, between $7,350,000 and $10,140,000 will be used to capitalize Ohio Legacy Bank.

It is anticipated that expenditures for furniture, fixtures, and equipment will be approximately $425,000 in the first year of operation. Of this amount, it is expected that $250,000 will be for leasehold improvements, $35,000 will be for computer equipment and remaining amount will be for bank equipment such as vaults, safe deposit boxes, ATMs. These expenditures are expected to meet the needs of Ohio Legacy Bank for the next few years.

Ohio Legacy Bank will be opened with approximately fifteen full-time employees and five part-time employees and it is expected that this number of employees will be sufficient for the Bank's first two years of operations.

ITEM 7. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Ohio Legacy Corp
Wooster, Ohio

We have audited the accompanying balance sheet of Ohio Legacy Corp as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the period from July 1, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corp as of December 31, 1999, and the results of its operations and its cash flows for the period from July 1, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                            Crowe, Chizek and Company LLP

Columbus, Ohio
February 2, 2000

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1999


ASSETS
Cash and due from banks                                               $ 116,757
Deferred offering costs                                                  79,552
Other assets                                                             84,218
                                                                      ---------
         Total assets                                                 $ 280,527
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accounts payable                                                 $ 129,171
     Notes payable to stockholders                                      135,000
                                                                      ---------
         Total liabilities                                              264,171
Stockholders' equity
     Common stock - no par value, 2,500,000 shares authorized;
       13,500 shares issued and outstanding                             135,000
     Deficit accumulated during the development stage                  (118,644)
                                                                      ---------
         Total stockholders' equity                                      16,356
                                                                      ---------
         Total liabilities and stockholders' equity                   $ 280,527
                                                                      =========



                 See accompanying notes to financial statements.

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
    For the Period from July 1, 1999 (Date of Inception) to December 31, 1999

EXPENSES
     Salaries and benefits                                              $ 31,171
     Professional fees                                                    69,920
     OCC application fee                                                  15,000
     Telephone, supplies and other                                         2,553
                                                                        --------
         Net loss                                                       $118,644
                                                                        ========


                 See accompanying notes to financial statements.

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the Period from July 1, 1999 (Date of Inception) to December 31, 1999

                                                                        Total
                                        Common       Accumulated     Stockholders'
                                         Stock         Deficit          Equity
                                       ---------     -----------     -------------
Issuance of common stock               $ 135,000      $    --         $ 135,000

Net loss                                    --         (118,644)       (118,644)
                                       ---------      ---------       ---------
Balance December 31, 1999              $ 135,000      $(118,644)      $  16,356
                                       =========      =========       =========



                 See accompanying notes to financial statements.

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For the Period from July 1, 1999 (Date of Inception) to December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $(118,644)
     Adjustments to reconcile net loss to net cash from operating activities
         Increase in deferred offering costs                                     (79,552)
         Increase in other assets                                                (84,218)
         Increase in accounts payable                                            129,171
                                                                               ---------
              Net cash from operating activities                                (153,243)

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of common stock                                 135,000
          Proceeds from notes payable to stockholders                            135,000
                                                                               ---------
              Net cash from financing activities                                 270,000
                                                                               ---------
Net change in cash and cash equivalents                                          116,757

Cash and cash equivalents at beginning of period                                    --
                                                                               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 116,757
                                                                               =========


                 See accompanying notes to financial statements.

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF
  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Ohio Legacy Corp (the Corporation) was incorporated July 1, 1999, and was a development stage company as of December 31, 1999. The Corporation will be devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning related to the organization of Ohio Legacy. The Corporation is expected, upon completion of a public stock offering, to purchase 100% of the common stock of Ohio Legacy Bank, a national-chartered bank. The Corporation will file an application to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

The Corporation intends to sell between 900,000 and 1,200,000 shares of its common stock at $10.00 per share. The offering is expected to raise between $8,350,000 and $11,140,000, net of estimated underwriting commissions and offering expenses. The Board of Directors and Executive Officers of the Corporation are expected to own approximately 156,000 shares of common stock at $10.00 per share after the public offering.

NATURE OF BUSINESS: The Corporation, through its subsidiary, Ohio Legacy Bank, intends to open banking centers in Wooster and Canton, Ohio, and offer a full range of consumer and commercial banking services to individuals and businesses in the Wayne and Stark County, Ohio, markets.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. Areas involving the use of management's estimates and assumptions include the realization of deferred tax assets.

CASH FLOWS: Cash and cash equivalents include cash and deposits with a financial institution with original maturities under ninety days.

ORGANIZATION AND STOCK OFFERING COSTS: Costs directly associated with the organization of the Corporation and Ohio Legacy Bank have been expensed as incurred. Costs directly associated with preparing the stock offering have been deferred and will be deducted from the proceeds received in the offering. If the stock offering is not completed, any deferred costs will be charged to operations.

INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized.


                                  (Continued)

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF
  SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME: Comprehensive income consists of net income (loss) and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available for sale and changes in minimum pension liability, which are also recognized as separate components of stockholders' equity. The Corporation had no other comprehensive income items for the period presented. As a result, comprehensive income consists only of net loss for the period presented.

STOCK SPLIT: As part of its initial capitalization, the Corporation sold 135 shares of common stock at a price of $1,000 per share to its nine organizing directors, totaling $135,000. Upon full subscription of the offering and just prior to the closing, a 100 to 1 stock split will take effect concerning the 135 common shares purchased by the organizers prior to the offering. All historical share information has been retroactively adjusted to reflect the effect of the 100 to 1 stock split.

NOTE 2 - STOCK OPTIONS

The Corporation's Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan. A total of 100,000 common shares are available for grants under the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be granted 2,500 nonqualified options at the time that person first becomes a Director or at the closing of the offering. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. No options have been granted as of December 31, 1999.

In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.


                                  (Continued)

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 3 - STOCK WARRANTS

The Corporation expects to grant 150,000 warrants to the Board of Directors and Executive Officers of the Corporation. The Corporation expects to account for this stock-based compensation under the provisions of APB No. 25 and as such will disclose the pro forma impact of the grant on net income in accordance with SFAS No. 123.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Bank has entered into one-year employment agreements with its Chief Executive Officer and President, and its Senior Loan Officer and President of the Stark County Division. Each employment agreement will renew automatically for an additional year unless either party furnishes at least sixty days notice to the other of its intent to terminate the agreement. Both individuals will receive an annual base salary of $100,000 and will be eligible for bonuses at the Board's discretion. The agreements also entitle the employees to participate in any formally established stock option, health insurance and other fringe benefit plans for which management personnel are eligible. In the event of a change in control, both parties would receive 2.99 times their annual compensation.

The employment agreement with the Chief Executive Officer and President begins and becomes valid when the Bank begins operations. The employment agreement with the Senior Loan Officer and President of the Canton Division commenced October 6, 1999. Should the Bank not open, the contract will pay the Senior Loan Officer and President of the Stark County Division until he finds other employment and will make up for any short fall in salary below $100,000 during the contract term.

The Corporation's headquarters and the Wayne County banking center will be located at 305 West Liberty Street, Wooster, Ohio 44691. The Corporation has entered into a fifteen-year lease agreement for the property, with two five-year renewal options, with its owner. The Corporation was required to pay the lessor $5,000 upon execution of the lease, which is nonrefundable and does not apply against any rent payments, as consideration for the lessors not seeking to enforce the provisions of the lease until October 31, 1999 (grace period). The Corporation can extend the grace period until June 15, 2000 by delivering written notices at various interim dates and making nonrefundable extension payments which total $100,000 on or before each extension deadline. Extension payments made will be credited dollar-for-dollar against monthly rent installments. The initial rent during the construction period shall be the prime rate plus 1/2% times the construction financing amount. Following the initial rent, monthly rent for the first five years will be base rent of $4,200 plus an amount equal to the monthly payment to amortize the construction costs, which are estimated to be $550,000 over 180 months, with an interest rate of prime plus 1/2%. The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five year period. The lease is expected to be accounted for as a capital lease.


                                  (Continued)

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The Stark County banking center will be located at 3900 Dressler Road in Canton, Ohio. The Corporation has entered into a ten-year lease agreement for the property with two five-year renewal options. Annual rent payments will be $52,500 for the first five years of the lease, with the lease increasing 15% for each renewal term. Additionally, the Company will pay $8,000 annually for the drive-through area for the term of the lease. The lease is expected to be accounted for as an operating lease.

The Corporation also entered into a one-year lease beginning January 1, 2000 for temporary facilities four blocks from the permanent site at 132 East Liberty Street, Wooster, Ohio. The temporary site will be used for administrative purposes during the organization of Ohio Legacy Bank. Once the Bank receives its charter, it will also be used as a branch office until the permanent site is completed. Monthly rent will be $1,895.

Estimated rental commitments under these leases for their noncancelable periods assuming the payments begin on January 1, 2000, prime rate is 8.5%and the Consumer Price Index increases by 12.25% each five years are as follows:

             Year ending December 31,
                           2000               $     200,582
                           2001                     177,842
                           2002                     177,842
                           2003                     177,842
                           2004                     177,842
                           Thereafter             1,611,683
                                              -------------
                               Total          $   2,523,633
                                              =============


NOTE 5 - INCOME TAXES

The tax benefit of $40,339 associated with the net operating loss carryforward of $118,644 has been offset with a valuation allowance as of December 31, 1999 since the Corporation is in the development stage and has no history of generating taxable income. The net operating loss carryforward generated in 1999 expires December 31, 2019.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes to or disagreements with the accountants concerning the accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table sets forth the names, ages, classes and positions of the Company's and Ohio Legacy Bank's executive officers and directors. The articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three year terms. The terms of office of the classes of directors expire as follows:
Class I at the 2003 annual meeting of shareholders, Class II at the 2002 annual meeting of shareholders and Class III at the 2001 annual meeting of shareholders. Executive officers serve at the discretion of the board of directors, a summary of the background and experience of each of these individuals is set forth after the table.


                                                         Position with the          Position with Ohio Legacy
                                                         -----------------          -------------------------
       Name                       Age         Class        Company                    Bank
       ----                       ---         -----        -------                    ----

       D. William Allen           48          III        Director                   Director
       Robert Belden              52          II         Director                   Director
       J. Edward Diamond          61          I          Director                   Director
       L. Dwight Douce            51          I          President, Chief           President, Chief Executive Officer
                                                         Executive Officer and      and Director
                                                         Director
       Scott Fitzpatrick          47          III        Director                   Director
       Gregory Long               50          II         Director                   Director
       Michael Meenan             45          III        Director                   Director
       Steve Pettit               40                     Vice President             Senior Vice President of Lending,
                                                                                    President of Stark County
                                                                                    Division
       Daniel Plumly              46          I          Director and Secretary     Director
       Thomas Schervish           59          II         Director                   Director


D. William Allen (Director) Since 1997, Mr. Allen has been in commercial real estate sales and management for George N. Swallow, Inc. From 1994 to 1997, Mr. Allen served as the President, Chief Operating Officer and owner of Service Packaging Corporation. Mr. Allen currently serves as the President of Meals on Wheels of Stark and Wayne Counties and as Secretary of the Board of Governors of Mercy Medical Hospital. Mr. Allen is also involved with the Pro Football Hall of Fame Festival, where his involvement spans 25 years, and served as its General Chairman in 1993. Mr. Allen's activities also include Congress Lake Club Board of Directors, Greater Canton Chamber of Commerce Vice Chairman of the Board of Directors, Chairman of the Norma Tschantz and Walter C. Deuble Caddy Scholarship Fund, Clubs for Kids Board of Directors, Buckeye Council of the Boy Scouts of America, United Way and Walsh University.

Robert Belden (Director) Since 1995, Mr. Belden has served as the President of the Belden Brick Company, a Canton based company since 1885. From 1983 to 1995, Mr. Belden served as the Vice President of Marketing for Belden Brick. Mr. Belden served as a director of both Signal Corporation and Signal Bank from 1988 to 1999. He graduated from the University of Notre Dame in 1969 with a BS degree in Mathematics and then graduated from the University of Michigan Graduate School of Business in 1971. Mr. Belden has been very active in community affairs including the American Red Cross, Canton Regional Chamber of Commerce, Junior Achievement of Stark County, Stark County Foundation and others.

J. Edward Diamond (Director) Mr. Diamond, a private investor since 1984 in the Canton area, is the retired Chairman of Glendale Oxygen Company, a Canton based supplier of cryogenic gases and welding supplies. He has served on the boards of Arrowhead Country Club, The Canton Club, The Canton Ballet and The Canton Symphony Orchestra Association. He is a graduate of the University of Virginia and has been a resident of Canton his entire life.

L. Dwight Douce (President/Chief Executive Officer and Director) Mr. Douce has more than 26 years of financial institution experience in a diverse number of positions, with 16 years experience in the Wooster area. From October of 1996 to February of 1999, Mr. Douce served as President-Chief Operating Officer of Signal Bank, a $1.8 billion commercial bank headquartered in Wooster, which operated more than 25 branches. From 1985 to October of 1996, Mr. Douce served as Executive Vice President and Chief Financial Officer of First Federal Savings and Loan Association (Signal Bank's predecessor). During Mr. Douce's tenure, Signal Bank grew from a $200 million to a $1.8 billion financial services institution. Mr. Douce graduated from Capital University with a b.s. in business administration. He has been a resident of the Wooster area for the last sixteen years and has been very active in civic and social activities including the Wayne Development Council, American Heart Association, Kiwanis, United Way and other activities.

Scott Fitzpatrick (Director) Since 1983, Mr. Fitzpatrick has served as a partner in Fitzpatrick Enterprises in Canton, Ohio. The partnership is primarily involved in the development and sale of real estate and management of properties.

Gregory Long (Director) Mr. Long is a licensed CPA with over 27 years experience in the business and, since 1983, has served as the President of Long & Wilson, Inc. CPA's of Wooster, Ohio. Mr. Long is actively involved as a board member of the Wayne County Historical Society and is President of Buckeye Council, Inc., Boy Scouts of America. He is also a member of Rotary Club and a coach in Wooster Youth Baseball, and is retired from the Army Reserve as a Lt. Col. and is Scoutmaster of Boy Scout Troop 61 of Wooster.

Michael Meenan (Director) Since 1989, Mr. Meenan has served as the President and owner of Riverview Industrial Wood Products, Inc. based in Wooster. Mr. Meenan is involved in the local rotary organization as well as other non-profit organizations in the Wooster area.

Steven G. Pettit (Senior Vice President of Lending, President of Stark County Division) Mr. Pettit has 15 years of commercial banking experience in a diverse number of lending positions in both Stark and Wayne Counties. From February to September of 1999, Mr. Pettit held the position of Senior Vice President, Senior Loan Officer for two regions of FirstMerit Bank, N.A. From March of

1996 to February of 1999, Mr. Pettit held the same position at Signal Bank, N.A., a $1.8 billion financial institution. From January of 1994 to March of 1996, Mr. Pettit served as Manager of Commercial Lending for First Merit. Mr. Pettit graduated from the University of Tennessee with a B.S. degree in Business Administration and from Ashland University with an MBA in Executive Management. Mr. Pettit has been a resident of the Canton Area his entire life and has been active in various social and civic activities, including Meals on Wheels of Stark and Wayne Counties and the United Way.

Daniel Plumly (Director and Secretary) Since 1981, Mr. Plumly has been a partner with Critchfield, Critchfield & Johnston, the largest law firm in Wooster. Mr. Plumly served on the board of directors of Signal Corporation and Signal Bank from 1986 to 1999. Mr. Plumly is the Vice President of Meals on Wheels of Stark and Wayne Counties and is involved in coaching youth football, basketball and lacrosse. He also serves as Chairman of the Board of Governors of Wooster Country Club, as a trustee of the Wooster Boosters Club, as a member of the Board of Trustees of the United Methodist Church, as a member of the Board of Directors of Main Street, Inc. and as a trustee of the Wooster Lacrosse Club.

Thomas Schervish (Director) Since 1984, Mr. Schervish has served as the owner and president of Stark Management Company, which owns and operates a number of restaurant franchises in the Stark County area. The company also provides management and consulting services to other local businesses. He graduated from the University of Detroit with a B.S. in marketing. Mr. Schervish is very active in community affairs including the Pro Football Hall of Fame, Stark Development Board, Rotary, Walsh University Board of Trustees, Junior Achievement and others.

EXECUTIVE OFFICERS

The Company's executive officers who are not also directors are as follows:

Steve Pettit, age 40, Vice President of the Company and Senior Vice President of Lending and President of the Stark County Region for the Bank, has 15 years experience in commercial banking in a diverse number of lending positions in both Stark and Wayne Counties. Most recently, Mr. Pettit held the position of Senior Vice President, Senior Loan Officer for two regions of FirstMerit Bank, N.A.

The executive officers of Ohio Legacy Corp are not subject to any legal proceedings.

ITEM 10. EXECUTIVE COMPENSATION

The Company and Ohio Legacy Bank have entered into one-year employment agreements with Mr. Douce, as its Chief Executive Officer and President, and Mr. Pettit, as its Senior Vice President of Lending and President of the Stark County Division. Each employment agreement renews automatically for an additional year unless either party furnishes at least sixty days notice to the other of their intent to terminate the agreement. Mr. Douce's employment agreement commences on the date that Ohio Legacy Bank begins operations. Mr. Pettit's employment agreement commenced effective October 6, 1999. If Ohio Legacy Bank does not open, Mr. Pettit will continue to be paid under his employment agreement for a period of one year from the commencement date of this agreement.

Upon change of control of Ohio Legacy, both Mr. Douce and Mr. Pettit will have the right to terminate their employment and receive a severance equal to 2.99 times their current annual compensation. In addition, all previously granted stock options will vest in the event of a termination of employment upon a change in control.

The following table summarized the compensation to be received by each Executive Officer of Ohio Legacy Corp.

                                                                                            Contingent
                         Capacity                            Salaries, Fees,                Forms
                         In Which                            Commissions                    Of
Name                     Served                              And Bonuses        Benefits    Remuneration
L. Dwight Douce          President & Chief Executive
                         Officer & Director                  $100,000           $0          $0

Steve Pettit             Senior V.P. of Lending &
                         President   of  the  Stark  County
                         Division                            $100,000           $0          $0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table gives information about the anticipated beneficial ownership of The Company's capital stock after the offering by:

-    each person expected to own more than 5% of Ohio Legacy's common shares;

-    each of Ohio Legacy's executive officers and directors; and

-    all of Ohio Legacy's executive officers and directors as a group.


                                                                                Percent of
                                                                                ----------
Name                                  Common          Warrants Expected to         Class          Percent of Class
----                                  ------          --------------------         -----          ----------------
                                    Shares (1)           be Granted (2)         (Minimum)(3)         (Maximum)(3)
                                    ----------           --------------         ------------         ------------
Directors and executive
officers:
L. Dwight Douce                       25,000                 25,000                 4.70                3.67
Gregory Long                          15,000                 15,000                 2.82                2.20
Michael Meenan                        10,000                 10,000                 1.88                1.47
Daniel Plumly                         15,000                 15,000                 2.82                2.20
D. William Allen                      10,000                 10,000                 1.88                1.47
Robert Belden                         10,000                 10,000                 1.88                1.47
J. Edward Diamond                     25,000                 25,000                 4.70                3.67
Thomas Schervish                      30,000                 25,000                 5.18                4.02
Scott Fitzpatrick                     15,000                 15,000                 2.82                2.20
Steve Pettit                           1,000                                         .09                 .07
                                      ------                 ------                 ----                ----
Directors and executive
officers as a group (10)             156,000                150,000                28.77%               22.44%

1.) Reflects common shares purchased prior to the initial public offering and common shares expected to be purchased in the initial offering.

2.) Reflects warrants expected to be granted in connection with the Company's initial capitalization and initial public offering. In recognition of the financial risk and efforts they have undertaken in organizing the Company, the organizers are expected to be granted up to an aggregate of 150,000 warrants. Organizers will receive a warrant for each common share they own subject to an individual limit of 25,000 warrants and an overall limit of 150,000 warrants in order to comply with the 15% limit imposed on grants of warrants and options to directors, officers, promoters, 5% shareholders and employees for a period of one year following the offering.

3.) The minimum and maximum percentages were calculated based on the exercise of 150,000 warrants, which would increase the total number of outstanding shares by 150,000.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ohio Legacy Bank expects to have banking and other transactions in the ordinary course of business with the organizers, directors, and officers and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms, including price, or interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These transactions are also restricted by the agencies that regulate the Company and the Bank. These transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Regulation S-B

Exhibit      Reference to
Number       Description of Document                             Prior Filing
------       -----------------------                             ------------

 3.1         Amended and Restated Articles                            *
             of Incorporation.

 3.2         Code of Regulations.                                     *

 4.1         See pages 1 through 9 of Exhibit 3.1 for
             Provisions defining the rights of the
             holders of common shares.                                *

 4.2         Form of Ohio Legacy Corp Common Share
             Certificate.                                             *

10.1         Omnibus Stock Option, Stock Ownership
             and Long Term Incentive Plan.                            *

10.2         Employment Agreement dated November 29,
             1999 by and among Ohio Legacy Corp, Ohio
             Legacy Bank and L. Dwight Douce.                         *

10.3         Employment Agreement dated November 29,
             1999 by and among Ohio Legacy Corp, Ohio
             Legacy Bank and Steven G. Pettit.                        *

10.4         Lease agreement dated August 24, 1999 by and
             between Jack K. and Heidi M. Gant and Ohio
             Legacy Corp.                                             *

10.5         Lease agreement dated November 30, 1999 by
             and between Schoeppner Properties and Ohio
             Legacy Corp.                                             *

10.6         Form Stock Purchase Warrant.                             *

21           List of subsidiaries of Ohio Legacy Corp.                *

24           Power of Attorney.                                       *

27           Financial Data Schedule.

* Indicates documents which have been previously filed as part of the Issurer's Registration Statement Under the Securities Act of 1933 on Form SB-2 (file number 333-88863) dated December 14, 1999. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                OHIO LEGACY CORP

                                By: /s/ L. Dwight Douce
                                -----------------------
                             L. Dwight Douce, President, Chief
                             Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 30, 2000.

/s/ L. Dwight Douce                     /s/ D. William Allen
-------------------------------         --------------------
L. Dwight Douce, President, Chief       D. William Allen, Director
Executive Officer and Director

/s/ Robert Belden                       /s/ J. Edward Diamond
-------------------------------         ---------------------
Robert Belden, Director                 J. Edward Diamond, Director

/s/ Scott Fitzpatrick                   /s/ Gregory Long
-------------------------------         ---------------------
Scott Fitzpatrick, Director             Gregory Long, Director

/s/ Michael Meenan                      /s/ Daniel Plumly
-------------------------------         ---------------------
Michael Meenan, Director                Daniel Plumly, Director and Secretary

/s/ Thomas Schervish
--------------------
Thomas Schervish, Director