Form 10QSB
period 2000-03-31
OHIO LEGACY CORP
filed 2000-06-22
CIK 1096654

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________

                        Commission file number: 333-88863
                                                ---------

                                OHIO LEGACY CORP
                                ----------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                      034-1903890
              ----                                      -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  132 East Liberty Street, Wooster, Ohio 44691
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (330) 263-1955
                                 --------------
                 (Issuer's telephone number including area code)


The issuer has no gross revenues for its most recent fiscal quarter.

There was no voting stock held by non-affiliates of the issuer as of May 12, 2000. As of the said date, the issuer had 135 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]    No [ X ]







--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                          Quarter ended March 31, 2000

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                                  Page

     BALANCE SHEETS AS OF MARCH 31, 2000 AND
        DECEMBER 31, 1999...............................................     3

     STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
        MARCH 31, 2000..................................................     4

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
        THREE MONTHS ENDED MARCH 31, 2000...............................     5

     STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
        MARCH 31, 2000..................................................     6

      NOTES TO FINANCIAL STATEMENTS.....................................     7

ITEM 2 - PLAN OF OPERATIONS.............................................    12


                           Part II - Other Information

OTHER INFORMATION.......................................................    14

SIGNATURES..............................................................    15




--------------------------------------------------------------------------------
                                                                              2.




                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
-----------------------------------------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                    March 31,       December 31,
                                                                                      2000              1999
                                                                                      ----              ----

ASSETS

Cash and due from banks                                                           $     15,199     $     116,757
Leasehold improvements                                                                   2,469                --
Furniture and equipment                                                                 42,769                --
Computer equipment and software                                                         57,440                --
Deferred offering costs                                                                 50,356            79,552
Other assets                                                                            66,519            84,218
                                                                                  ------------     -------------

         Total assets                                                             $    234,752     $     280,527
                                                                                  ============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

     Accounts payable                                                             $    247,532     $     129,171
     Notes payable to stockholders                                                     215,000           135,000
                                                                                  ------------     -------------

         Total liabilities                                                             462,532           264,171

Stockholders' equity

     Common stock - no par value, 2,500,000 shares authorized;
       13,500 shares issued and outstanding                                            135,000           135,000
     Deficit accumulated during the development stage                                 (362,780)         (118,644)
                                                                                  ------------     -------------

         Total stockholders' equity                                                   (227,780)           16,356
                                                                                  ------------     -------------

         Total liabilities and stockholders' equity                               $    234,752     $     280,527
                                                                                  ============     =============





--------------------------------------------------------------------------------

                 See accompanying notes to financial statements



                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                             STATEMENT OF OPERATIONS
                    For the Three Months ended March 31, 2000
----------------------------------------------------------------------------------------------

                                                                                 Three Months
                                                                                     Ended
                                                                                March 31, 2000
                                                                                --------------

EXPENSES

     Salaries and benefits                                                    $       148,129
     Occupancy and equipment                                                           14,145
     Offering expense                                                                  65,648
     Professional fees                                                                    989
     Telephone, supplies and other                                                     11,576
     Interest expense                                                                   3,649
                                                                              ---------------

         Net loss                                                             $       244,136
                                                                              ===============



--------------------------------------------------------------------------------

                 See accompanying notes to financial statements



                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2000

---------------------------------------------------------------------------------------------------------------------
                                                                                                           Total
                                                                       Common        Accumulated       Stockholders'
                                                                        Stock          Deficit            Equity
                                                                        -----          -------            ------

Balance January 1, 2000                                            $     135,000    $   (118,644)      $     16,356

Net loss for the three months ended March 31, 2000                            --        (244,136)          (244,136)
                                                                   -------------    ------------       ------------

Balance March 31, 2000                                             $     135,000    $   (362,780)      $   (227,780)
                                                                   =============    ============       ============






--------------------------------------------------------------------------------

                 See accompanying notes to financial statements



                         PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2000

---------------------------------------------------------------------------------------------------

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                            2000
                                                                                            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $    (244,136)
     Adjustments to reconcile net loss to net cash from operating activities

         Change in deferred offering costs                                                    29,196
         Change in other assets                                                               17,699
         Increase in accounts payable                                                        118,361
                                                                                       -------------
              Net cash from operating activities                                             (78,880)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of premises and equipment                                                     (102,678)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable to stockholders                                              80,000
                                                                                       -------------

Net change in cash and cash equivalents                                                     (101,558)

Cash and cash equivalents at beginning of period                                             116,757
                                                                                       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $      15,199
                                                                                       =============



--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

--------------------------------------------------------------------------------



NOTE 1 - ORGANIZATION AND SUMMARY OF
  SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Ohio Legacy Corp (Corporation) at March 31, 2000, and its results of operations and cash flows for the period presented. The Corporation was not incorporated until July 1, 1999. As a result, no financial information is presented for the comparable prior year period. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in its 1999 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

ORGANIZATION: The Corporation was incorporated July 1, 1999, and was a development stage company as of March 31, 2000. The Corporation will be devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning related to the organization of Ohio Legacy Bank. The Corporation is expected, upon completion of a public stock offering, to purchase 100% of the common stock of Ohio Legacy Bank, a national-chartered bank. The Corporation will file an application to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

The Corporation intends to sell between 900,000 and 1,200,000 shares of its common stock at $10.00 per share. Each purchaser of common stock in this offering will receive one warrant for every five common shares purchased. Each warrant will represent the right of the holder to purchase one common share at a price of $10.00 at any time within seven years following the opening of Ohio Legacy Bank. The warrants may be called by the Corporation at any time after the first year of issuance. If called, each holder of a warrant must exercise the warrant within 30 days after such call or the warrant will expire with no payment being made to the warrant holder. Warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. The offering is expected to raise between $8,575,000 and $11,152,000, net of estimated underwriting commissions and offering expenses. The Board of Directors and Executive Officers of the Corporation are expected to own approximately 272,000 shares of common stock at $10.00 per share after the public offering.



--------------------------------------------------------------------------------

                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF
  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ORGANIZATION AND STOCK OFFERING COSTS: Costs directly associated with the organization of the Corporation and Ohio Legacy Bank have been expensed as incurred. Costs directly associated with preparing a previous stock offering, which expired on April 14, 2000, with no continuing value to the current stock offering, have been expensed during the three months ended March 31, 2000. Costs directly associated with preparing the current stock offering have been deferred and will be deducted from the proceeds received in the offering. If the stock offering is not completed, any deferred costs will be charged to operations.

INCOME TAXES: Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized.

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

STOCK SPLIT: As part of its initial capitalization, the Corporation sold 135 shares of common stock at a price of $1,000 per share to its nine organizing directors, totaling $135,000. Upon full subscription of the offering and just prior to the closing, a 100 to 1 stock split will take effect concerning the 135 common shares purchased by the organizers prior to the offering. All share information has been retroactively adjusted to reflect the effect of the 100 to 1 stock split.


--------------------------------------------------------------------------------

                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - NOTES PAYABLE TO STOCKHOLDERS

The Corporation borrowed funds from the stockholders for working capital until completion of the public stock offering. The notes are payable upon demand and accrue interest at the prime rate of interest.

NOTE 3 - STOCK OPTIONS

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

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be granted 2,500 nonqualified options at the time that person first becomes a Director or at the closing of the offering. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. No options have been granted as of March 31, 2000.

In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.

NOTE 4 - STOCK WARRANTS

The Corporation expects to grant up to an aggregate of 150,000 warrants to the Board of Directors and Executive Officers of the Corporation. The warrants will vest in approximately equal percentages each year over the initial three years of operations. The Corporation expects to account for this stock-based compensation under the provisions of APB No. 25 and as such will disclose the pro forma impact of the grant on net income in accordance with SFAS No. 123.

--------------------------------------------------------------------------------

                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

--------------------------------------------------------------------------------



NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The employment agreement with the Chief Executive Officer and President begins and becomes valid when the Bank begins operations. The employment agreement with the Senior Loan Officer and President of the Stark County Division commenced October 6, 1999. Should the Bank not open, the contract will pay the Senior Loan Officer and President of the Stark County Division until he finds other employment and will make up for any short fall in salary below $100,000 during the contract term.

The Corporation's headquarters and the Wayne County banking center will be located at 305 West Liberty Street, Wooster, Ohio 44691. The Corporation has entered a fifteen-year lease agreement for the property, with two five-year renewal options, with its owner. The Corporation was required to pay the lessor $5,000 upon execution of the lease, which is nonrefundable and does not apply against any rent payments, as consideration for the lessors not seeking to enforce the provisions of the lease until October 31, 1999 (grace period). The Corporation can extend the grace period until June 15, 2000 by delivering written notices at various interim dates and making nonrefundable extension payments which total $100,000 on or before each extension deadline. Extension payments made will be credited dollar-for-dollar against monthly rent installments. At March 31, 2000, the Corporation has paid the $5,000 nonrefundable lease execution fee and a $25,000 extension payment. The initial rent during the construction period shall be the prime rate plus 1/2% times the construction-financing amount. Following the initial rent, monthly rent for the first five years will be base rent of $4,200 plus an amount equal to the monthly payment to amortize the construction costs, which are estimated to be $550,000 over 180 months, with an interest rate of prime plus 1/2%. The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five-year period. The lease is expected to be accounted for as a capital lease.

The Stark County banking center will be located at 3900 Dressler Road in Canton, Ohio. The Corporation has entered a ten-year lease agreement for the property with two five-year renewal options. Annual rent payments will be $52,500 for the first five years of the lease, with the lease increasing 15% for each renewal term. Additionally, the Company will pay $8,000 annually for the drive-through area for the term of the lease. The lease is expected to be accounted for as an operating lease.

--------------------------------------------------------------------------------

                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

The Corporation also entered a one-year lease beginning January 1, 2000 for temporary facilities four blocks from the permanent site at 132 East Liberty Street, Wooster, Ohio. The temporary site will be used for administrative purposes during the organization of Ohio Legacy Bank. Once the Bank receives its charter, it will also be used as a branch office until the permanent site is completed. Monthly rent will be $1,895. Rent expense for the three months ended March 31, 2000 was $5,685.

Estimated rental commitments under these leases for their noncancelable periods assuming the payments begin on April 1, 2000 for the headquarters and Stark County Banking Center, prime rate is 9.0% and the Consumer Price Index increases by 12.71% each five years are as follows:

         Year ending March 31, (unaudited)

                           2001                           $     196,874
                           2002                                 179,819
                           2003                                 179,819
                           2004                                 179,819
                           2005                                 179,819
                           Thereafter                         1,635,187
                                                          -------------

                               Total                      $   2,551,337
                                                          =============


NOTE 6 - INCOME TAXES

The accumulated tax benefit of $123,345 at March 31, 2000 associated with the net operating loss carryforwards of $362,780 at March 31, 2000 has been offset with a valuation allowance as of March 31, 2000 since the Corporation is in the development stage and has no history of generating taxable income.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                                 March 31, 2000

--------------------------------------------------------------------------------

ITEM 2. PLAN OF OPERATION

The Corporation was established to own and hold all of the common stock of Ohio Legacy Bank. In July and August of 1999, the organizers filed applications with the Office of the Controller of the Currency "OCC" and with the Federal Deposit Insurance Corporation "FDIC" to receive a national bank charter and federal deposit insurance. The OCC and FDIC have granted preliminary regulatory approval. Whether the OCC and FDIC grant final approval and deposit insurance will depend upon, among other things, the Corporation's compliance with legal requirements imposed by the OCC and the FDIC, including capitalization of Ohio Legacy Bank with at least a specified minimum amount of capital which management believes will be $7.14 million. Upon receipt of these final regulatory approvals from the OCC and the FDIC, management expects to receive final regulatory approval from the Federal Reserve to become a bank holding company, which must be approved before the Corporation can acquire the capital stock of Ohio Legacy Bank. Management expects to receive all final regulatory approvals by the third quarter of 2000.

Ohio Legacy Bank's operating principle will focus on superior customer service through knowledgeable employees and efficient operating systems and technology. Customers will each have one employee assigned to them to serve all of their needs, while at the same time having access to any senior manager when necessary. Policies and procedures will be tailored to the local markets rather than larger regional or state areas.

Within the Bank's designated market areas of Wayne and Stark Counties, the directorship and management plan to focus on the small businesses within the area, residential real estate mortgages and a growing consumer market. They will rely on themselves, shareholders and employees for business development.

Over the next twelve to twenty-four months, Ohio Legacy Bank plans to offer competitive products in its markets and believes it will have no trouble satisfying the cash requirements for funding loans. Ohio Legacy Bank does not plan to pay the highest rates on deposits, but feels it can compete with exceptional customer service. At the same time, Ohio Legacy Bank does not expect to charge the lowest rates and fees on its loans. Ohio Legacy Bank will work with customers to design products and systems that will meet their individual needs, without just being another low cost provider.

Assuming the securities offered in the June 2000 offering are fully subscribed, the Company does not anticipate any need to raise additional capital for the next three to five years. From the proceeds of the offering, which are expected to be between $8,575,000 and $11,152,000 after sales agent commissions and offering expenses, between $7,135,000 and $9,712,000 will be used to capitalize Ohio Legacy Bank.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                                 March 31, 2000

--------------------------------------------------------------------------------


It is anticipated that expenditure for furniture, fixtures, and equipment will be approximately $425,000 in the first year of operation. The largest expenditure items will be for bank equipment such as vaults, safe deposit boxes, ATMs, personal computers, teller equipment and leasehold improvements. These expenditures are expected to meet the Corporation's needs for the next few years.

Ohio Legacy Bank will be opened with approximately fifteen full-time employees and five part-time employees and expect that this number of employees will be sufficient for the first two years of operations.




--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
                                OHIO LEGACY CORP
                                 March 31, 2000

--------------------------------------------------------------------------------


Item 1 -       Legal Proceedings:
               -----------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               -----------------------------------------
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               -------------------------------
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ---------------------------------------------------
               There are no matters required to be reported under this item.

Item 5 -       Other Information:
               -----------------
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------
               (a) Exhibit 27 - Financial Data Schedule. All other documents are incorporated by reference to the exhibits attached to the Corporation's registration statement on Form SB-2.

               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2000.



--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   SIGNATURES
                                 March 31, 2000

-------------------------------------------------------------------------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OHIO LEGACY CORP

Dated: June 16, 2000                  By:   / s /  L. Dwight Douce
                                      ------------------------------------------
                                      L. Dwight Douce, President, Chief
                                      Executive Officer and Director






--------------------------------------------------------------------------------