Form 10QSB
period 2000-06-30
OHIO LEGACY CORP
filed 2000-08-14
CIK 1096654

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                         Commission file number: 333-88863

                                OHIO LEGACY CORP
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

There was no voting stock held by non-affiliates of the issuer as of August 4, 2000. As of the said date, the issuer had 135 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

--------------------------------------------------------------------------------
                                                                              1.

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                   FORM 10-QSB
                           Quarter ended June 30, 2000


                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                              Page

      BALANCE SHEETS .............................................      3

      STATEMENTS OF OPERATIONS ...................................      4

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY ...............      5

      STATEMENT OF CASH FLOWS ....................................      6

      NOTES TO FINANCIAL STATEMENTS ..............................      7

ITEM 2 - PLAN OF OPERATIONS ......................................     12


                           Part II - Other Information

OTHER INFORMATION ................................................     14

SIGNATURES .......................................................     15


--------------------------------------------------------------------------------
                                                                              2.

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                                                                    June 30,     December 31,
                                                                      2000           1999
                                                                      ----           ----
ASSETS
Cash and due from banks                                            $   8,848      $ 116,757
Leasehold improvements                                                 3,331             --
Furniture and equipment                                               59,391             --
Computer equipment and software                                      118,921             --
Deferred offering costs                                               61,112         79,552
Other assets                                                          95,913         84,218
                                                                   ---------      ---------

         Total assets                                              $ 347,516      $ 280,527
                                                                   =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accounts payable                                              $ 338,750      $ 129,171
     Notes payable to stockholders                                   440,000        135,000
                                                                   ---------      ---------

         Total liabilities                                           778,750        264,171

Stockholders' equity
     Common stock - no par value, 2,500,000 shares authorized;
       13,500 shares issued and outstanding                          135,000        135,000
     Deficit accumulated during the development stage               (566,234)      (118,644)
                                                                   ---------      ---------

         Total stockholders' equity                                 (431,234)        16,356
                                                                   ---------      ---------

         Total liabilities and stockholders' equity                $ 347,516      $ 280,527
                                                                   =========      =========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              For the Three and Six Months Ended June 30, 2000 and
             From July 1, 1999 (Date of Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                          Cumulative
                                      Three Months      Six Months         Amounts
                                          Ended           Ended            Through
                                      June 30, 2000   June 30, 2000     June 30, 2000
                                      -------------   -------------     -------------
EXPENSES
     Salaries and benefits               $160,541         $308,670         $339,841
     Occupancy and equipment               10,105           24,250           24,250
     Offering expense                       2,063           67,711           67,711
     Professional fees                     13,016           14,095           84,015
     OCC application fee                       --               --           15,000
     Computer Processing                    5,981            5,981            5,981
     Telephone, supplies and other          4,650           16,226           18,779
     Interest expense                       7,008           10,657           10,657
                                         --------         --------         --------

         Net loss                        $203,364         $447,590         $566,234
                                         ========         ========         ========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 For the Period from July 1, 1999 (Date of Inception) to December 31, 1999 and
                     For the Six Months Ended June 30, 2000

--------------------------------------------------------------------------------

                                                                                        Total
                                                       Common       Accumulated     Stockholders'
                                                       Stock          Deficit           Equity
                                                       -----          -------           ------
Issuance of Common Stock                              $135,000       $      --        $ 135,000

Net loss July 1, 1999 (date of inception) to
  December 31, 1999                                         --        (118,644)        (118,644)
                                                      --------       ---------        ---------

Balance December 31, 1999                              135,000        (118,644)          16,356

Net loss for the six months ended June 30, 2000             --        (447,590)        (447,590)
                                                      --------       ---------        ---------

Balance June 30, 2000                                 $135,000       $(566,234)       $(431,234)
                                                      ========       =========        =========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended June 30, 2000 and
             From July 1, 1999 (Date of Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                                          Cumulative
                                                                        Six Months         Amounts
                                                                       Ended June 30,      Through
                                                                           2000         June 30, 2000
                                                                           ----         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $(447,590)       $(566,234)
     Adjustments to reconcile net loss to net cash from operating activities
         Change in deferred offering costs                                 18,440          (61,112)
         Change in other assets                                           (11,695)         (95,913)
         Increase in accounts payable                                     209,579          338,750
                                                                        ---------        ---------
              Net cash from operating activities                         (231,266)        (384,509)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of premises and equipment                                  (181,643)        (181,643)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                    --          135,000
     Proceeds from notes payable to stockholders                          305,000          440,000
                                                                        ---------        ---------
         Net cash from financing activities                               305,000          575,000

Net change in cash and cash equivalents                                  (107,909)           8,848

Cash and cash equivalents at beginning of period                          116,757               --
                                                                        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   8,848        $   8,848
                                                                        =========        =========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF
  SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Ohio Legacy Corp (Corporation) at June 30, 2000, and its results of operations and cash flows for the periods presented. The Corporation was not incorporated until July 1, 1999. As a result, no financial information is presented for the comparable prior year periods. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation's Annual Report for the year ended December 31, 1999. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in its December 31, 1999 financial statements. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

Organization: The Corporation was incorporated July 1, 1999, and was a development stage company as of June 30, 2000. The Corporation has been devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning related to the organization of Ohio Legacy Bank. The Corporation is expected, upon completion of a public stock offering, to purchase 100% of the common stock of Ohio Legacy Bank, a national-chartered bank. The Corporation will file an application to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

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

--------------------------------------------------------------------------------
                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

Organization and Stock Offering Costs: Costs directly associated with the organization of the Corporation and Ohio Legacy Bank have been expensed as incurred. Costs directly associated with preparing a previous unsuccessful stock offering, which expired on April 14, 2000, with no continuing value to the current stock offering, have been expensed during the three and six months ended June 30, 2000. Costs directly associated with preparing the current stock offering have been deferred and will be deducted from the proceeds received in the offering. If the stock offering is not completed, any deferred costs will be charged to operations.

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

Comprehensive Income: Comprehensive income consists of net income (loss) and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available for sale and changes in minimum pension liability, which are also recognized as separate components of stockholders' equity. The Corporation had no other comprehensive income items for the periods presented. As a result, comprehensive income consists only of net loss for the periods presented.

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

--------------------------------------------------------------------------------
                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - NOTES PAYABLE TO STOCKHOLDERS

The Corporation borrowed funds from the stockholders for working capital until completion of the public stock offering. The notes are payable upon demand and accrue interest at the prime rate of interest at the time the borrowings occurred.


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

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be granted 2,500 nonqualified options at the time that person first becomes a Director or at the closing of the offering. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. No options have been granted as of June 30, 2000.

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


--------------------------------------------------------------------------------
                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

The Corporation's headquarters and the Wayne County banking center will be located at 305 West Liberty Street, Wooster, Ohio 44691. The Corporation has entered a fifteen-year lease agreement for the property, with two five-year renewal options, with its owner. The Corporation was required to pay the lessor $5,000 upon execution of the lease, which is nonrefundable and does not apply against any rent payments, as consideration for the lessors not seeking to enforce the provisions of the lease until October 31, 1999 (grace period). The Corporation can extend the grace period by delivering written notices at various interim dates and making nonrefundable extension payments which total $100,000 on or before each extension deadline. Extension payments made will be credited dollar-for-dollar against monthly rent installments. At June 30, 2000, the Corporation has paid the $5,000 nonrefundable lease execution fee which was expensed and included in occupancy and equipment expense and a $25,000 extension payment which is included in other assets. The initial rent during the construction period shall be the prime rate plus 1/2% times the construction-financing amount. Following the initial rent, monthly rent for the first five years will be base rent of $4,200 plus an amount equal to the monthly payment to amortize the construction costs, which are estimated to be $550,000 over 180 months, with an interest rate of prime plus 1/2%. The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five-year period. The lease is expected to be accounted for as a capital lease. The capital lease for the Wayne County banking center has not yet been recorded because construction for the facility has not started.

--------------------------------------------------------------------------------
                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The Corporation entered into a one-year lease beginning January 1, 2000 for temporary facilities four blocks from the permanent site at 132 East Liberty Street, Wooster, Ohio. The temporary site will be used for administrative purposes during the organization of Ohio Legacy Bank. Once the Bank receives its charter, it will also be used as a branch office until the permanent site is completed. Monthly rent is $1,895.

The Corporation entered into a month-to-month lease beginning in May 2000 for temporary facilities in Canton to be used for administrative purposes until this banking center is completed. Monthly rent is $485.

Rent expense for the leased facilities for the three and six months ended June 30, 2000 was $6,930 and $12,615. Estimated rental commitments under these leases for their noncancelable periods assuming the payments begin on July 1, 2000 for the headquarters and Stark County Banking Center, prime rate is 9.5% and the Consumer Price Index increases by 12.98% each five years are as follows:

               Year ending June 30,
                           2001                             $  193,194
                           2002                                181,824
                           2003                                181,824
                           2004                                181,824
                           2005                                181,824
                           Thereafter                        1,657,519
                                                            ----------

                               Total                        $2,578,009
                                                            ==========


NOTE 6 - INCOME TAXES

The tax benefit of $192,520 at June 30, 2000 associated with the net operating loss carryforwards of $566,234 has been offset with a valuation allowance as of June 30, 2000 since the Corporation is in the development stage and has no history of generating taxable income. The net operating loss carryforward generated in 1999 expires December 31, 2019. Any net operating loss carryforward generated in 2000 expires December 31, 2020.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                  June 30, 2000

--------------------------------------------------------------------------------

ITEM 2. PLAN OF OPERATION

Some of the information in this document contains "forward-looking statements" concerning Ohio Legacy Corp and Ohio Legacy Bank and their operations, performance, financial condition and likelihood of success.

You can identify these statements by use of terms such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," and "will" or similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors, that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

The Corporation was established to own and hold all of the common stock of Ohio Legacy Bank. In July and August of 1999, the organizers filed applications with the Office of the Controller of the Currency "OCC" and with the Federal Deposit Insurance Corporation "FDIC" to receive a national bank charter and federal deposit insurance. The OCC and FDIC have granted preliminary regulatory approval. Whether the OCC and FDIC grant final approval and deposit insurance will depend upon, among other things, the Corporation's compliance with legal requirements imposed by the OCC and the FDIC, including capitalization of Ohio Legacy Bank with at least a specified minimum amount of capital which management believes Ohio Legacy Bank will be able to meet. In the event these requirements are not met, the stock offering will be terminated. Upon receipt of these final regulatory approvals from the OCC and the FDIC, management expects to receive final regulatory approval from the Federal Reserve to become a bank holding company, which must be approved before the Corporation can acquire the capital stock of Ohio Legacy Bank. Management expects to receive all final regulatory approvals by the third quarter of 2000.

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

Over the next twelve to twenty-four months, Ohio Legacy Bank plans to offer competitive products in its markets and believes it will have the cash requirements for funding loans. Ohio Legacy Bank does not plan to pay the highest rates on deposits, but feels it can compete with exceptional customer service. At the same time, Ohio Legacy Bank does not expect to charge the lowest rates and fees on its loans. Ohio Legacy Bank will work with customers to design products and systems that will meet their individual needs, without just being another low cost provider.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                  June 30, 2000

--------------------------------------------------------------------------------

Assuming the securities offered in the June 2000 offering are fully subscribed, with the exception of the exercise of warrants and options, the Company does not anticipate any need to raise additional capital for the next three to five years. From the proceeds of the offering, which are expected to be between $8,575,000 and $11,152,000 after sales agent commissions and offering expenses, between $8,035,000 and $10,612,000 will be used to capitalize Ohio Legacy Bank. Operations of the Corporation are currently being funded by loans from the organizers totaling $440,000 at June 30, 2000.

It is anticipated that expenditure for furniture, fixtures, and equipment will be approximately $425,000 in the first year of operation. The largest expenditure items will be for bank equipment such as vaults, safe deposit boxes, ATMs, personal computers, teller equipment and leasehold improvements. These expenditures are expected to meet our needs for the next few years.

Ohio Legacy Bank will be opened with approximately fifteen full-time employees and five part-time employees and expect that this number of employees will be sufficient for the first two years of operations.

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
                                OHIO LEGACY CORP
                                  June 30, 2000

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

                (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2000.

--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   SIGNATURES
                                  June 30, 2000

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OHIO LEGACY CORP

Dated: August 4, 2000                         By: /s/  L. Dwight Douce
------------------------                      ----------------------------------
                                               L. Dwight Douce, President, Chief
                                              Executive Officer and Director

Dated: August 4, 2000                         By: /s/  Paul Mederski
------------------------                      ----------------------------------
                                               Paul Mederski, Treasurer

--------------------------------------------------------------------------------