Form 10QSB
period 2000-09-30
OHIO LEGACY CORP
filed 2000-11-14
CIK 1096654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


As of November 13, 2000, the latest practicable date, 965,000 shares of the issuers common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]


--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                   FORM 10-QSB
                        Quarter ended September 30, 2000


                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                           Page

         BALANCE SHEETS.............................................   3

         STATEMENTS OF OPERATIONS...................................   4

         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY...............   5

         STATEMENT OF CASH FLOWS....................................   6

         NOTES TO FINANCIAL STATEMENTS..............................   7

ITEM 2 - PLAN OF OPERATIONS.........................................  12


                           Part II - Other Information

OTHER INFORMATION...................................................  13

SIGNATURES..........................................................  14

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                              September 30,         December 31,
                                                                                  2000                  1999
                                                                                  ----                  ----
ASSETS
Cash and due from banks                                                      $      47,046       $     116,757
Leasehold improvements                                                               3,331                  --
Furniture and equipment                                                             63,835                  --
Computer equipment and software                                                    118,921                  --
Deferred offering costs                                                            167,615              79,552
Other assets                                                                       170,913              84,218
                                                                             -------------       -------------

     Total assets                                                            $     571,661       $     280,527
                                                                             =============       =============

LIABILITIES
Accounts payable                                                             $     443,356       $     129,171
Notes payable to stockholders                                                      800,000             135,000
                                                                             -------------       -------------

     Total liabilities                                                           1,243,356             264,171

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - no par value, 2,500,000 shares authorized;
  13,500 shares issued and outstanding                                             135,000             135,000
Deficit accumulated during the development stage                                  (806,695)           (118,644)
                                                                             -------------       -------------

     Total stockholders' equity (deficit)                                         (671,695)             16,356
                                                                             -------------       -------------

     Total liabilities and stockholders' equity                              $     571,661       $     280,527
                                                                             =============       =============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2000,
      From July 1, 1999 (Date of Inception) through September 30, 1999 and
        From July 1, 1999 (Date of Inception) through September 30, 2000
--------------------------------------------------------------------------------

                                               From July 1,                        From July 1
                                  Three        1999 (Date of                      1999 (Date of      Cumulative
                                 Months         Inception)        Nine Months      Inception)          Amounts
                                  Ended           through            Ended           through           Through
                              September 30,    September 30,     September 30,    September 30,     September 30,
                                  2000             1999              2000             1999              2000
                                  ----             ----              ----             ----              ----

EXPENSES
Salaries and benefits        $   169,802       $        --      $   478,472       $        --      $   509,643
Occupancy and
  equipment                        9,280                --           33,530                --           33,530
Offering expense                      --                --           67,711                --           67,711
Professional fees                 39,112            68,880           53,207            68,880          123,127
OCC application fee                   --            15,000               --            15,000           15,000
Computer Processing                  799                --            6,780                --            6,780
Telephone, supplies
  and other                        6,377             1,129           22,603             1,129           25,156
Interest expense                  15,091                --           25,748                --           25,748
                             -----------       -----------      -----------       -----------      -----------

NET LOSS                     $   240,461       $    85,009      $   688,051       $    85,009      $   806,695
                             ===========       ===========      ===========       ===========      ===========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Period from July 1, 1999 (Date of Inception) to December 31, 1999,
                  For the Nine Months Ended September 30, 2000,
      From July 1, 1999 (Date of Inception) through September 30, 1999 and
                  For the Three Months Ended September 30, 2000
--------------------------------------------------------------------------------

                                                                                                      Total
                                                                  Common         Accumulated      Stockholders'
                                                                   Stock           Deficit           Equity
                                                              -------------     -------------    -------------
Issuance of Common Stock                                      $     135,000     $          --    $     135,000

Net loss July 1, 1999 (date of inception) to
  December 31, 1999                                                      --          (118,644)        (118,644)
                                                              -------------     -------------    -------------

BALANCE DECEMBER 31, 1999                                           135,000          (118,644)          16,356

Net loss for the nine months ended
  September 30, 2000                                                     --          (688,051)        (688,051)
                                                              -------------     -------------    -------------

BALANCE SEPTEMBER 30, 2000                                    $     135,000     $    (806,695)   $    (671,695)
                                                              =============     =============    =============


Issuance of Common Stock                                      $     135,000     $          --    $     135,000

Net loss July 1, 1999 (date of inception) to
  September 30, 1999                                                                  (85,009)         (85,009)
                                                              -------------     -------------    -------------

BALANCE SEPTEMBER 30, 1999                                    $     135,000     $     (85,009)   $      49,991
                                                              =============     =============    =============


BALANCE JULY 1, 2000                                          $     135,000     $    (566,234)   $    (431,234)

Net loss for the three months ended
  September 30, 2000                                                     --          (240,461)        (240,461)
                                                              -------------     -------------    -------------

BALANCE SEPTEMBER 30, 2000                                    $     135,000     $    (806,695)   $    (671,695)
                                                              =============     =============    =============


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000,
      From July 1, 1999 (Date of Inception) through September 30, 1999 and
        From July 1, 1999 (Date of Inception) through September 30, 2000
--------------------------------------------------------------------------------


                                                                              From July 1,
                                                                               1999 (Date          Cumulative
                                                           Nine Months        of Inception)          Amounts
                                                              Ended              through             Through
                                                          September 30,       September 30,       September 30,
                                                              2000                1999                2000
                                                              ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $    (688,051)     $     (85,009)      $    (806,695)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Change in deferred offering costs                      (88,063)           (32,500)           (167,615)
         Change in other assets                                 (86,695)                --            (170,913)
         Increase in accounts payable                           314,185            102,509             443,356
                                                          -------------      -------------       -------------
              Net cash from operating activities               (548,624)           (15,000)           (701,867)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of premises and equipment                        (186,087)                --            (186,087)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                          --            135,000             135,000
     Proceeds from notes payable to
       stockholders                                             665,000                 --             800,000
                                                          -------------      -------------       -------------
         Net cash from financing activities                     665,000            135,000             935,000

Net change in cash and cash equivalents                         (69,711)           120,000              47,046

Cash and cash equivalents at beginning
  of period                                                     116,757                 --                  --
                                                          -------------      -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      47,046      $     120,000       $      47,046
                                                          =============      =============       =============


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Ohio Legacy Corp (Corporation) at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The Corporation was not incorporated until July 1, 1999. As a result, information for the prior period is from July 1, 1999 through September 30, 1999. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Corporation's Annual Report for the year ended December 31, 1999. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in its December 31, 1999 financial statements. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

ORGANIZATION: The Corporation was incorporated July 1, 1999, and was a development stage company as of September 30, 2000. The Corporation has been devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, recruiting personnel and financial planning related to the organization of Ohio Legacy Bank. The Corporation completed its public stock offering as of October 2, 2000, and purchased 100% of the common stock of Ohio Legacy Bank, a national-chartered bank. The Corporation filed an application and received approval to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

The Corporation sold 965,000 shares of its common stock at $10.00 per share. Each purchaser of common stock in the offering received one warrant for every five common shares purchased. Each warrant will represent the right of the holder to purchase one common share at a price of $10.00 at any time within seven years following the opening of Ohio Legacy Bank, which occurred on October 3, 2000. The warrants may be called by the Corporation at any time after the first year of issuance. If called, each holder of a warrant must exercise the warrant within 30 days after such call or the warrant will expire with no payment being made to the warrant holder. Warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. The offering raised approximately $9,000,000, net of underwriting commissions and offering expenses. The Board of Directors and Executive Officers of the Corporation own 342,500 shares of common stock at $10.00 per share.

NATURE OF BUSINESS: The Corporation, through its subsidiary, Ohio Legacy Bank, opened its Wooster banking center on October 3, 2000 and anticipates opening its Canton banking center by the end of November 2000. The Bank will offer a full range of consumer and commercial banking services to individuals and businesses in the Wayne and Stark County, Ohio, markets.

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

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ORGANIZATION AND STOCK OFFERING COSTS: Costs directly associated with the organization of the Corporation and Ohio Legacy Bank have been expensed as incurred. Costs directly associated with preparing a previous unsuccessful stock offering, which expired on April 14, 2000, with no continuing value to the stock offering which closed on October 2, 2000, have been expensed during the three and nine months ended September 30, 2000. Costs directly associated with preparing the stock offering that closed on October 2, 2000 were deferred and will be deducted from the proceeds of the offering.

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

STOCK SPLIT: As part of its initial capitalization, the Corporation sold 135 shares of common stock at a price of $1,000 per share to its nine organizing directors, totaling $135,000. Just prior to the closing on October 2, 2000, a 100-to-1 stock split was declared. All share information has been retroactively adjusted to reflect the effect of the 100-to-1 stock split.


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

--------------------------------------------------------------------------------

                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - STOCK OPTIONS (Continued)

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be granted 2,500 nonqualified options at the time that person first becomes a Director or at the closing of the offering. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. No options have been granted as of September 30, 2000.

In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.


NOTE 4 - STOCK WARRANTS

The Corporation granted 150,000 warrants to the Board of Directors and organizers of the Corporation at the time of the closing of the stock offering. The warrants will vest in approximately equal percentages each year over the initial three years of operations. The Corporation will account for this stock-based compensation under the provisions of APB No. 25 and as such will disclose the pro forma impact of the grant on net income in accordance with SFAS No. 123.


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

The employment agreement with the Chief Executive Officer and President began and became valid with the commencement of Bank operations on October 3, 2000. The employment agreement with the Senior Loan Officer and President of the Stark County Division commenced October 6, 1999.
--------------------------------------------------------------------------------

                                  (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

The Corporation's headquarters and the Wayne County banking center will eventually be located at 305 West Liberty Street, Wooster, Ohio 44691. The Corporation has entered a fifteen-year lease agreement for the property, with two five-year renewal options, with its owner. The Corporation was required to pay the lessor $5,000 upon execution of the lease, which is nonrefundable and does not apply against any rent payments, as consideration for the lessors not seeking to enforce the provisions of the lease until October 31, 1999 (grace period). The Corporation can extend the grace period by delivering written notices at various interim dates and making nonrefundable extension payments that total $100,000 on or before each extension deadline. Extension payments made will be credited dollar-for-dollar against monthly rent installments. At September 30, 2000, the Corporation has paid the $5,000 nonrefundable lease execution fee that was expensed and included in occupancy and equipment expense and a $100,000 extension payment that is included in other assets. The initial rent during the construction period shall be the prime rate plus 1/2% times the construction-financing amount. Following the initial rent, monthly rent for the first five years will be base rent of $4,200 plus an amount equal to the monthly payment to amortize the construction costs, which are estimated to be $550,000 over 180 months, with an interest rate of prime plus 1/2%. The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five-year period. The lease is expected to be accounted for as a capital lease. The capital lease for the Wayne County banking center has not yet been recorded because construction for the facility did not begin until October 2000.

The Stark County banking center will be located at 4026 Dressler Road N.W. in North Canton, Ohio. The Corporation has entered a ten-year lease agreement for the property with two five-year renewal options. Annual rent payments will be $52,500 for the first five years of the lease, with the lease increasing 15% for each renewal term. Additionally, the Company will pay $8,000 annually for the drive-through area for the term of the lease. The lease is expected to be accounted for as an operating lease.

The Corporation entered into a one-year lease beginning January 1, 2000 for temporary facilities four blocks from the permanent site at 132 East Liberty Street, Wooster, Ohio. The temporary site will be used for administrative purposes during the organization of Ohio Legacy Bank. It is also being used as a branch office until the permanent site is completed. Monthly rent is $1,895.

The Corporation entered into a month-to-month lease beginning in May 2000 for temporary facilities in Canton to be used for administrative purposes until this banking center is completed. Monthly rent is $485.
--------------------------------------------------------------------------------

                                  (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense for the leased facilities for the three and nine months ended September 30, 2000 was $6,540 and $19,155. Estimated rental commitments under these leases for their noncancelable periods assuming the payments begin on October 1, 2000 for the headquarters and Stark County Banking Center, prime rate is 9.5% and the Consumer Price Index increases by 13.38% each five years are as follows:

             Year ending September 30,
                           2001                          $     187,509
                           2002                                181,824
                           2003                                181,824
                           2004                                181,824
                           2005                                181,824
                           Thereafter                        1,660,788
                                                         -------------

                               Total                     $   2,575,593
                                                         =============


NOTE 6 - INCOME TAXES

The tax benefit of $274,276 at September 30, 2000 associated with the net operating loss carryforwards of $806,695 has been offset with a valuation allowance as of September 30, 2000 since the Corporation is in the development stage and has no history of generating taxable income. The net operating loss carryforward generated in 1999 expires December 31, 2019. Any net operating loss carryforward generated in 2000 expires December 31, 2020.
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          (A Development Stage Company)
                               September 30, 2000
--------------------------------------------------------------------------------

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

The Corporation was established to own and hold all of the common stock of Ohio Legacy Bank. In July and August of 1999, the organizers filed applications with the Office of the Controller of the Currency "OCC" and with the Federal Deposit Insurance Corporation "FDIC" to receive a national bank charter and federal deposit insurance. The OCC and FDIC granted final approval on October 2, 2000. Upon receipt of these final regulatory approvals from the OCC and the FDIC, the Corporation received final regulatory approval from the Federal Reserve to become a bank holding company. Ohio Legacy Bank opened for business October 3, 2000.

Ohio Legacy Bank's operating principle focuses on superior customer service through knowledgeable employees and efficient operating systems and technology. Customers will each have one employee assigned to them to serve all of their needs, while at the same time having access to any senior manager when necessary. Policies and procedures are tailored to the local markets rather than larger regional or state areas.

The directorship and management plan to focus on the small businesses within the area, residential real estate mortgages and a growing consumer market. They will rely on themselves, shareholders and employees for business development.

Over the next twelve to twenty-four months, Ohio Legacy Bank plans to offer competitive products in its markets and believes it will have the cash requirements for funding loans. Ohio Legacy Bank does not plan to pay the highest rates on deposits, but feels it can compete through exceptional customer service. At the same time, Ohio Legacy Bank does not expect to charge the lowest rates and fees on its loans. Ohio Legacy Bank will work with customers to design products and systems that will meet their individual needs.

Based on the capital raised in the June 2000 offering which closed on October 2, 2000, with the exception of the exercise of warrants and options, the Company does not anticipate any need to raise additional capital for the next three to five years. From the proceeds of the offering, which were approximately $9,000,000 after sales agent commissions and offering expenses, $8,512,503 was used to capitalize Ohio Legacy Bank. Operations of the Corporation through September 30, 2000 were funded by loans from the organizers that totaled $800,000 at September 30, 2000.

It is anticipated that expenditure for furniture, fixtures, and equipment will be approximately $425,000 in the first year of operation. The largest expenditure items will be for bank equipment such as vaults, safe deposit boxes, ATMs, personal computers, teller equipment and leasehold improvements.

Ohio Legacy Bank opened with approximately 11 full-time employees and no part-time employees and expect that this number of employees will be sufficient for the first two years of operations.
--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                    EXHIBITS
                               September 30, 2000
--------------------------------------------------------------------------------


Item 1 -       LEGAL PROCEEDINGS:
               There are no matters required to be reported under this item.

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

               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2000.





--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   SIGNATURES
                               September 30, 2000
--------------------------------------------------------------------------------





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OHIO LEGACY CORP

DATED:  NOVEMBER 10, 2000                   BY:   / S /  L. DWIGHT DOUCE
------------------------------------        ----------------------------
                                            L. Dwight Douce, President, Chief
                                            Executive Officer and Director

DATED:  NOVEMBER 10, 2000                   BY:   / S /  PAUL MEDERSKI
------------------------------------        --------------------------
                                            Paul Mederski, Treasurer








--------------------------------------------------------------------------------