Form 10KSB
period 2000-12-31
OHIO LEGACY CORP
filed 2001-03-30
CIK 1096654

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

  (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000
                                 -----------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

 For the transition period from ______________________ to _____________________

                        Commission file number 000-31673
                                               ---------

                                OHIO LEGACY CORP
                                ----------------
                 (Name of small business issuer in its charter)

              OHIO                                             34-1903890
              ----                                             ----------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                  132 East Liberty Street, Wooster, Ohio 44691
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (330) 263-1955
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class         Name of each exchange on which registered
   -------------------         -----------------------------------------
          None                                     N/A
          ----                                     ---

Securities registered under Section 12(g) of the Exchange Act:

                           Common Shares, No par value
                           ---------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000 were $172,817.

At February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $10.00 per share (such price being the average of the bid and asked prices on such date) was $4,880,000.

At February 28, 2001, the registrant had 965,000 common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Part II of Form 10-KSB - Portions of 2000 Annual Report to Shareholders
          Part III of Form 10-KSB - Portions of Proxy Statement for the
                      2001 Annual Meeting of Shareholders

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

Ohio Legacy Corp ("Ohio Legacy") was incorporated under the laws of the State of Ohio in July 1999. During 1999 and the first nine months of 2000, Ohio Legacy's activities were limited to the organization of Ohio Legacy Bank (the "Bank") and preparation for and completion of a common stock offering (the "Offering"). Ohio Legacy and the Bank are referred to together as "the Company." Ohio Legacy sold 951,500 shares of common stock at a price of $10.00 per share in the Offering resulting in proceeds of $8,848,710, net of offering costs of $666,290. Most of the proceeds of the Offering were used by Ohio Legacy to provide the initial capitalization of the Bank, which occurred on October 3, 2000. At that time, the Bank began operations.

The Company, through the Bank, provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans and night depository facilities to customers located primarily in Holmes, Stark and Wayne Counties, Ohio. General economic conditions in the Company's market area have been sound.

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2000, the Bank held no deposits of public funds (funds of governmental agencies and municipalities). No material industry or group concentrations exist in the loan portfolio.

Certain risks are involved in granting loans which primarily relate to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower's character and other factors. Once the decision has been made to extend credit, the Bank's responsible credit officer monitors these factors throughout the life of the loan.

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business's cash flow. Such loans are typically secured by business assets such as equipment and inventory and, occasionally, by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business's cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

--------------------------------------------------------------------------------

Residential real estate loans and home equity lines of credit carry primarily adjustable rates, although fixed-rate loans are originated and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank's construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 85% of the purchase price of the car. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

EMPLOYEES

At December 31, 2000, the Bank employed 16 employees, all of whom were full-time. The Bank provides a number of benefits such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees not also employed by the Bank.

COMPETITION

The Bank operates in a highly-competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Holmes, Stark and Wayne Counties, Ohio, the Bank competes for new deposit dollars and loans with several other commercial banks (both large regional banks and smaller community banks) as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U. S. Government Agency securities which comprise the Bank's investment portfolio, and which the rates are used as indices on various loan products. The Bank is competitive with respect to the interest rates and loan fees that it charges, as well as in the pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread in excess of the applicable Prime rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by the Asset/Liability Committee. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread to meet overhead costs.



--------------------------------------------------------------------------------

SUPERVISION AND REGULATION

The Bank is subject to supervision, regulation and periodic examination by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy, and liquidity restraints. Ohio Legacy is a registered bank holding company that is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"). Ohio Legacy is required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Ohio Legacy and its subsidiaries.

RECENT LEGISLATION

On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. In addition to requiring that depository institutions will be "well capitalized" and "well managed", the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. Currently, Ohio Legacy is not a financial holding company. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers. The Company is also subject to certain state laws that deal with the use and distribution of non-public personal information.

STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-KSB as of and for the year ended December 31, 2000.

--------------------------------------------------------------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        A. & B. Average Balance Sheet and Related Analysis of Net Interest Earnings

        The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                                         2000                        1999
                                                             --------------------------- --------------------------
                                                              Average     Interest            Average     Interest
                                                            outstanding    earned/  Yield/  outstanding    earned/   Yield/
                                                              Balance       Paid     Rate     Balance       Paid      Rate
                                                              -------       ----    ------    -------      -------   ------
                                                                             (Dollars in thousands)
           Interest-earning assets:
              Loans (1)                                      $     399     $   38     9.45% $      --     $    --       --%
              Securities available for sale(2)                     195         12     6.46         --          --       --
              Interest-bearing deposits and federal
                 funds sold                                      1,837        117     6.37         --          --       --
              Federal Reserve Bank stock                            66          4     6.01         --          --       --
                                                             ---------     ------    ------ ---------     -------    -----
                Total interest-earning assets                    2,497        171     6.86         --          --       --
                                                                           ------                         -------
           Noninterest-earning assets                              455                             95
                                                             ---------                      ---------
                Total assets                                 $   2,952                      $      95
                                                             =========                      =========
           Interest-bearing liabilities:
              Demand deposits                                $      42          1     2.47  $      --          --      --
              Savings accounts                                      12          1     2.51         --          --      --
              Money market accounts                                202         12     5.81         --          --      --
              Certificates of deposit                              388         26     6.83         --          --      --
                                                             ---------     ------           ---------     -------
                Total deposits                                     644         40     6.14         --          --      --
              Other borrowings                                     293         26     9.03         16          --      --
                                                             ---------     ------           ---------     -------
                Total interest-bearing liabilities                 937         66     7.04         16          --      --
                                                                           ------                         -------
           Noninterest-bearing liabilities                         231                             71
                                                             ---------                      ---------
                Total liabilities                                1,168                             87
           Equity                                                1,784                              8
                                                             ---------                      ---------
                Total liabilities and equity                    $2,952                      $      95
                                                             =========                      =========

           Net interest income; interest-rate spread(3)                    $  105    (0.18)%              $    --     0.00%
                                                                           ======    ======               =======     =====

           Net earning assets                                $   1,560                      $     (16)
                                                             =========                      =========
           Net interest margin(4)                                                     4.22%                           0.00%
                                                                                     =====                            =====
           Average interest-earning assets
             to interest-bearing liabilities                                 2.66x                N/A
                                                                           ======           =========

---------------------
(1)  Net of net deferred loan fees and costs and loans in process.
(2) Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.




--------------------------------------------------------------------------------

        C. Interest Differential

        The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (multiplied by prior year rate),
        (2) changes in rate (multiplied by prior year volume) and (3) total changes in rate and volume. The combined effects of changes in both volume and rate, which are not separately identified, have been allocated proportionately to the change due to volume and the change due to rate:


                                                                             Year ended December 31,
                                                                                  2000 VS. 1999
                                                                             -----------------------
                                                                               Increase
                                                                              (decrease)
                                                                                due to
                                                                          ------------------
                                                                           Volume      Rate       Total
                                                                           ------      ----       -----
                                                                              (Dollars in thousands)
        Interest income attributable to:
           Loans                                                       $     38   $     --   $     38
           Securities available for sale                                     12         --         12
           Interest-bearing deposits and federal funds sold                 117         --         117
           Federal Reserve Bank stock                                         4         --          4
                                                                       --------   --------   --------
             Total interest-earning assets                             $    171   $     --        171
                                                                       ========   ========   --------

        Interest expense attributable to:
           Demand deposits                                             $      1   $     --          1
           Savings accounts                                                   1         --          1
           Money market accounts                                             12         --         12
           Certificates of deposit                                           26         --         26
           FHLB advances and other borrowings                                26         --         26
                                                                       --------   --------   --------
             Total interest-bearing liabilities                        $     66   $     --         66
                                                                       ========   ========   --------

        Net interest income                                                                  $    105
                                                                                             ========


--------------------------------------------------------------------------------

 II.    SECURITIES PORTFOLIO

        A. The following is a schedule of the carrying value of securities at year-end 2000.

                                                                       2000
                                                                       ----
           Securities available for sale (at fair value)
             U.S. Government and federal agency                  $   1,045,415

        B. The following is a schedule of maturities for each category of debt securities and the related weighted-average yield of such securities as of year-end 2000:

                                                 ----------------- Maturing ----------------
                                                                            After One
                                                      One Year            Year Through
                                                       or Less             Five Years
                                                 Amount       Yield     Amount       Yield
                                                 ------       ------    ------       -----

           Available for sale
             U.S. Government and
               federal agency                $  200,000     6.60%    $ 845,415     6.61%

           The weighted-average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Equity securities consist of Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.

        C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at year-end 2000.


III.    LOAN PORTFOLIO

        A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

                                                                   2000
                                                                   ----

                Commercial                                    $   1,442,794
                Commercial real estate                              887,330
                Residential real estate                           1,209,266
                Real estate construction                            550,000
                Consumer                                            375,037
                                                              -------------
                                                                  4,464,427

                Less:    Allowance for loan losses                  (36,125)
                         Net deferred loan fees                      (2,575)
                         Loans in process                             2,752
                                                              -------------


                Total                                         $   4,428,479
                                                              =============

--------------------------------------------------------------------------------

        B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2000:

                                                     --------------------------Maturing ------------------------
                                                        One Year      One Through     After Five
                                                         Or Less      Five Years         Years          Total
                                                        --------      -----------     ----------        -----
        FIXED RATE
        Commercial                                   $     668,702   $     69,527   $    425,000    $  1,163,229
        Commercial real estate                                  --         63,500        456,802         520,302
        Real estate construction                                --             --             --              --
                                                     -------------   ------------   ------------    ------------

             Total                                   $     668,702   $    133,027   $    881,802    $  1,683,531
                                                     =============   ============   ============    ============

        VARIABLE RATE
        Commercial                                   $      65,000   $     64,565   $    150,000    $    279,565
        Commercial real estate                             300,000             --         67,028         367,028
        Real estate construction                           550,000             --             --         550,000
                                                     -------------   ------------   ------------    ------------

             Total                                   $     915,000   $     64,565   $    217,028    $  1,196,593
                                                     =============   ============   ============    ============

        C. Risk Elements

           1. Nonaccrual, Past Due and Restructured Loans - At December 31, 2000 and for the year then ended, the Company had no nonaccrual, past due or restructured loans, nor were there any loans identified which management considered to be impaired.

                The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when loans are past due as to principal and interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual, any accrued interest is charged against interest income.

                Impaired loans are comprised of commercial and commercial real estate loans, and are carried at present value of expected cash flows, discounted at the loan's effective interest rate or at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

                Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer, credit card and home equity loans. Such loans are included in nonaccrual and past due disclosures in (a) and (b) above, but not in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment. When analysis of a borrower's operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

--------------------------------------------------------------------------------

           2. Potential Problem Loans - At year-end 2000, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

           3. Foreign Outstandings - There were no foreign outstandings during any period presented.

           4. Loan Concentrations - At year-end 2000, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in Item III.A. above.

        D. Other Interest-Bearing Assets - At year-end 2000, there were no other interest-bearing assets required to be disclosed under Item
           III.C.1. or 2.


IV.     SUMMARY OF LOAN LOSS EXPERIENCE

        A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the year ended December 31:

                                                                       2000
                                                                       ----
           Average loans outstanding during period                $   398,857
                                                                  ===========

           ALLOWANCE FOR LOAN LOSSES

           Balance at beginning of period                         $        --

           Loans charged off                                               --
           Recoveries of loans previously charged off                      --
                                                                  -----------
           Net loans charged off                                           --
           Provision charged to operating expense                      36,125
                                                                  -----------

           Balance at end of period                               $    36,125
                                                                  ===========

           Ratio of net charge-offs to average loans
             outstanding for period                                       .00%
                                                                  ===========

           The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, economic conditions and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

--------------------------------------------------------------------------------

        B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

        While management's periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

       -----------------Allocation of the Allowance for Loan Losses------------

                                                                Percentage of
                                                                Loans in Each
                                                Allowance        Category to
                                                 Amount          Total Loans
                                                ---------       -------------
                                                     December 31, 2000
                                                     -----------------
        Commercial                            $    12,985             32.32%
        Commercial real estate                      7,984             19.87
        Residential real estate                     6,350             27.09
        Real estate construction                    4,948             12.32
        Consumer                                    3,858              8.40
        Unallocated                                    --                --
                                              -----------       ------------
            Total                             $    36,125            100.00%
                                              ===========       ===========

V.      DEPOSITS

        A. The following is a schedule of average deposit amounts and average rates paid on each category for the year ended December 31, 2000:

                                                    Average        Average
                                                    Amounts         Rate
                                                  Outstanding       Paid
                                                  -----------      -------

        Noninterest-bearing demand                $    38,742         N/A
        Interest-bearing demand deposits               42,218        2.47%
        Money market accounts                         202,194        5.81
        Savings accounts                               12,382        2.51
        Certificates of deposit                       387,552        6.83
                                                  -----------
             Total deposits                       $   683,088        5.79%
                                                  ===========        ====

        B. Other categories - not applicable.

        C. Foreign deposits - not applicable.
--------------------------------------------------------------------------------

        D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of year-end 2000:

                Three months or less                        $         --
                Over three through six months                         --
                Over six through twelve months                 1,634,607
                Over twelve months                               100,000
                                                            ------------
                   Total                                    $  1,734,607
                                                            ============

        E. Time deposits greater than $100,000 issued by foreign offices - not applicable.


    VI.    RETURN ON EQUITY AND ASSETS

           This information contained in the Ohio Legacy Corp Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report"), which is filed as Exhibit 13 under the caption "Comparative Summary of Selected Financial Data" on page 21 is incorporated herein by reference

   VII.    SHORT-TERM BORROWINGS

           The following is certain information relative to notes payable. Ohio Legacy borrowed funds from shareholders for working capital until the completion of the public stock offering.

                                                                                2000
                                                                                ----
                Notes payable outstanding at period-end                      $     --
                Weighted average interest rate at period-end                      N/A
                Maximum outstanding at any month end during the year         $ 800,000
                Average amount outstanding                                   $ 292,847
                Weighted average rate during the year                              9.03%

ITEM 2 - PROPERTIES

The Bank leases and operates its temporary main office at 132 East Liberty Street, Wooster, Ohio 44691. The Bank also operates an additional branch and one other property as noted below:

1. Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio 44718 (leased)
2. Millersburg Loan Origination Office, 212 North Washington Street, Millersburg, Ohio 44654 (leased)

The Bank considers the physical properties it occupies to be in good operating condition and suitable and adequate for the purposes for which they are being used.

As of December 31, 2000, the Bank had entered into a lease agreement for its future main office which will be located at 305 West Liberty Street, Wooster, Ohio 44691. As of year end 2000, construction was not yet completed on the new location. See Note 5 to Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 for further information about this property.
--------------------------------------------------------------------------------

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending material legal or administrative proceedings, other than ordinary routine litigation incidental to the business of the Company. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest, which is adverse to the Company. No routine litigation in which the Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders in the fourth quarter of 2000.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the Annual Report filed as Exhibit 13 under the caption "Price Range of Common Stock and Dividends" on page 28 is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained in the Annual Report filed as Exhibit 13 under the caption "Management's Discussion and Analysis" on pages 22 through 26 is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

The Consolidated Financial Statements and the report of Crowe, Chizek and Company LLP dated February 8, 2001 appearing in the Annual Report on pages 2 through 20, which is filed as Exhibit 13, are incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Ohio Legacy Corp (the "Proxy Statement") under the captions "Election of Directors and Executive Officers" on pages 2 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 is incorporated herein by reference.
--------------------------------------------------------------------------------

ITEM 10 - EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption "Executive Compensation" on page 9 is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Certain Beneficial Owners" on pages 6 through 7 is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Transactions with Management and Others" on page 9 is incorporated herein by reference.






























--------------------------------------------------------------------------------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


            Exhibit
            Number                                            Description of Document
            -------                                           -----------------------
              3.1           Articles of  Incorporation of Ohio Legacy Corp  (incorporated  by reference to Registrant's  Form SB-2,
                            File No. 333-38328, effective June 1, 2000)

              3.2           Code of Regulations of Ohio Legacy Corp  (incorporated  by reference to  Registrant's  Form SB-2,  File
                            No. 333-38328, effective June 1, 2000)

              4.1           See Pages 1 through 9 of  Exhibit  3.1 for  provisions  defining  the  rights of the  holders of common shares

              4.2           Form of Ohio Legacy Corp common share  certificate  (incorporated  by reference  to  Registrant's  Form
                            SB-2, File No. 333-38328, effective June 1, 2000)

              4.3           Form of Organizer Stock Purchase  Warrant  (incorporated  by reference to Registrant's  Form SB-2, File
                            No. 333-38328, effective June 1, 2000)

              4.4           Form of Public Stock Purchase Warrant  (incorporated  by reference to Registrant's  Form SB-2, File No.
                            333-38328, effective June 1, 2000)

             10.1           Omnibus Stock  Option,  Stock  Ownership and Long Term  Incentive  Plan  (incorporated  by reference to
                            Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

             10.2           Employment  Agreement with Mr. Douce  (incorporated  by reference to  Registrant's  Form SB-2, File No.
                            333-38328, effective June 1, 2000)

             10.3           Employment  Agreement with Mr. Pettit  (incorporated  by reference to Registrant's  Form SB-2, File No.
                            333-38328, effective June 1, 2000)

             10.4           Lease  Agreement  dated  August 24, 1999 by and between  Jack K. and Heidi M. Gant and Ohio Legacy Corp
                            (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

             10.5           Lease  Agreement  dated  November 30, 1999 by and between  Schoeppner  Properties  and Ohio Legacy Corp
                            (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

             11             Statement  Regarding  Computation  of Per Share Earnings  (incorporated  by reference to page 20 of the
                            Annual Report filed as Exhibit 13 to this Form 10-KSB)

             13             2000 Annual Report to Shareholders

             21             Subsidiaries of Ohio Legacy Corp


No reports on Form 8-K were filed during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OHIO LEGACY CORP

                             By: /s/ L. Dwight Douce
                                 -----------------------------------
                                 L. Dwight Douce, President, Chief
                                 Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted below and on March 28, 2001.

/s/ L. Dwight Douce
-----------------------------------
L. Dwight Douce, President, Chief
Executive Officer and Director

/s/ D. William Allen                      /s/ Robert Belden
-------------------------------           --------------------------------------
D. William Allen, Director                Robert Belden, Director

/s/ J. Edward Diamond                     /s/ Scott Fitzpatrick
-------------------------------           --------------------------------------
J. Edward Diamond, Director               Scott Fitzpatrick, Director

/s/ Gregory Long                          /s/ Michael Meenan
-------------------------------           --------------------------------------
Gregory Long, Director                    Michael Meenan, Director

/s/ Daniel Plumly                         /s/ Thomas Schervish
-------------------------------           --------------------------------------
Daniel Plumly, Director and Secretary     Thomas Schervish, Director

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                                     DESCRIPTION OF DOCUMENT
      -------                                    ------------------------

        3.1           Articles  of  Incorporation  of  Ohio  Legacy  Corp   (incorporated  by  reference  to
                      Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

        3.2           Code of Regulations  of Ohio Legacy Corp  (incorporated  by reference to  Registrant's
                      Form SB-2, File No. 333-38328, effective June 1, 2000)

        4.1           See  Pages 1  through 9 of  Exhibit  3.1 for  provisions  defining  the  rights of the holders of common shares

        4.2           Form of Ohio  Legacy Corp common  share  certificate  (incorporated  by  reference  to
                      Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

        4.3           Form of Organizer Stock Purchase  Warrant  (incorporated  by reference to Registrant's
                      Form SB-2, File No. 333-38328, effective June 1, 2000)

        4.4           Form of Public Stock Purchase Warrant  (incorporated by reference to Registrant's Form
                      SB-2, File No. 333-38328, effective June 1, 2000)

       10.1           Omnibus Stock Option,  Stock Ownership and Long Term Incentive Plan (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

       10.2           Employment  Agreement with Mr. Douce  (incorporated by reference to Registrant's Form SB-2,
                      File No. 333-38328,  effective June 1, 2000)

       10.3           Employment Agreement with Mr. Pettit  (incorporated by reference to Registrant's Form SB-2,
                      File No. 333-38328,  effective June 1, 2000)

       10.4           Lease Agreement dated August 24, 1999 by and between Jack K. and Heidi M. Gant and
                      Ohio Legacy Corp  (incorporated by reference to Registrant's Form SB-2,
                      File No. 333-38328, effective June 1, 2000)

       10.5           Lease Agreement dated November 30, 1999 by and between Schoeppner Properties and
                      Ohio Legacy Corp (incorporated by reference to Registrant's Form SB-2,
                      File No. 333-38328, effective June 1, 2000)

       11             Statement  Regarding  Computation of Per Share Earnings  (incorporated by reference to page 20 of the Annual Report filed as Exhibit 13 to this Form 10-KSB)

       13             2000 Annual Report to Shareholders

       21             Subsidiaries of Ohio Legacy Corp

--------------------------------------------------------------------------------