Form 10QSB
period 2001-03-31
OHIO LEGACY CORP
filed 2001-05-15
CIK 1096654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to __________

                        Commission file number: 000-31673
                                                ---------

                                OHIO LEGACY CORP
                                ----------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                     34-1903890
             ----                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  132 East Liberty Street, Wooster, Ohio 44691
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (330) 263-1955
                                 --------------
                           (Issuer's telephone number)

As of May 11, 2001, the latest practicable date, 965,000 shares of the issuers common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

-------------------------------------------------------------------------------

                                Table of Contents

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                                                                 Page
                                                                                                              ----

Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Operations.......................................................................    4

Consolidated Statements of Comprehensive Income (Loss)......................................................    5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity...................................................................................    6

Condensed Consolidated Statements of Cash Flows.............................................................    7

Notes to the Consolidated Financial Statements..............................................................    8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   13


PART II - OTHER INFORMATION.................................................................................   18


SIGNATURES   ...............................................................................................   20


                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  FINANCIAL STATEMENTS


                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                                    ----                ----

ASSETS
Cash and due from banks                                                      $       1,107,263    $       1,149,087
Federal funds sold                                                                   9,720,000            6,238,000
                                                                             -----------------    -----------------
     Cash and cash equivalents                                                      10,827,263            7,387,087
Securities available for sale                                                          296,963            1,045,415
Loans, net                                                                          12,654,854            4,428,479
Federal Reserve Bank stock                                                             273,000              273,000
Premises and equipment, net                                                            648,714              564,313
Accrued interest receivable and other assets                                           316,039              240,273
                                                                             -----------------    -----------------

         Total assets                                                        $      25,016,833    $      13,938,567
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                    $         957,613    $       1,039,365
     Interest bearing demand                                                         3,673,777            1,563,139
     Savings                                                                           371,410               88,534
     Certificates of deposit                                                        12,211,656            2,878,973
                                                                             -----------------    -----------------
         Total deposits                                                             17,214,456            5,570,011
Accrued interest payable and other liabilities                                         129,201              368,829
                                                                             -----------------    -----------------
         Total liabilities                                                          17,343,657            5,938,840

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                          --                   --
Common stock, no par value, 2,500,000 shares authorized,
  965,000 shares issued and outstanding at March 31, 2001
  and December 31, 2000                                                              8,983,710            8,983,710
Accumulated deficit                                                                 (1,311,288)            (992,831)
Accumulated other comprehensive income                                                     754                8,848
                                                                             -----------------    -----------------
         Total shareholders' equity                                                  7,673,176            7,999,727
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $      25,016,833    $      13,938,567
                                                                             =================    =================


-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                       2001               2000
                                                                                       ----               ----
Interest income
     Loans                                                                       $       184,830    $            --
     Investment securities                                                                21,393                 --
     Interest-bearing deposits and federal funds sold                                    112,068                 --
                                                                                 ---------------    ---------------
         Total interest income                                                           318,291                 --

Interest expense
     Deposits                                                                            133,554                 --
     Other borrowings                                                                         --              3,649
                                                                                 ---------------    ---------------
         Total interest expense                                                          133,554              3,649
                                                                                 ---------------    ---------------

Net interest income                                                                      184,737             (3,649)

Provision for loan losses                                                                 44,548                 --
                                                                                 ---------------    ---------------

Net interest income after provision for loan losses                                      140,189             (3,649)

Noninterest income
     Service charges and other fees                                                        7,150                 --
     Other income                                                                            813                 --
                                                                                 ---------------    ---------------
         Total other income                                                                7,963                 --

Noninterest expense
     Salaries and benefits                                                               222,718            148,129
     Occupancy and equipment                                                              64,782             14,145
     Professional fees                                                                    27,513             66,637
     State franchise taxes                                                                27,900                 --
     Data processing                                                                      35,003                 --
     Stationery and supplies                                                              14,668                 --
     Marketing and advertising                                                            28,454                 --
     Other expenses                                                                       45,571             11,576
                                                                                 ---------------    ---------------
         Total noninterest expense                                                       466,609            240,487
                                                                                 ---------------    ---------------

Net loss                                                                         $      (318,457)   $      (244,136)
                                                                                 ===============    ===============

Basic earnings (loss) per share                                                  $         (0.33)   $        (18.08)
                                                                                 ===============    ===============
Diluted earnings (loss) per share                                                $         (0.33)   $        (18.08)
                                                                                 ===============    ===============


-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               OHIO LEGACY CORP.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                            2001              2000
                                                                                            ----              ----

Net Loss                                                                              $ (318,457)    $    (244,136)

Other comprehensive income (loss)
     Unrealized gain/(loss) on available for sale securities
       arising during the period                                                          (8,094)               --
     Reclassification adjustment for amounts realized on
       securities sales included in net income                                                --                --
                                                                                      ------------     ------------

Comprehensive income (loss)                                                           $ (326,551)    $    (244,136)
                                                                                      ============     ============



-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

-------------------------------------------------------------------------------



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                       2001               2000
                                                                                       ----               ----

Balance at beginning of period                                                   $     7,999,727    $        16,356

Net loss                                                                                (318,457)          (244,136)

Change in unrealized gain/(loss) on
  securities available for sale                                                           (8,094)                --
                                                                                 ---------------    ---------------

Balance at end of period                                                         $     7,673,176    $      (227,780)
                                                                                 ===============    ===============




















-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                          2001              2000
                                                                                          ----              ----
Net cash flows from operating activities
     Net loss                                                                      $    (318,457)     $    (244,136)
     Adjustments to reconcile net loss to net cash from
     operating activities
         Depreciation                                                                     17,337                 --
         Securities amortization and accretion                                            (9,642)                --
         Provision for loan loss                                                          44,548                 --
         Net change in:
             Accrued interest receivable and other assets                                (75,766)            46,895
             Accrued expenses and other liabilities                                     (239,628)           118,361
             Deferred loan fees                                                            1,505                 --
                                                                                 ---------------    ---------------
         Net cash from operating activities                                             (580,103)           (78,880)

Cash flows from investing activities
     Proceeds from maturities of securities available for sale                           750,000                 --
     Net change in loans                                                              (8,272,428)                --
     Purchases of premises and equipment                                                (101,738)          (102,678)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                           (7,624,166)          (102,678)

Cash flows from financing activities
     Net change in deposits                                                           11,644,445                 --
     Proceeds from notes payable to stockholders                                              --             80,000
                                                                                 ---------------    ---------------
         Net cash from financing activities                                           11,644,445             80,000
                                                                                 ---------------    ---------------


Increase in cash and cash equivalents                                                  3,440,176           (101,558)
Cash and cash equivalents at beginning of period                                       7,387,087            116,757
                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period                                       $    10,827,263    $        15,199
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                                $        62,066    $            --
         Taxes                                                                                --                 --



-------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Ohio Legacy Corp ("OLC") and its wholly-owned subsidiary, Ohio Legacy Bank (the "Bank"), together referred to as "the Corporation". All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2000, included in its 2000 annual report. Reference is made to the accounting policies of the Corporation described in the notes to the consolidated financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The Corporation provides financial services through its full service offices in Wooster and Canton, Ohio and its loan origination office in Millersburg, Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. The Bank commenced operations on October 3, 2000.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings (loss) per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding for both basic and diluted earnings (loss) per share was 965,000 for the three months ended March 31, 2001 and 13,500 for the three months ended March 31, 2000. Stock warrants for 340,300 shares of common stock were not considered in computing diluted earnings (loss) per share for the three months ended March 31, 2001 because they were not dilutive. No warrants were outstanding during the three months ended March 31, 2000.

-------------------------------------------------------------------------------

                                  (Continued)

                               OHIO LEGACY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as delayed by SFAS No. 137 and amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. The adoption of SFAS No. 133 on January 1, 2001 had no significant impact on the Corporation's financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporation's financial statements.

NOTE 2 - ORGANIZATION

OLC was incorporated under the laws of the State of Ohio in July 1999. During 1999 and a significant portion of 2000, OLC's activities were limited to the organization of the Bank, as well as preparation for and completion of a common stock offering (the "Offering"). In October 2000, OLC sold 951,500 shares of common stock at a price of $10 per share resulting in proceeds of $8,848,710, net of offering costs of $666,290. A substantial portion of the proceeds of the Offering were used by OLC to provide the initial capitalization of the Bank which occurred in October 2000. OLC was a development stage company until October 3, 2000, at which time the Bank began operations.

-------------------------------------------------------------------------------

                                  (Continued)

                               OHIO LEGACY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES

Securities available for sale at March 31, 2001 and December 31, 2000 were as follows.


                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
                                                         ----            -----           ------           -----
MARCH 31, 2001
    U.S. Government and federal agency              $     296,209    $         754   $          --   $      296,963
                                                    =============    =============   =============   ==============

DECEMBER 31, 2000
    U.S. Government and federal agency              $   1,036,567    $       8,848   $          --   $    1,045,415
                                                    =============    =============   =============   ==============

Contractual maturities of debt securities at March 31, 2001 were as follows.


                                                 Amortized         Fair
                                                   Cost            Value
                                                   ----            -----
    Due from one to five years                 $     296,209   $     296,963

No securities were sold during the three months ended March 31, 2001 or 2000.

NOTE 4 - LOANS

Loans at March 31, 2001 and December 31, 2000 were as follows.


                                                                                    March 31,          December 31,
                                                                                      2001                 2000
                                                                                      ----                 ----

     Commercial                                                                  $   3,901,497        $   1,442,794
     Mortgage loans on real estate:
         Residential                                                                 3,097,080            1,209,266
         Commercial                                                                  3,301,145              887,330
         Construction                                                                1,050,000              550,000
     Consumer                                                                        1,382,620              375,037
                                                                                  ------------         ------------
                                                                                    12,732,342            4,464,427
     Less:    Allowance for loan losses                                                (80,673)             (36,125)
              Net deferred loan fees                                                    (4,080)              (2,575)
              Loans in process                                                           7,265                2,752
                                                                                  ------------         ------------

     Loans, net                                                                  $  12,654,854       $    4,428,479
                                                                                 =============       ==============


-------------------------------------------------------------------------------

                                  (Continued)

                               OHIO LEGACY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows.

                                                Three months ended
                                                    March 31,
                                                    ---------
                                              2001              2000
                                              ----              ----

     Beginning balance                  $     36,125        $        --
     Provision for loan losses                44,548                 --
     Loans charged-off                            --                 --
     Recoveries                                   --                 --
                                        ------------       ------------

     Ending balance                     $     80,673       $         --
                                        ============       ============

At March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000, the Corporation had no loans which were impaired or on nonaccrual status.

NOTE  5 -  STOCK-BASED COMPENSATION

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

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be initially granted 2,500 nonqualified options at the time or soon after that person first becomes a Director. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. No options had been granted as of March 31, 2001.

The Corporation granted 147,300 warrants to the Board of Directors and organizers of the Corporation at the time of closing of the stock offering. The warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at the price of $10.00 per share and will expire ten years from the date of issuance. No warrants were exercisable at March 31 2001.

-------------------------------------------------------------------------------

                                  (Continued)

                              OHIO LEGACY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

-------------------------------------------------------------------------------

NOTE 6 - STOCK WARRANTS

As part of the Offering, the Corporation issued to shareholders one stock warrant for every five shares of stock purchased resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Corporation at any time after the first year of issuance at $0.10 per warrant. If called, each holder of a warrant must exercise the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at March 31, 2001 and December 31, 2000. To comply with the Bank's legal lending limit, portions of the loans committed below may be sold to other financial institutions.

                                                  March 31,       December 31,
                                                    2001              2000
                                                    ----              ----
     Commitments to make loans
         Variable rate                        $   11,119,000     $   3,892,000
         Fixed rate                               10,025,000         2,709,000
     Unused lines of credit                        1,474,000         1,293,000

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 7.00% to 10.00% at March 31, 2001 and 7.50% to 10.75% at December 31, 2000.

-------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at March 31, 2001 compared to December 31, 2000, and the consolidated results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

OLC was incorporated under the laws of the State of Ohio in July 1999. During 1999 and the first nine months of 2000, OLC's activities were limited to the organization of the Bank and preparation for and completion of the offering. The Company sold 951,500 shares of common stock at a price of $10.00 per share in the offering resulting in proceeds of $8,848,710, net of offering costs of $666,290. Most of the proceeds of the Offering were used by OLC to provide the initial capitalization of the Bank, which occurred on October 3, 2000. At this time, the Bank began operations. Management believes that the Corporation's financial condition and results of operations are as expected for a newly formed financial institution.

The Bank's operating principle focuses on superior customer service through knowledgeable employees and efficient operating systems and technology. Customers will each have one employee assigned to them to serve all of their needs, while at the same time having access to any senior manager when necessary. Policies and procedures are tailored to the local markets rather than larger regional or state areas. The directorship and management plan to focus on the small businesses within the area, residential real estate mortgages and a growing consumer market. They will rely on themselves, shareholders and employees for business development.

Over the next nine to twenty-one months, the Bank plans to offer competitive products in its markets and believes it will have the cash requirements for funding loans. The Bank does not plan to pay the highest rates on deposits, but feels it can compete through exceptional customer service. At the same time, the Bank does not expect to charge the lowest rates and fees on its loans. The Bank will work with customers to design products and services that will meet their individual needs.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this discussion that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Corporation or its management are intended to identify such forward looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

-------------------------------------------------------------------------------
                                                                             13.

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
FINANCIAL CONDITION

At March 31, 2001, total assets were $25,016,833, compared to assets of $13,938,567 at December 31, 2000. The difference of $11,078,266 represents a 79.5% growth in assets over December 2000 levels. This increase was funded by growth in deposits, which amounted to $11,644,445 during the three months ended March 31, 2001. At March 31, 2001, total loans receivable was $12,732,342, compared to loans receivable of $4,464,427 at December 31, 2000. The mix of total loans receivable at March 31, 2001, was $3,901,497, or 30.6%, in commercial loans, $7,448,225, or 58.5%, in commercial and residential real estate loans, and $1,382,620, or 10.9%, in consumer loans to individuals compared to $1,442,794, or 32.3%, in commercial loans, $2,646,596, or 59.3%, in commercial and residential real estate loans, and $375,037, or 8.4%, in consumer loans to individuals at December 31, 2000. Cash and cash equivalents amounted to $10,827,263 at March 31, 2001, compared to $7,387,087 at December 31, 2000.
Management is maintaining high levels of cash and cash equivalents to fund loan commitments currently pending.

Total deposits at March 31, 2001, amounted to $17,214,456, compared to deposits of $5,570,011 at December 31, 2000. These funds were invested primarily in securities and loans receivable, as well as cash and cash equivalents and fixed and other assets. The increase reflects the growth during the initial months of Bank operations. Management anticipates the Bank will experience further growth in all deposit accounts during 2001 as the Corporation continues to attract new customers.

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2001 increased to $318,457, from $244,136 for the same period in 2000. The increased loss was primarily a result of expenses associated with operating the Bank in 2001, whereas the first quarter of 2000 was devoted to development stage activities. The Corporation began development stage activities in July 1999, and the net loss for the three months ended March 31, 2000, represents ongoing activities of the development stage operations, primarily salaries for the Corporation's employees, occupancy costs related to the pre-opening leased space and other expenses incurred in the development stage. The Corporation was a development stage company until October 3, 2000, at which time the Bank began operations.

In order to provide a more meaningful analysis of the results of operations for the three months ended March 31, 2001, the following discussion provides a comparison between the results of operations for the three months ended March 31, 2001 and the three months ended December 31, 2000, during the majority of which time the Bank was operating.

Consolidated net loss for the Corporation for the three months ended March 31, 2001 was $318,457, compared to a net loss of $186,136 for the three months ended December 31, 2000. Basic and diluted loss per common share for the three months ended March 31, 2001 was $0.33 per common share. No dividends were paid during the three months ended March 31, 2001 or for the three months ended December 31, 2000.

-------------------------------------------------------------------------------

                                OHIO LEGACY CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Net interest income for the three months ended March 31, 2001 was $184,737, compared with $131,041 for the three months ended December 31, 2000. This increase was due primarily to growth in the Bank's net loans and federal funds sold, both funded by deposit growth. The average yield on interest-earning assets for the three months ended March 31, 2001 was 7.58%, which included an average rate on federal funds sold and other short-term investments of 5.43%, 9.33% on securities and 9.57% on loans receivable. The average rate paid on interest-bearing liabilities was 5.71%. The net interest margin was 4.40% for the three months ended March 31, 2001 compared to 4.22% for the three months ended December 31, 2000. The net interest margin has been influenced by the fact that interest-earning assets were partially funded by equity for a majority of the period. Management anticipates that the net interest margin during 2001 will decline as the Bank becomes more leveraged reflective of normal banking operations.

The provision for loan losses charged to operations was based on management's evaluation of portfolio risk and economic factors. The provision for loan losses was $44,548 for the three months ended March 31, 2001 as compared to $36,125 for the three months ended December 31, 2000. The allowance for loan losses totaled $80,673 at March 31, 2001 and $36,125 at December 31, 2000. No loans were charged-off during the three months ended March 31, 2001 or during 2000. At March 31, 2001 and December 31, 2000, none of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. At March 31, 2001 and December 31, 2000, the allowance was 0.63% and 0.81% of total loans, respectively.

Management allocated approximately 34.1% of the allowance to commercial loans, 58.5% to commercial and residential real estate loans, and 7.4% to consumer loans to individuals at March 31, 2001, leaving no unallocated amount. There were no nonperforming loans at March 31, 2001 or December 31, 2000. Management believes the allowance for loan losses at March 31, 2001 is adequate to absorb probable losses in the loan portfolio.

Total noninterest income was $7,963 for the three months ended March 31, 2001 as compared to $1,522 for the three months ending December 31, 2000. Noninterest income resulted primarily from service charges on deposit accounts.

Total noninterest expense increased $184,035 during the three months ended March 31, 2001 as compared to the three months ending December 31, 2000 due primarily to the following factors. Salaries and employee benefits increased $38,089 to $222,718 in 2001, from $184,629 in 2000. This increase was due to compensation costs associated with the Bank's office facilities in Canton, which were not fully included in the 2000 period since the office was not fully staffed and did not open until mid December 2000. Occupancy and equipment costs increased to $64,782 in the first quarter of 2001, which represents a $25,160 increase over the fourth quarter of 2000. This increase was again due to the cost of certain Bank facilities, which were not fully included in the three months ended December 31, 2000, since the opening of the Bank's office facilities in Canton did not occur until mid December 2000. All the remaining noninterest expense categories increased a combined total of $120,786. Management anticipates total noninterest expense will continue to increase during 2001 due to moving the Wooster office from its temporary facilities at 132 East Liberty Street to its new branch office at 305 West Liberty Street.




-------------------------------------------------------------------------------

                                OHIO LEGACY CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The income tax benefit from the net operating losses in the first quarter of 2001, and the years ended 2000 and 1999 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset deferred tax assets. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Corporation, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from the losses in the first quarter of 2001, and the years 2000 and 1999 can be carried forward for twenty years from the time of the loss before they expire. Accordingly, the Corporation's net operating loss carry forward for the first quarter of 2001 will expire in 2021 if they were to remain unused at that time.

LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents increased $3,440,176, or 46.6%, to $10,827,263 at March 31, 2001 compared to $7,387,087 at December 31, 2000. Cash and equivalents represented 43.3% of total assets at March 31, 2001 and 53.0% of total assets at December 31, 2000. The Bank has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. As the Bank grows and deposits are used to fund loans, management anticipates liquidity will decrease. Management believes its current liquidity level is sufficient to meet anticipated future growth, and management monitors its liquidity position on a regular basis.

CAPITAL RESOURCES

Total shareholders' equity was $7,673,176 at March 31, 2001, a decrease of $326,551 from $7,999,727 at December 31, 2000. The decrease was a result of a net loss of $318,457 in the first quarter of 2001 and other comprehensive loss of $8,094.

Total risk-based capital is made up of Tier 1 Capital and Tier 2 Capital. Tier 1 capital is total shareholders' equity less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets).



-------------------------------------------------------------------------------

                                OHIO LEGACY CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The Bank meets all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 51.5% at March 31, 2001, while the Tier 1 risk-based capital ratio was 51.0%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Bank's leverage ratio, defined as Tier 1 capital divided by average assets, of 41.8% at March 31, 2001 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

The payment of dividends by the Bank to OLC is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current and prior two years retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described below. Furthermore, as part of the Bank's approval by the regulatory agencies, it is prohibited from paying dividends to OLC for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. Therefore, the Bank does not expect to pay dividends to OLC prior to October 2003.

























-------------------------------------------------------------------------------

                                OHIO LEGACY CORP

                                   FORM 10-QSB

                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               There are no matters required to be reported under this item.

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:



               Exhibit
               Number                                   Description of Document
               ------                                   -----------------------

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

                10.2            Employment Agreement with Mr. Douce (incorporated by reference to Registrant's
                                Form SB-2, File No. 333-38328, effective June 1, 2000)

                10.3            Employment Agreement with Mr. Pettit (incorporated by reference to Registrant's
                                Form SB-2, File No. 333-38328, effective June 1, 2000)



-------------------------------------------------------------------------------

                               OHIO LEGACY CORP.

                                 FORM 10-QSB

                         Quarter ended March 31, 2001
                         PART II - OTHER INFORMATION

-------------------------------------------------------------------------------



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

                11              Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Operations on page 4 and Note 1 of Notes to the
                                Consolidated Financial Statements on page 8, hereof)


                No reports on Form 8-K were filed during the last quarter of the period covered by this report.









































-------------------------------------------------------------------------------

                                                                             19.

                                OHIO LEGACY CORP.

                                   SIGNATURES

-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001                     /s/  L. Dwight Douce
      --------------------             --------------------
                                       L. Dwight Douce, President, Chief
                                       Executive Officer and Director
                                       (acting as Principal Accounting Officer)































-------------------------------------------------------------------------------

                               OHIO LEGACY CORP.

                               INDEX TO EXHIBITS

-------------------------------------------------------------------------------



            Exhibit                                                                                  Sequential
            Number                              Description of Document                                 Page
            -------                             -----------------------                              -----------

              3.1           Articles of Incorporation of Ohio Legacy Corp (incorporated by reference to Registrant's Form SB-2, File No. 333-38328,
                            effective June 1, 2000)                                                      N/A

              3.2           Code of Regulations of Ohio Legacy Corp (incorporated by
                            reference to Registrant's Form SB-2, File No. 333-38328,
                            effective June 1, 2000)                                                      N/A

              4.1           See Pages 1 through 9 of Exhibit 3.1 for provisions defining the
                            rights of the holders of common shares                                       N/A

              4.2           Form of Ohio Legacy Corp common share certificate (incorporated by reference to Registrant's Form SB-2, File No. 333-38328,
                            effective June 1, 2000)                                                      N/A

              4.3           Form of Organizer Stock Purchase Warrant (incorporated by
                            reference to Registrant's Form SB-2, File No. 333-38328,
                            effective June 1, 2000)                                                      N/A

              4.4           Form of Public Stock Purchase Warrant (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1,
                            2000)                                                                        N/A

             10.1           Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
                            (incorporated by reference to Registrant's Form SB-2, File
                            No. 333-38328, effective June 1, 2000)                                       N/A

             10.2           Employment Agreement with Mr. Douce (incorporated by reference to
                            Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)          N/A

             10.3           Employment Agreement with Mr. Pettit (incorporated by reference to
                            Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)          N/A

             10.4           Lease Agreement dated August 24, 1999 by and between Jack K. and Heidi M.
                            Gant and Ohio Legacy Corp (incorporated by reference to Registrant's
                            Form SB-2, File No. 333-38328, effective June 1, 2000)                       N/A

             10.5           Lease Agreement dated November 30, 1999 by and between Schoeppner
                            Properties and Ohio Legacy Corp (incorporated by reference to
                            Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)          N/A

             11             Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Operations on page
                            4 and Note 1 of Notes to the Consolidated Financial Statements
                            on page 8, hereof)                                                           N/A


-------------------------------------------------------------------------------