Form 10QSB
period 2001-06-30
OHIO LEGACY CORP
filed 2001-08-14
CIK 1096654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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


                  305 West Liberty Street, Wooster, Ohio 44691
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (330) 263-1955
                                 --------------
                           (Issuer's telephone number)


As of August 10, 2001, the latest practicable date, 965,000 shares of the issuer's common shares, no par value, were issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]



--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

--------------------------------------------------------------------------------

                                Table of Contents

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                                           Page
                                                                                        ----

Consolidated Balance Sheets.............................................................    3

Consolidated Statements of Operations...................................................    4

Consolidated Statements of Comprehensive Income (Loss)..................................    5

Condensed Consolidated Statements of Changes in
    Shareholders' Equity................................................................    6

Condensed Consolidated Statements of Cash Flows.........................................    7

Notes to the Consolidated Financial Statements..........................................    8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................   13


PART II - OTHER INFORMATION.............................................................   18


SIGNATURES .............................................................................   20

--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                     ----            ----

ASSETS
Cash and due from banks                                        $    1,423,015    $   1,149,087
Federal funds sold                                                 12,204,000        6,238,000
                                                               --------------    -------------
    Cash and cash equivalents                                      13,627,015        7,387,087
Securities available for sale                                       4,513,128        1,045,415
Loans, net                                                         23,872,161        4,428,479
Federal Reserve Bank stock                                            240,100          273,000
Premises and equipment, net                                         1,481,210          564,313
Accrued interest receivable and other assets                          366,923          240,273
                                                               --------------    -------------

        Total assets                                           $   44,100,537    $  13,938,567
                                                               ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
    Non-interest bearing                                       $    1,849,436    $   1,039,365
    Interest bearing demand                                         7,845,153        1,563,139
    Savings                                                         1,114,392           88,534
    Certificates of deposit                                        24,819,816        2,878,973
                                                               --------------    -------------
        Total deposits                                             35,628,796        5,570,011
Capital lease obligation                                              542,321               --
Accrued interest payable and other liabilities                        555,050          368,829
                                                               --------------    -------------
        Total liabilities                                          36,726,167        5,938,840

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                         --               --
Common stock, no par value, 2,500,000 shares authorized,
  965,000 shares issued and outstanding at June 30, 2001
  and December 31, 2000                                             8,983,710        8,983,710
Accumulated deficit                                                (1,620,860)        (992,831)
Accumulated other comprehensive income                                 11,520            8,848
                                                               --------------    -------------
        Total shareholders' equity                                  7,374,370        7,999,727
                                                               --------------    -------------

           Total liabilities and shareholders' equity          $   44,100,537    $  13,938,567
                                                               ==============    =============


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                      --------                 --------
                                                  2001        2000         2001         2000
                                                  ----        ----         ----         ----

Interest income
    Loans                                     $  379,683   $       --   $ 564,513   $       --
    Investment securities                         16,645           --      38,038           --
    Interest-bearing deposits
      and federal funds sold                     133,693           --     245,761           --
                                              ----------   ----------   ---------   ----------
        Total interest income                    530,021           --     848,312           --

Interest expense
    Deposits                                     326,637           --     460,191           --
    Other borrowings                               7,300        7,008       7,300       10,657
                                              ----------   ----------   ---------   ----------
        Total interest expense                   333,937        7,008     467,491       10,657
                                              ----------   ----------   ---------   ----------

Net interest income                              196,084       (7,008)    380,821      (10,657)

Provision for loan losses                         65,550           --     110,098           --
                                              ----------   ----------   ---------   ----------

Net interest income after
  provision for loan losses                      130,534       (7,008)    270,723      (10,657)

Noninterest income
    Service charges and other fees                15,454           --      22,604           --
    Other income                                   3,992           --       4,805           --
                                              ----------   ----------   ---------   ----------
        Total other income                        19,446           --      27,409           --

Noninterest expense
    Salaries and benefits                        216,510      160,541     439,228      308,670
    Occupancy and equipment                       75,832       10,105     140,614       24,250
    Professional fees                             25,756       15,169      53,269       81,806
    State franchise taxes                         27,577           --      55,477           --
    Data processing                               37,500           --      72,503           --
    Stationery and supplies                       16,657           --      31,325           --
    Marketing and advertising                     17,684           --      46,138           --
    Other expenses                                42,036       10,631      87,607       22,207
                                              ----------   ----------   ---------   ----------
        Total noninterest expense                459,552      196,446     926,161      436,933
                                              ----------   ----------   ---------   ----------

Net loss                                      $ (309,572)  $ (203,454)  $(628,029)  $ (447,590)
                                              ==========   ==========   =========   ==========

Basic earnings (loss) per share               $    (0.32)  $   (15.06)  $   (0.65)  $   (33.15)
                                              ==========   ==========   =========   ==========
Diluted earnings (loss) per share             $    (0.32)  $   (15.06)  $   (0.65)  $   (33.15)
                                              ==========   ==========   =========   ==========

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                                --------                 --------
                                                            2001         2000         2001         2000
                                                            ----         ----         ----         ----

Net Loss                                                $  (309,572)  $ (203,454)  $ (628,029)  $ (447,590)

Other comprehensive income (loss)
    Unrealized gain/(loss) on available for sale
      securities arising during the period                  10,766            --       2,672            --
    Reclassification adjustment for amounts
      realized on securities sales included in
      net income                                                --            --          --            --
                                                        ----------    ----------   ---------    ----------

Comprehensive income (loss)                             $ (298,806)   $ (203,454)  $(625,357)   $ (447,590)
                                                        ==========    ==========   =========-   ==========









--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                      --------                 --------
                                                  2001        2000         2001         2000
                                                  ----        ----         ----         ----

Balance at beginning of period                $7,673,176   $ (227,780)  $7,999,727  $   16,356

Net loss                                        (309,572)    (203,454)    (628,029)   (447,590)

Change in unrealized gain/(loss) on
  securities available for sale                   10,766           --        2,672          --
                                              ----------   ----------   ----------  ----------

Balance at end of period                      $7,374,370   $ (431,234)  $7,374,370  $ (431,234)
                                              ==========   ==========   ==========  ==========

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                         Six Months Ended
                                                                             June 30,
                                                                        2001           2000
                                                                        ----           ----

Net cash flows from operating activities
    Net loss                                                      $    (628,029)  $   (447,590)
    Adjustments to reconcile net loss to net cash from
    operating activities
        Depreciation                                                     44,535             --
        Securities amortization and accretion                           (13,429)            --
        Provision for loan loss                                         110,098             --
        Net change in:
           Accrued interest receivable and other assets                (126,650)         6,745
           Accrued expenses and other liabilities                       186,221        209,579
           Deferred loan fees                                            39,197             --
                                                                  -------------   ------------
        Net cash from operating activities                             (388,057)      (231,266)

Cash flows from investing activities
    Securities available for sale:
        Purchases                                                    (4,501,612)            --
        Maturities/Calls                                              1,050,000             --
    Sale of Federal Reserve Bank stock                                   32,900             --
    Net change in loans                                             (19,592,977)            --
    Purchases of premises and equipment                                (411,432)      (181,643)
                                                                  -------------   ------------
        Net cash from investing activities                          (23,423,121)      (181,643)

Cash flows from financing activities
    Net change in deposits                                           30,058,785             --
    Repayment of capital lease obligation                                (7,679)            --
    Proceeds from notes payable to stockholders                              --        305,000
                                                                  -------------   ------------
        Net cash from financing activities                           30,051,106        305,000
                                                                  -------------   ------------


Increase in cash and cash equivalents                                 6,239,928       (107,909)
Cash and cash equivalents at beginning of period                      7,387,087        116,757
                                                                  -------------   ------------

Cash and cash equivalents at end of period                        $  13,627,015   $      8,848
                                                                  =============   ============

Supplemental disclosures of cash flow information
    Cash paid during the year for
        Interest                                                  $     254,485   $         --
        Taxes                                                                --             --

    Noncash transaction
        Obligation under capital lease                                  550,000             --

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Ohio Legacy Corp ("OLC") and its wholly owned subsidiary, Ohio Legacy Bank (the "Bank"), together referred to as "the Corporation". All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at June 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2000, included in its 2000 annual report. Reference is made to the accounting policies of the Corporation described in the notes to the consolidated financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been recorded to offset the net deferred tax assets as the Company has not yet paid any income taxes which would be refundable if these timing differences reversed and there is no assurance of future taxable income.

Earnings (loss) per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding for both basic and diluted earnings (loss) per share was 965,000 for the three and six months ended June 30, 2001 and 13,500 for the three and six months ended June 30, 2000. Stock warrants for 340,300 shares of common stock were not considered in computing diluted earnings (loss) per share for the three and six months ended June 30, 2001 because they were not dilutive. No warrants were outstanding during the three or six months ended June 30, 2000.
--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the Corporation's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not have an impact on the Corporation's financial statements, as it has no intangible assets.

--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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


NOTE 3 - SECURITIES

Securities available for sale at June 30, 2001 and December 31, 2000 were as follows.

                                                            Gross        Gross
                                            Amortized    Unrealized   Unrealized       Fair
                                              Cost          Gains       Losses         Value
                                              ----          -----       ------         -----

June 30, 2001
-------------
   U.S. Government and federal agency      $ 4,501,608  $    13,495   $    (1,975) $ 4,513,128
                                           ===========  ===========   ===========  ===========

December 31, 2000
-----------------
   U.S. Government and federal agency      $ 1,036,567  $     8,848   $        --  $ 1,045,415
                                           ===========  ===========   ===========  ===========


Contractual maturities of debt securities at June 30, 2001 were as follows.

                                                          Amortized      Fair
                                                            Cost         Value
                                                            ----         -----

   Due from one to five years                           $ 4,501,608   $ 4,513,128


No securities were sold during the three or six months ended June 30, 2001 or 2000.


NOTE 4 - LOANS

Loans at June 30, 2001 and December 31, 2000 were as follows.

                                                                    June 30,       December 31,
                                                                      2001             2000
                                                                      ----             ----

    Commercial                                                   $   5,486,692   $   1,442,794
    Mortgage loans on real estate:
        1-4 and multifamily residential                              8,057,020       1,209,266
        Nonresidential commercial                                    7,002,756         887,330
        Construction                                                 1,432,933         550,000
    Consumer                                                         2,155,814         375,037
                                                                 -------------   -------------
                                                                    24,135,215       4,464,427
    Less:  Allowance for loan losses                                  (146,223)        (36,125)
           Net deferred loan fees                                      (41,772)         (2,575)
           Loans in process                                            (75,059)          2,752
                                                                 -------------   -------------

    Loans, net                                                   $  23,872,161   $   4,428,479
                                                                 =============   =============

--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows.

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                      --------                 --------
                                                  2001        2000         2001         2000
                                                  ----        ----         ----         ----

    Beginning balance                         $   80,673   $       --   $  36,125   $       --
    Provision for loan losses                     65,550           --     110,098           --
    Loans charged-off                                 --           --          --           --
    Recoveries                                        --           --          --           --
                                              ----------   ----------   ---------   ----------

    Ending balance                            $  146,223   $       --   $ 146,223   $       --
                                              ==========   ==========   =========   ==========

At June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000, the Corporation had no loans which were impaired or on nonaccrual status.


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

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be initially granted 2,500 nonqualified options at the time or soon after that person first becomes a Director. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. No options had been granted as of June 30, 2001.

The Corporation granted 147,300 warrants to the Board of Directors and organizers of the Corporation at the time of closing of the stock offering. The warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at the price of $10.00 per share and will expire ten years from the date of issuance. No warrants were exercisable at June 30, 2001.

--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at June 30, 2001 and December 31, 2000. To comply with the Bank's legal lending limit, portions of the loans committed below may be sold to other financial institutions.

                                                      June 30,    December 31,
                                                        2001          2000
                                                        ----          ----

    Commitments to make loans
        Variable rate                               $13,755,000    $ 3,892,000
        Fixed rate                                    8,634,000      2,709,000
    Unused lines of credit                            3,485,000      1,293,000

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 6.88% to 8.75% at June 30, 2001 and 7.50% to 10.75% at December 31, 2000.

--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at June 30, 2001 compared to December 31, 2000, and the consolidated results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

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

The Bank offers competitive products in its markets and believes it will have the cash requirements for funding loans. The Bank does not plan to pay the highest rates on deposits, but feels it can compete through exceptional customer service. At the same time, the Bank does not expect to charge the lowest rates and fees on its loans. The Bank will work with customers to design products and services that will meet their individual needs.


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

--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

FINANCIAL CONDITION

At June 30, 2001, total assets were $44,100,537, compared to assets of $13,938,567 at December 31, 2000. The difference of $30,161,970 represents a 216% growth in assets over December 2000 levels. This increase was funded by growth in deposits, which amounted to $30,058,785 during the six months ended June 30, 2001. At June 30, 2001, total loans receivable was $24,135,215, compared to loans receivable of $4,464,427 at December 31, 2000. The mix of total loans receivable at June 30, 2001, was $5,486,692, or 22.8%, in commercial loans, $16,492,709, or 68.3%, in mortgage loans on real estate, and $2,155,814, or 8.9%, in consumer loans to individuals compared to $1,442,794, or 32.3%, in commercial loans, $2,646,596, or 59.3%, in mortgage loans on real estate, and $375,037, or 8.4%, in consumer loans to individuals at December 31, 2000. Cash and cash equivalents amounted to $13,627,015 at June 30, 2001, compared to $7,387,087 at December 31, 2000. Management is maintaining high levels of cash and cash equivalents to fund loan commitments currently pending.

Premises and equipment, net, increased $916,897 from $564,313 at December 31, 2000 to $1,481,210 at June 30, 2001. The increase was due to the Wooster office moving into its permanent facility located at 305 West Liberty Street in May 2001. The lease on the permanent facility has been recorded as a capital lease.

Total deposits at June 30, 2001, amounted to $35,628,796, compared to deposits of $5,570,011 at December 31, 2000. The difference of $30,058,785 represents a 540% growth in deposits over December 2000 levels. These funds were invested primarily in securities and loans receivable, as well as cash and cash equivalents and fixed and other assets. The increase reflects the growth during the initial months of Bank operations. Management anticipates the Bank will experience further growth in all deposit accounts during 2001 as the Corporation continues to attract new customers.


COMPARASION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
  JUNE 30, 2001 AND JUNE 30, 2000

The net loss for the three months ended June 30, 2001 increased to $309,572, from $203,454 for the same period in 2000. The increased loss was primarily a result of expenses associated with operating the Bank in 2001, whereas the second quarter of 2000 was devoted to development stage activities. The Corporation began development stage activities in July 1999, and the net loss for the three months ended June 30, 2000, represents ongoing activities of the development stage operations, primarily salaries for the Corporation's employees, occupancy costs related to the pre-opening leased space and other expenses incurred in the development stage. The Corporation was a development stage company until October 3, 2000, at which time the Bank began operations.

In order to provide a more meaningful analysis of the results of operations for the three months ended June 30, 2001, the following discussion provides a comparison between the results of operations for the three months ended June 30, 2001 and the three months ended March 31, 2001, during which time the Bank was operating.

Consolidated net loss for the Corporation for the three months ended June 30, 2001 was $309,572, compared to a net loss of $318,457 for the three months ended March 31, 2001. Basic and diluted loss per common share for the three months ended June 30, 2001 was $0.32 per common share compared to $0.33 for the three months ended March 31, 2001. No dividends were paid during the three months ended June 30, 2001 or for the three months ended March 31, 2001.


--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net interest income for the three months ended June 30, 2001 was $196,084, compared with $184,737 for the three months ended March 31, 2001. This increase was due primarily to growth in the Bank's net loans and federal funds sold, both funded by deposit growth. The average yield on interest-earning assets for the three months ended June 30, 2001 was 6.63%, which included an average rate of 4.30% on federal funds sold and other short-term investments, 6.81% on securities and 8.14% on loans receivable. The average rate paid on interest-bearing liabilities was 5.32%. The net interest margin was 2.45% for the three months ended June 30, 2001 compared to 4.40% for the three months ended March 31, 2001. The decrease in the net interest margin resulted from continued decreases in interest rates during the second quarter of 2001, as well as the fact that a higher percentage of interest-earning assets were funded by equity in first quarter of 2001 compared to the second quarter. Management anticipates that the net interest margin during the remainder of 2001 will improve as the Bank invests a higher percentage of its earning assets in higher yielding loans and less in lower yielding federal funds.

The provision for loan losses charged to operations was based on management's evaluation of portfolio risk and economic factors. The provision for loan losses was $65,550 for the three months ended June 30, 2001 as compared to $44,548 for the three months ended March 31, 2001. The allowance for loan losses totaled $146,223 at June 30, 2001 and $36,125 at December 31, 2000. No loans were charged-off during the six months ended June 30, 2001 or during 2000. At June 30, 2001 and December 31, 2000, none of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. At June 30, 2001 and December 31, 2000, the allowance was 0.61% and 0.81% of total loans, respectively.

Management allocated approximately 26.84% of the allowance to commercial loans, 66.39% to mortgage loans on real estate, and 6.77% to consumer loans to individuals at June 30, 2001, leaving no unallocated amount. There were no nonperforming loans at June 30, 2001 or December 31, 2000. Management believes the allowance for loan losses at June 30, 2001 is adequate to absorb probable losses in the loan portfolio.

Total noninterest income was $19,446 for the three months ended June 30, 2001 as compared to $7,963 for the three months ending March 31, 2001. Noninterest income resulted primarily from service charges on deposit accounts.

Total noninterest expense remained stable for the three months ended June 30, 2001 as compared to the three months ending March 31, 2001. Salaries and employee benefits decreased $6,208 to $216,510 in the second quarter of 2001, from $222,718 in the first quarter of 2001. Occupancy and equipment costs increased to $75,832 in the second quarter of 2001, which represents an $11,050 increase over the first quarter of 2001. This increase was due to the Wooster office moving into its permanent facility located at 305 West Liberty Street in late May 2001. All the remaining noninterest expense categories decreased a combined total of $11,899. Management anticipates total noninterest expense will increase during the remainder of 2001 due to both the costs associated with the moving of the Wooster office taking full effect during the 3rd quarter of the year and due to the additional costs associated with improved customer service facilities in other market areas.




--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The income tax benefit from the net operating losses in the first and second quarters of 2001, and the years ended 2000 and 1999 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset deferred tax assets. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Corporation, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from the losses in the first and second quarters of 2001, and the years 2000 and 1999 can be carried forward for twenty years from the time of the loss before they expire. Accordingly, the Corporation's net operating loss carry forward for the first and second quarters of 2001 will expire in 2021 if they were to remain unused at that time.


COMPARASION OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2001 AND JUNE 30, 2000

The net loss for the six months ended June 30, 2001 increased to $628,029, from $447,590 for the same period in 2000. The increased loss was primarily a result of expenses associated with operating the Bank in 2001, whereas the first half of 2000 was devoted to development stage activities. The Corporation began development stage activities in July 1999, and the net loss for the six months ended June 30, 2000, represents ongoing activities of the development stage operations, primarily salaries for the Corporation's employees, occupancy costs related to the pre-opening leased space and other expenses incurred in the development stage. The Corporation was a development stage company until October 3, 2000, at which time the Bank began operations.


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

Cash and cash equivalents increased $6,239,928, or 84.5%, to $13,627,015 at June 30, 2001 compared to $7,387,087 at December 31, 2000. Cash and equivalents represented 30.9% of total assets at June 30, 2001 and 53.0% of total assets at December 31, 2000. The Bank has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. As the Bank grows and deposits are used to fund loans, management anticipates liquidity will further decrease. Management believes its current liquidity level is sufficient to meet anticipated future growth, and management monitors its liquidity position on a regular basis.




--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CAPITAL RESOURCES

Total shareholders' equity was $7,374,370 at June 30, 2001, a decrease of $625,357 from $7,999,727 at December 31, 2000. The decrease was a result of a net loss of $628,029 in the first half of 2001, partially offset by other comprehensive income of $2,672.

Total risk-based capital is made up of Tier 1 Capital and Tier 2 Capital. Tier 1 capital is total shareholders' equity less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets).

The Bank meets all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 27.89% at June 30, 2001, while the Tier 1 risk-based capital ratio was 27.35%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Bank's leverage ratio, defined as Tier 1 capital divided by average assets, of 21.57% at June 30, 2001 exceeded the regulatory minimum for capital adequacy purposes of 4.0%. However, as a de novo or start-up institution, the Bank is required, under the terms of its approval order from the Office of the Comptroller of the Currency, to maintain a minimum ratio of its Tier 1 capital to average total assets of at least 8% during its first three years of operations.

The payment of dividends by the Bank to OLC is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current and prior two years retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described below. Furthermore, as part of the Bank's approval by the regulatory agencies, it is prohibited from paying dividends to OLC for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. Therefore, the Bank does not expect to pay dividends to OLC before October 2003.


--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           PART II - OTHER INFORMATION

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

Item 4 -    Submission of Matters to a Vote of Security Holders:
            On April 25, 2001, the Corporation held the Annual Meeting of Shareholders at which the following was voted on:

            Shareholders voted upon the election of one (1) Class I director to serve until the 2003 annual meeting and until his successor is elected and qualified, one (1) Class II director to serve until the 2002 annual meeting and until his successor is elected and qualified and five (5) Class III directors to serve a three-year term until 2004 and until their successors are elected and qualified The results of the voting on these matters were as follows:

                     Nominee                             Votes for  Votes against
                     -------                             ---------  -------------

                 William T. Baker (Class I)               636,251       0
                 Benjamin M. Mast (Class II)              636,251       0
                 D. William Allen (Class III)             636,251       0
                 Scott J. Fitzpatrick (Class III)         636,251       0
                 Randy G. Jones (Class III)               636,251       0
                 Michael D. Meenan (Class III)            636,151       0
                 Steven G. Pettit (Class III)             633,751       0

            The following are directors who were not up for election at the meeting and whose terms of office continued after the meeting:

                 Robert F. Belden                  Gregory A. Long
                 J. Edward Diamond                 Daniel H. Plumly
                 L. Dwight Douce                   Thomas W. Schervish

            Shareholders voted upon an amendment to the Corporation's Code of Regulations to increase and fix the number of authorized directors at no fewer than seven (7) and no more than sixteen (16) members. The results of the voting on this matter was as follows:

                 For                 631,251
                 Against               3,000
                 Abstain               2,000

Item 5 -    Other Information:
            There are no matters required to be reported under this item.


--------------------------------------------------------------------------------

                                   FORM 10-QSB
                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


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





--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 2001                 /s/  L. Dwight Douce
      -------------------------       -----------------------------------
                                      L. Dwight Douce, President, Chief
                                      Executive Officer and Director
                                      (acting as Principal Accounting Officer)



















--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

         Exhibit                                                                                Sequential
         Number                          Description of Document                                   Page
         ------                          -----------------------                                   ----

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


--------------------------------------------------------------------------------