Form 10QSB
period 2001-09-30
OHIO LEGACY CORP
filed 2001-11-14
CIK 1096654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

                        Commission file number: 000-31673
                                                ---------

                                OHIO LEGACY CORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                      34-1903890
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  305 West Liberty Street, Wooster, Ohio 44691
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (330) 263-1955
                           ---------------------------
                           (Issuer's telephone number)

As of November 8, 2001, the latest practicable date, 965,500 shares of the issuers common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001


PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                   Page

Consolidated Balance Sheets...................................................   3

Consolidated Statement of Operations..........................................   4

Consolidated Statements of Comprehensive Income (Loss)........................   5

Condensed Consolidated Statements of Changes in
         Shareholder's Equity.................................................   6

Condensed Consolidated Statements of Cash Flows...............................   7

Notes to the Consolidated Financial Statements................................   8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................  14


PART II - OTHER INFORMATION...................................................  19


SIGNATURES....................................................................  21

                                OHIO LEGACY CORP
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


ITEM 1.  Financial Statements

                                                                             September 30,       December 31,
                                                                                  2001                 2000
                                                                             -------------       -------------
ASSETS
Cash and due from banks                                                      $   1,746,097       $   1,149,087
Federal funds sold                                                               6,950,000           6,238,000
                                                                             -------------       -------------
     Cash and cash equivalents                                                   8,696,097           7,387,087
Securities available for sale                                                    9,678,450           1,045,415
Loans, net                                                                      37,151,538           4,428,479
Federal Reserve Bank stock                                                         221,300             273,000
Premises and equipment, net                                                      1,499,102             564,313
Accrued interest receivable and other assets                                       465,422             240,273
                                                                             -------------       -------------

     Total assets                                                            $  57,711,909       $  13,938,567
                                                                             =============       =============

LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits
     Non-interest bearing                                                    $   1,864,683       $   1,039,365
     Interest bearing demand                                                     9,015,438           1,563,139
     Savings                                                                     2,825,722              88,534
     Certificates of deposit                                                    35,793,095           2,878,973
                                                                             -------------       -------------
         Total deposits                                                         49,498,938           5,570,011
Capital lease obligation                                                           541,738                  --
Accrued interest payable and other liabilities                                     403,822             368,829
                                                                             -------------       -------------
     Total liabilities                                                          50,444,498           5,938,840

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  no shares issued and outstanding                                                      --                  --
Common stock, no par value, 2,500,000 shares authorized,
  965,500 shares issued and outstanding at September 30, 2001
  and 965,000 shares issued and outstanding at December 31, 2000                 8,988,710           8,983,710
Accumulated deficit                                                             (1,897,910)           (992,831)
Accumulated other comprehensive income                                             176,611               8,848
                                                                             -------------       -------------
     Total shareholders' equity                                                  7,267,411           7,999,727
                                                                             -------------       -------------

         Total liabilities and shareholders' equity                          $  57,711,909       $  13,938,567
                                                                             =============       =============


               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                        ----------------------------   ----------------------------
                                                            2001            2000           2001            2000
                                                        -------------   ------------   ------------    ------------
Interest income
     Loans                                              $     632,256   $         --   $  1,196,769    $         --
     Investment securities                                    102,297             --        140,335              --
     Interest-bearing deposit
       and federal funds sold                                  82,575             --        328,336              --
                                                        -------------   ------------   ------------    ------------
         Total interest income                                817,128             --      1,665,440              --

Interest expense
     Deposits                                                 504,319             --        964,510              --
     Other borrowings                                          21,885         15,091         29,185          25,748
                                                        -------------   ------------   ------------    ------------
         Total interest expense                               526,204         15,091        993,695          25,748
                                                        -------------   ------------   ------------    ------------

Net interest income                                           290,924        (15,091)       671,745         (25,748)

Provision for loan losses                                     105,000             --        215,098              --
                                                        -------------   ------------   ------------    ------------

Net interest income after
  provision for loan losses                                   185,924        (15,091)       456,647         (25,748)

Noninterest income
     Service charges and other fees                            31,654             --         54,258              --
     Other income                                                 880             --          5,685              --
                                                        -------------   ------------   ------------    ------------
         Total other income                                    32,534             --         59,943              --

Noninterest expense
     Salaries and benefits                                    216,886        167,302        656,114         472,818
     Occupancy and equipment                                   92,680          9,280        233,294          33,530
     Professional fees                                         44,448         39,976         97,717         127,788
     State franchise taxes                                     28,086             --         83,563              --
     Data processing                                           38,357             --        110,860              --
     Stationery and supplies                                   18,760             --         50,085              --
     Marketing and advertising                                 18,066             --         64,204              --
     Other expenses                                            38,225          8,812        125,832          28,167
                                                        -------------   ------------   ------------    ------------
         Total noninterest expense                            495,508        225,370      1,421,669         662,303
                                                        -------------   ------------   ------------    ------------

Net loss                                                $    (277,050)  $   (240,461)  $   (905,079)   $   (688,051)
                                                        =============   ============   ============    ============

Basic earnings (loss) per share                         $       (0.29)   $    (17.81)  $      (0.94)   $     (50.97)
                                                        =============    ===========   ============    ============
Diluted earnings (loss) per share                       $       (0.29)   $    (17.81)  $      (0.94)   $     (50.97)
                                                        =============    ===========   ============    ============



               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                        ----------------------------   ----------------------------
                                                             2001           2000            2001           2000
                                                        -------------   ------------   ------------    ------------
Net Loss                                                $    (277,050)  $   (240,461)  $   (905,079)   $   (688,051)

Other comprehensive income (loss)
     Unrealized holding gains and losses on
       available for sale securities arising during
       the period                                             165,091             --        167,763              --
     Reclassification adjustment for amounts
       realized on securities sales included in
       net income                                                  --             --             --              --
                                                        -------------   ------------   ------------    ------------

Comprehensive income (loss)                             $    (111,959)  $   (240,461)  $   (737,316)   $   (688,051)
                                                        =============   ============   ============    ============


               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                        ----------------------------   ----------------------------
                                                             2001           2000            2001           2000
                                                        -------------   ------------   ------------    ------------
Balance at beginning of period                          $   7,374,370   $   (431,234)  $  7,999,727    $     16,356

Proceeds from exercise of stock warrants
  (500 shares)                                                  5,000             --          5,000              --

Net loss                                                     (277,050)      (240,461)      (905,079)       (688,051)

Change in unrealized gain on
  securities available for sale                               165,091             --        167,763              --
                                                        -------------   ------------   ------------    ------------

Balance at end of period                                $   7,267,411   $   (671,695)  $  7,267,411    $   (671,695)
                                                        =============   ============   ============    ============


               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 ----------------------------------
                                                                                      2001               2000
                                                                                 ---------------    ---------------
Net cash flows from operating activities
     Net loss                                                                    $      (905,079)   $      (688,051)
     Adjustments to reconcile net loss to net cash from
     operating activities
         Depreciation                                                                     81,888                 --
         Securities amortization and accretion                                           (13,348)                --
         Provision for loan loss                                                         215,098                 --
         Net change in:
             Accrued interest receivable and other assets                               (225,149)          (174,758)
             Accrued expenses and other liabilities                                       34,993            314,185
             Deferred loan fees                                                           77,037                 --
                                                                                 ---------------    ---------------
         Net cash from operating activities                                             (734,560)          (548,624)

Cash flows from investing activities
     Securities available for sale:
         Purchases                                                                    (9,501,924)                --
         Maturities/Calls                                                              1,050,000                 --
     Sale of Federal Reserve Bank stock                                                   51,700                 --
     Net change in loans                                                             (33,015,194)                --
     Purchases of premises and equipment                                                (466,677)          (186,087)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                          (41,882,095)          (186,087)


Cash flows from financing activities
     Net change in deposits                                                           43,928,927                 --
     Repayment of capital lease obligation                                                (8,262)                --
     Proceeds from exercise of stock warrants                                              5,000                 --
     Proceeds from notes payable to stockholders                                              --            665,000
                                                                                 ---------------    ---------------
         Net cash from financing activities                                           43,925,665            665,000
                                                                                 ---------------    ---------------


Increase in cash and cash equivalents                                                  1,309,010            (69,711)
Cash and cash equivalents at beginning of period                                       7,387,087            116,757
                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period                                       $     8,696,097    $        47,046
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                                $       648,653    $            --
         Taxes                                                                                --                 --

     Noncash transaction
         Obligation under capital lease                                                  550,000                 --


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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 2000, included in its 2000 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been recorded to offset the net deferred tax assets as the Corporation has not yet paid any income taxes which would be refundable if these timing differences reversed and there is no assurance of future taxable income.

Earnings (loss) per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding for both basic and diluted earnings (loss) per share was 965,109 for the three months ended September 30, 2001 and 965,037 for the nine months ended September 30, 2001 and 13,500 for the three and nine months ended September 30, 2000. Stock warrants for 339,800 shares of common stock were not considered in computing diluted earnings (loss) per share for the three and nine months ended September 30, 2001 because they were not dilutive. No warrants were outstanding during the three or nine months ended September 30, 2000.


                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporation's financial statements.

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



                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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


NOTE 3 - SECURITIES

Securities available for sale at September 30, 2001 and December 31, 2000 were as follows.

                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
                                                    -------------    -------------   -------------   --------------
September 30, 2001
    U.S. Government and federal agency              $   9,501,839    $     176,611   $          --   $    9,678,450
                                                    =============    =============   =============   ==============

December 31, 2000
    U.S. Government and federal agency              $   1,036,567    $       8,848   $          --   $    1,045,415
                                                    =============    =============   =============   ==============

Contractual maturities of debt securities at September 30, 2001 were as follows.

                                                                       Amortized          Fair
                                                                         Cost             Value
                                                                     -------------   -------------
    Due after one to five years                                      $   9,001,839   $   9,164,050
    Due after five to ten years                                            500,000         514,400
                                                                     -------------   -------------

       Total                                                         $   9,501,839   $   9,678,450
                                                                     =============   =============

No securities were sold during the three or nine months ended September 30, 2001 or 2000.



                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - LOANS

Loans at September 30, 2001 and December 31, 2000 were as follows.

                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                                ---------------    ----------------
     Commercial                                                                 $     5,962,237    $      1,442,794
     Mortgage loans on real estate:
         1-4 and multifamily residential                                             15,952,731           1,209,266
         Nonresidential commercial                                                   11,355,273             887,330
         Construction                                                                   615,931             550,000
         Consumer                                                                     3,633,279             375,037
                                                                                ---------------    ----------------
                                                                                     37,519,451           4,464,427
     Less:    Allowance for loan losses                                                (251,223)            (36,125)
              Net deferred loan fees                                                    (79,612)             (2,575)
              Loans in process                                                          (37,078)              2,752
                                                                                ---------------    ----------------

     Loans, net                                                                 $    37,151,538    $      4,428,479
                                                                                ===============    ================

Activity in the allowance for loan losses was as follows.

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                        ----------------------------   ----------------------------
                                                             2001           2000           2001            2000
                                                        -------------   ------------   ------------    ------------
     Beginning balance                                  $     146,223   $         --   $     36,125    $         --
     Provision for loan losses                                105,000             --        215,098              --
     Loans charged-off                                             --             --             --              --
     Recoveries                                                    --             --             --              --
                                                        -------------   ------------   ------------    ------------

     Ending balance                                     $     251,223   $         --   $    251,223    $         --
                                                        =============   ============   ============    ============

At September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000, the Corporation had no loans which were impaired, on nonaccrual status or past due more than 90 days and still accruing interest.


                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the plan, each nonemployee Director will be initially granted 2,500 nonqualified options at the time or soon after that person first becomes a Director. The initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. No options had been granted as of September 30, 2001.

The Corporation granted 147,300 warrants to the Board of Directors and organizers of the Corporation at the time of closing of the stock offering. The warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at the price of $10.00 per share and will expire ten years from the date of issuance. No warrants were exercisable at September 30, 2001.


NOTE 6 - STOCK WARRANTS

As part of the Offering, the Corporation issued to shareholders one stock warrant for every five shares of stock purchased resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Corporation at any time after the first year of issuance at $0.10 per warrant. If called, each holder of a warrant must exercise the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. 500 warrants were exercised during the three months ended September 30, 2001. No warrants had been exercised prior to this date.



                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at September 30, 2001 and December 31, 2000. To comply with the Bank's legal lending limit, portions of the loans committed below may be sold to other financial institutions.

                                           September 30,      December 31,
                                               2001             2000
                                          --------------     -------------
     Commitments to make loans
         Variable rate                    $    7,119,000     $   3,892,000
         Fixed rate                            4,955,000         2,709,000
     Unused lines of credit                    5,621,000         1,293,000

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 6.88% to 8.50% at September 30, 2001 and 7.50% to 10.75% at December 31, 2000.



                                   (Continued)

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at September 30, 2001 compared to December 31, 2000, and the consolidated results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this discussion that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Corporation or its management are intended to identify such forward looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.



                                   (Continued)

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At September 30, 2001, total assets were $57,711,909, compared to assets of $13,938,567 at December 31, 2000. The difference of $43,773,342 represents a 314.0% growth in assets over December 2000 levels. This increase was funded by growth in deposits, which amounted to $43,928,927 during the nine months ended September 30, 2001. At September 30, 2001, total loans receivable were $37,519,451, compared to loans receivable of $4,464,427 at December 31, 2000. The mix of total loans receivable at September 30, 2001, was $5,962,237, or 15.9%, in commercial loans, $27,923,935, or 74.4%, in mortgage loans on real estate, and $3,633,279, or 9.7%, in consumer loans to individuals compared to $1,442,794, or 32.3%, in commercial loans, $2,646,596, or 59.3%, in mortgage loans on real estate, and $375,037, or 8.4%, in consumer loans to individuals at December 31, 2000. Cash and cash equivalents amounted to $8,696,097 at September 30, 2001, compared to $7,387,087 at December 31, 2000. Management is maintaining high levels of cash and cash equivalents to fund loan commitments currently pending.

Premises and equipment, net, increased $934,789 from $564,313 at December 31, 2000 to $1,499,102 at September 30, 2001. The increase was due to the Wooster office moving into its permanent facility located at 305 West Liberty Street in May 2001. The lease on the permanent facility has been recorded as a capital lease.

Total deposits at September 30, 2001, amounted to $49,498,938, compared to deposits of $5,570,011 at December 31, 2000. The difference of $43,928,927 represents a 788.7% growth in deposits over December 2000 levels. These funds were invested primarily in securities and loans receivable, as well as cash and cash equivalents and fixed and other assets. The increase reflects the growth during the initial months of Bank operations. Management anticipates the Bank will experience further growth in all deposit accounts during 2001 as the Corporation continues to attract new customers.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

The net loss for the three months ended September 30, 2001 increased to $277,050, from $240,461 for the same period in 2000. The increased loss was primarily a result of expenses associated with operating the Bank in 2001, whereas the third quarter of 2000 was devoted to development stage activities. The Corporation began development stage activities in July 1999, and the net loss for the three months ended September 30, 2000, represents ongoing activities of the development stage operations, primarily salaries for the Corporation's employees, occupancy costs related to the pre-opening leased space and other expenses incurred in the development stage. The Corporation was a development stage company until October 3, 2000, at which time the Bank began operations.

In order to provide a more meaningful analysis of the results of operations for the three months ended September 30, 2001, the following discussion provides a comparison between the results of operations for the three months ended September 30, 2001 and the most recent prior three month period which ended June 30, 2001, during which time the Bank was operating.

Consolidated net loss for the Corporation for the three months ended September 30, 2001 was $277,050, compared to a net loss of $309,572 for the three months ended June 30, 2001. Basic and diluted loss per common share for the three months ended September 30, 2001 was $.29 per common share compared to $0.32 for the three months ended June 30, 2001. No dividends were paid during the three months ended September 30, 2001 or for the three months ended June 30, 2001.


                                   (Continued)

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest income for the three months ended September 30, 2001 was $290,924, compared with $196,084 for the three months ended June 30, 2001. This increase was due primarily to growth in the Bank's net loans and federal funds sold, both funded by deposit growth. The average yield on interest-earning assets for the three months ended September 30, 2001 was 6.76%, which included an average rate of 3.54% on federal funds sold and other short-term investments, 5.37% on securities and 8.02% on loans receivable. The average rate paid on interest-bearing liabilities was 5.03%. The Bank has been very competitive in its deposit rate offerings which has contributed to the high deposit growth. The net interest margin was 2.41% for the three months ended September 30, 2001 compared to 2.54% for the three months ended June 30, 2001. The decrease in the net interest margin resulted from continued decreases in interest rates during the third quarter of 2001, as well as the fact that a higher percentage of interest-earning assets were funded by equity in second quarter of 2001 compared to the third quarter. Management anticipates that the net interest margin during the remainder of 2001 will improve as the Bank invests a higher percentage of its earning assets in higher yielding loans and securities and less in lower yielding federal funds.

The provision for loan losses charged to operations was based on management's evaluation of portfolio risk and economic factors. The provision for loan losses was $105,000 for the three months ended September 30, 2001 as compared to $65,550 for the three months ended June 30, 2001. The allowance for loan losses totaled $251,223 at September 30, 2001 and $36,125 at December 31, 2000. No loans were charged-off during the nine months ended September 30, 2001 or during 2000. At September 30, 2001 and December 31, 2000, none of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. At September 30, 2001 and December 31, 2000, the allowance was 0.67% and 0.81% of total loans, respectively.

Management allocated approximately 22.79% of the allowance to commercial loans, 71.72% to mortgage loans on real estate, and 5.49% to consumer loans to individuals at September 30, 2001, leaving no unallocated amount. There were no nonperforming loans at September 30, 2001 or December 31, 2000. Management believes the allowance for loan losses at September 30, 2001 is adequate to absorb probable losses in the loan portfolio.

Total noninterest income was $32,534 for the three months ended September 30, 2001 as compared to $19,446 for the three months ending June 30, 2001. Noninterest income resulted primarily from service charges on deposit accounts.

Total noninterest expense remained stable for the three months ended September 30, 2001 as compared to the three months ending June 30, 2001. Salaries and employee benefits increased $376 to $216,886 in the third quarter of 2001, from $216,510 in the second quarter of 2001. Occupancy and equipment costs increased to $92,680 in the third quarter of 2001, which represents an $16,848 increase over the second quarter of 2001. This increase was due to the Wooster office moving into its permanent facility located at 305 West Liberty Street in late May 2001. All the remaining noninterest expense categories increased a combined total of $18,732 due to both the costs associated with the moving of the Wooster office taking full effect during the 3rd quarter of the year and due to the additional costs associated with improved customer service facilities in other market areas.


                                   (Continued)

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The income tax benefit from the net operating losses for the nine months ended September 30, 2001, and the years ended 2000 and 1999 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset deferred tax assets. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Corporation, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from the losses in 2001, 2000 and 1999 can be carried forward for twenty years from the time of the loss before they expire. Accordingly, the Corporation's net operating loss carry forward for 2001 will expire in 2021 if it were to remain unused at that time.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

The net loss for the nine months ended September 30, 2001 increased to $905,079, from $688,051 for the same period in 2000. The increased loss was primarily a result of expenses associated with operating the Bank in 2001, whereas the nine months of 2000 was devoted to development stage activities. The Corporation began development stage activities in July 1999, and the net loss for the nine months ended September 30, 2000, represents ongoing activities of the development stage operations, primarily salaries for the Corporation's employees, occupancy costs related to the pre-opening leased space and other expenses incurred in the development stage. The Corporation was a development stage company until October 3, 2000, at which time the Bank began operations.


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

Cash and cash equivalents increased $1,309,010, or 17.7%, to $8,696,097 at September 30, 2001 compared to $7,387,087 at December 31, 2000. Cash and equivalents represented 15.1% of total assets at September 30, 2001 and 53.0% of total assets at December 31, 2000. The Bank has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. As the Bank grows and deposits are used to fund loans, management anticipates liquidity will further decrease. Management believes its current liquidity level is sufficient to meet anticipated future growth, and management monitors its liquidity position on a regular basis.



                                   (Continued)

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Total shareholders' equity was $7,267,411 at September 30, 2001, a decrease of $732,316 from $7,999,727 at December 31, 2000. The decrease was a result of a net loss of $905,079 in the first nine months of 2001, partially offset by other comprehensive income of $167,763 and the exercise of stock warrants by shareholders of $5,000.

Total risk-based capital is made up of Tier 1 Capital and Tier 2 Capital. Tier 1 capital is total shareholders' equity less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets).

The Bank meets all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 18.61% at September 30, 2001, while the Tier 1 risk-based capital ratio was 17.98%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Bank's leverage ratio, defined as Tier 1 capital divided by average assets, of 13.83% at September 30, 2001 exceeded the regulatory minimum for capital adequacy purposes of 4.0%. However, as a de novo or start-up institution, the Bank is required, under the terms of its approval order from the Office of the Comptroller of the Currency, to maintain a minimum ratio of its Tier 1 capital to average total assets of at least 8% during its first three years of operations.

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

                                OHIO LEGACY CORP
                           PART II - OTHER INFORMATION


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



                                  (Continued)

                                OHIO LEGACY CORP
                           PART II - OTHER INFORMATION



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

                                OHIO LEGACY CORP
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OHIO LEGACY CORP


Dated:  November 8, 2001               By:   /s/  L. Dwight Douce
-----------------------------          -----------------------------------------
                                       L. Dwight Douce, President, Chief
                                       Executive Officer and Director
                                       (acting as Principal Accounting Officer)

                                OHIO LEGACY CORP
                                INDEX TO EXHIBITS




            Exhibit                                                                                  Sequential
            Number                                  Description of Document                             Page
            ------                                  -----------------------                          ----------
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