Form 10KSB40
period 2001-12-31
OHIO LEGACY CORP
filed 2002-04-01
CIK 1096654

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

  (Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2001

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________________

                        Commission file number 000-31673

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

                  305 West Liberty Street, Wooster, Ohio 44691
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001 were $2,809,937.

At February 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $10.00 per share (such price being the average of the bid and asked prices on such date) was $4,885,000.

At February 28, 2002, the registrant had 965,500 common shares issued and outstanding.

                            DOCUMENTS INCORPORATED BY
                 REFERENCE Part II of Form 10-KSB - Portions of
                       2001 Annual Report to Shareholders

       Part III of Form 10-KSB - Portions of Proxy Statement for the 2002
                         Annual Meeting of Shareholders

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL
-------

Ohio Legacy Corp ("Ohio Legacy" or the "Company") was incorporated under the laws of the State of Ohio in July 1999. During 1999 and the first nine months of 2000, Ohio Legacy's activities were limited to the organization of Ohio Legacy Bank (the "Bank") and preparation for and completion of a common stock offering (the "Offering"). Ohio Legacy and the Bank are referred to together as "the Company." Ohio Legacy sold 951,500 shares of common stock at a price of $10.00 per share in the Offering resulting in proceeds of $8,848,710, net of offering costs of $666,290. Most of the proceeds of the Offering were used by Ohio Legacy to provide the initial capitalization of the Bank, which occurred on October 3, 2000. At that time, the Bank began operations.

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

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2001, the Bank held $92,688 deposits of public funds (funds of governmental agencies and municipalities). No material industry or group concentrations exist in the loan portfolio.

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

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the businesses' cash flow. Such loans are typically secured by business assets such as equipment and inventory and, occasionally, by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses' cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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


EMPLOYEES
---------

At December 31, 2001, the Bank employed 22 full time equivalent employees. The Bank provides a number of benefits such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees not also employed by the Bank.


COMPETITION
-----------

The Bank operates in a highly-competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Holmes, Stark and Wayne Counties, Ohio, the Bank competes for new deposit dollars and loans with several other commercial banks (both large regional banks and smaller community banks) as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U. S. Government Agency securities which comprise the Bank's investment portfolio. These rates are used as indices on various loan products. The Bank is competitive with respect to the interest rates and loan fees that it charges, as well as in the pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal. The interest spread in excess of the applicable prime rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by the Asset/Liability Committee. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread to meet overhead costs.

SUPERVISION AND REGULATION
--------------------------

The Bank is subject to supervision, regulation and periodic examination by the Office of the Comptroller of the Currency (the "OCC"). Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy, and liquidity restraints.

THE BANK HOLDING COMPANY ACT. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined or order to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

GLB ACT. In November 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLBA") went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating can elect to become "financial holding companies." Financial holding companies and their subsidiaries may engage in or acquire companies that engage in a broad range of financial services which were previously not permitted, such as insurance underwriting, securities underwriting and distribution, merchant banking and certain other financial activities as determined by the Federal Reserve Board. The Company has not registered as a financial holding company.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates.

The GLBA contains extensive provisions on a customer's right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution's policies and procedures regarding the handling of customers' non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

INTERSTATE BANKING AND BRANCHING. The Interstate Banking and Branch Efficiency Act of 1995 has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

FDIC. The Federal Deposit Insurance Corporation ("FDIC") is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The Bank's deposits are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC's deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of the Bank's deposit insurance.

CAPITAL GUIDELINES. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. Because the Company is less than $150 million in total assets, it was not subject to the holding company capital requirements. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank had risk-based capital ratios above minimum requirements at December 31, 2001.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its marketing areas describing the depositary institution's efforts to assist in its community's credit needs. Depositary institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

Regulation of Ohio Legacy Bank
------------------------------

In addition to regulations of the Company, the Bank is subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its securities, limitations on the payment of dividends and other aspects of banking operations.

In addition, the Bank is a member of the Federal Reserve System and, because it is a national bank, is regulated by the OCC. Accordingly, the Bank is subject to periodic examinations by the OCC. These examinations are designed primarily for the protection of the depositors of the Bank and not for its shareholder or the shareholders of the Company.

DIVIDEND RESTRICTIONS. The Company is a legal entity separate and distinct from the Bank. Virtually all of the Company's revenues will result from dividends paid by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that the Bank must recover any start-up losses before it may pay a dividend to the Company. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of the Bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in the federal regulations and described above under the heading "Capital Guidelines." Furthermore, as part of the Bank's approval by the regulatory agencies, it is prohibited from paying dividends to the Company for a period of three years after inception without prior written non-objection by the Federal Reserve Bank. Therefore, the Bank does not expect to pay dividends to the Company prior to October 2003.

The deposits of the Bank are insured by the Bank Insurance Fund of the FDIC, and the Bank is subject to the Federal Deposit Insurance Act. The Bank is subject to periodic examinations by the FDIC. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a subsidiary of a financial holding company may be required to reimburse the FDIC for any loss incurred due to the default of another FDIC insured subsidiary of the financial holding company or for FDIC assistance provided to such a subsidiary in danger of default. The Company has only one subsidiary, the Bank, and therefore there is no risk currently that the Bank would be responsible to reimburse the FDIC for any such loss or assistance.

Effects of Government Monetary Policy
-------------------------------------

The earnings of the Banks are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits, Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

Future Regulatory Uncertainty
-----------------------------

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. Further regulations may arise from the events of September 11, 2001, such as the USA Patriot Act of 2001 which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. As a result, the Company cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Company's operations.

STATISTICAL DISCLOSURES
-----------------------

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-KSB as of and for the year ended December 31, 2001.

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


                                                                                     Year ended December 31,
                                                             ---------------------------------------------------------------
                                                                             2001                            2000
                                                             ------------------------------- -------------------------------
                                                               Average     Interest            Average      Interest
                                                             outstanding   earned/   Yield/  outstanding    earned/   Yield/
                                                               balance      paid     rate      balance       paid     rate
                                                               -------      ----     ----      -------       ----     ----
                                                                             (Dollars in thousands)
           Interest-earning assets:
              Loans (1)                                        $  25,777    $2,034   7.89%    $     399    $    38    9.45%
              Securities available for sale(2)                     5,430       299   5.50           195         12    6.46
              Interest-bearing deposits and federal funds sold     8,982       355   3.95         1,837        117    6.37
              Federal Reserve Bank stock                             247        15   6.01            66          4    6.01
                                                               ---------    ------            ---------    -------
                Total interest-earning assets                     40,436     2,703   6.69         2,497        171    6.86
           Noninterest-earning assets                              2,869    ------                  455    -------
                                                               ---------                      ---------
                Total assets                                   $  43,305                      $   2,952
                                                               =========                      =========

           Interest-bearing liabilities:
              Demand deposits                                  $   1,800        53     2.95  $      42        1    2.47
              Savings accounts                                     2,649        91     3.43         12        1    2.51
              Money market accounts                                4,781       164     3.43        202       12    5.81
              Certificates of deposit                             24,187     1,308     5.41        388       26    6.83
                                                               ---------     -----           ---------  -------
                Total deposits                                    33,417     1,616     4.84        644       40    6.14
              Other borrowings                                       350        51    14.57        293       26    9.03
                                                               ---------    ------           ---------  -------
                Total interest-bearing liabilities                33,767     1,667     4.94        937       66    7.04
           Noninterest-bearing demand accounts                     1,673                            39
           Noninterest-bearing liabilities                           402                           192
                                                               ---------                     ---------
                Total liabilities                                 35,842                         1,168
           Equity                                                  7,463                         1,784
                                                               ---------                     ---------
                Total liabilities and equity                   $  43,305                     $   2,952
                                                               =========                     =========

           Net interest income; interest-rate spread(3)                    $ 1,036     1.75%             $  105   (0.18)%
           Net earning assets                                  $   6,674                     $   1,560
                                                               =========                     =========
           Net interest margin(4)                                                      2.56%                       4.22%
                                                                                       ====                        ====
           Average interest-earning assets
             to interest-bearing liabilities                        1.20x              2.66x
                                                               =========               =====

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


                                                             Year ended December 31,        Year ended December 31,
                                                                     2001 vs. 2000                2000 vs. 1999
                                                             --------------------------- --------------------------
                                                                   Increase                    Increase
                                                                  (decrease)                  (decrease)
                                                                    due to                      due to
                                                                    ------                      ------
                                                              Volume     Rate     Total    Volume     Rate    Total
                                                              ------     ----     -----    ------     ----    -----
                                                                 (Dollars in thousands)       (Dollars in thousands)
           Interest income attributable to:
              Loans                                           $ 2,003  $   (7)  $1,996    $    38  $     -  $    38
              Securities available for sale                       288      (2)     287         12        -       12
              Interest-bearing deposits and federal funds sold    298     (60)     238        117        -      117
              Federal Reserve Bank stock                           11       -       11          4        -        4
                                                              -------  ------   ------    -------  -------  -------
                Total interest-earning assets                 $ 3,199  $ (668)   2,532    $   171  $     -      171
                                                              =======  ======   ------    =======  =======  -------


           Interest expense attributable to:
              Demand deposits                                 $    52  $    -       52    $     1  $     -        1
              Savings accounts                                     90       -       90          1        -        1
              Money market accounts                               159      (7)     152         12        -       12
              Certificates of deposit                           1,289      (7)   1,282         26        -       26
              Other borrowings                                      6      19       25         26        -       26
                                                              -------  ------   ------    -------  -------  -------
                Total interest-bearing liabilities            $ 1,596  $    5    1,601    $    66  $     -       66
                                                              =======  ======   ------    =======  =======  -------

           Net interest income                                                  $  931                      $   105
                                                                                ======                      =======

    II.    SECURITIES PORTFOLIO

           A. The following is a schedule of the carrying value of securities at December 31.


                                                                                2001            2000
                                                                                ----            ----
                Securities available for sale (at fair value)
                  U.S. Government and federal agency                       $  11,091,030    $  1,045,415
                  Mortgage-backed securities                                   5,086,908               -
                                                                           -------------    ------------
                    Total                                                  $  16,177,938    $  1,045,415
                                                                           =============    ============

           B. The following is a schedule of maturities for each category of debt securities and the related weighted-average yield of such securities as of year-end 2001


                                                         Maturing         Maturing After One          Maturing
                                                         One Year            Year Through               After
                                                          or Less             Five Years             Five Years
                                                          -------             ----------             ----------
                                                    Amount       Yield     Amount       Yield       Amount      Yield
                                                    ------       -----     ------       -----       ------      -----
                Available for sale
                  U.S. Government and
                    federal agency                $      -         -%   $  10,588,868   5.19%   $    502,162    5.52%
                  Mortgage-backed securities             -         -                -      -       5,086,908    5.27

                Equity securities consist of Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.

           C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at year-end 2001.


    III.   LOAN PORTFOLIO

           A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:


                                                                    2001                  2000
                                                                    ----                  ----

                  Commercial                                  $   9,599,317         $   1,442,794
                  Commercial real estate                         11,574,950               887,330
                  Residential real estate                        24,041,743             1,212,018
                  Real estate construction                        1,313,401               550,000
                  Consumer                                        5,362,669               375,037
                                                              -------------         -------------
                                                                 51,892,080             4,467,179
                  Less:  Allowance for loan losses                 (385,923)              (36,125)
                         Net deferred loan fees                     (80,024)               (2,575)
                                                              -------------         -------------
                  Total                                       $  51,426,133         $   4,428,479
                                                              =============         =============

           B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2001:

                                                        --------------------------Maturing ------------------------
                                                           One Year      One Through     After Five
                                                            or Less      Five Years         Years          Total
           Fixed rate
           Commercial and commercial
             real estate                                $   1,864,030   $  2,149,361   $    857,144  $    4,870,535
           Real estate construction                            54,275              -              -          54,275
                                                        -------------   ------------   ------------  --------------

                Total                                   $   1,918,305   $  2,149,361   $    857,144  $    4,924,810
                                                        =============   ============   ============  ==============

           Variable rate
           Commercial and commercial
             Real estate                                $   4,984,555   $    749,513   $ 10,569,664  $   16,303,732
           Real estate construction                            94,380        378,767        785,979       1,259,126
                                                        -------------   ------------   ------------  --------------

                Total                                   $   5,078,935   $  1,128,280   $ 11,355,643  $   17,562,858
                                                        =============   ============   ============  ==============

           C.   Risk Elements

                1. Nonaccrual, Past Due and Restructured Loans - At December 31, 2001 and 2000 and for the years then ended, the Company had no nonaccrual, past due or restructured loans, nor were there any loans identified that management considered to be impaired.

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

                2. Potential Problem Loans - At year-end 2001, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

                3. Foreign Outstandings - There were no foreign outstandings during any period presented.

                4. Loan Concentrations - At year-end 2001, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in
                    Item III.A. above.

           D. Other Interest-Bearing Assets - At year-end 2001, there were no other interest-bearing assets required to be disclosed under
                Item III.C.1. or 2.


           IV.  SUMMARY OF LOAN LOSS EXPERIENCE

           A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the year ended December 31:


                                                                          2001             2000
                                                                          ----             ----

                Average loans outstanding during period                $   25,777,063   $   398,857
                                                                       ==============   ===========

                ALLOWANCE FOR LOAN LOSSES

                Balance at beginning of period                         $       36,125   $         -

                Loans charged off                                                   -             -
                Recoveries of loans previously charged off                          -             -
                                                                       --------------   -----------
                Net loans charged off                                               -             -
                Provision charged to operating expense                        349,798        36,125
                                                                       --------------   -----------

                Balance at end of period                               $      385,923   $    36,125
                                                                       ==============   ===========

                Ratio of net charge-offs to average loans
                  outstanding for period                                            -%            -%
                                                                       ==============   ===========

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


                                   --------------------Allocation of the Allowance for Loan Losses--------------------

                                                                    Percentage of                   Percentage of
                                                                    Loans in Each                   Loans in Each
                                                    Allowance        Category to        Allowance    Category to
                                                     Amount          Total Loans         Amount      Total Loans
                                                     ------          -----------         ------      -----------
                                                         December 31, 2001                December 31, 2000
                                                         -----------------                -----------------

                Commercial                       $    103,248           18.50%      $    12,985        32.32%
                Commercial real estate                145,603           22.31             7,984        19.87
                Residential real estate                86,750           46.33             6,350        27.09
                Real estate construction               16,522            2.53             4,948        12.32
                Consumer                               33,800           10.33             3,858         8.40
                                                 ------------      ----------       -----------    ---------
                    Total                        $    385,923          100.00%      $    36,125       100.00%
                                                 ============      ==========       ===========    =========


      V.   DEPOSITS

      A. The following is a schedule of average deposit amounts and average rates paid on each category for the year ended December 31.


                                                       Average      Average              Average       Average
                                                       Amounts       Rate                Amounts        Rate
                                                     Outstanding     Paid              Outstanding      Paid

           Noninterest-bearing demand            $    1,672,547        N/A           $     38,742        N/A
           Interest-bearing demand deposits           1,799,478       2.95%                42,218        2.47%
           Money market accounts                      4,780,918       3.43                202,194        5.81
           Savings accounts                           2,649,064       3.43                 12,382        2.51
           Certificates of deposit                   24,187,230       5.41                387,552        6.83
                                                 --------------                      ------------

                Total deposits                   $   35,089,237       4.61%          $    683,088        5.79%
                                                 ==============       ====           ============        ====

B.   Other categories - not applicable.

C.   Foreign deposits - not applicable.

      D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of year-end 2001.

                Three months or less                    $  2,230,903
                Over three through six months              2,322,528
                Over six through twelve months             2,499,217
                Over twelve months                         4,653,445
                                                        ------------

                   Total                                $ 11,706,093
                                                        ============

      E. Time deposits greater than $100,000 issued by foreign offices - not applicable.


    VI.    RETURN ON EQUITY AND ASSETS

           This information contained in the Ohio Legacy Corp Annual Report to Shareholders for the year ended December 31, 2001 (the "Annual Report"), which is filed as Exhibit 13 under the caption "Comparative Summary of Selected Financial Data" on page 22 is incorporated herein by reference


   VII.    SHORT-TERM BORROWINGS

           The following is certain information relative to notes payable. Ohio Legacy borrowed funds from shareholders for working capital until the completion of the public stock offering.


                                                                                            2001            2000
                                                                                            ----            ----
                Notes payable outstanding at period-end                                 $        -      $         -

                Weighted average interest rate at period-end                                   N/A              N/A

                Maximum outstanding at any month end during the year                    $        -      $   800,000

                Average amount outstanding                                              $        -      $   292,847

                Weighted average rate during the year                                          N/A             9.03%


ITEM 2 - PROPERTIES

The Bank leases and operates its main office at 305 West Liberty Street, Wooster, Ohio 44691 under a capital lease. The Bank also operates an additional branch and one other property as noted below under operating leases:

1. Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio 44735 (leased)
2. Millersburg Loan Origination Office, 212 North Washington Street, Millersburg, Ohio 44654 (leased)

On October 10, 2001, the Company agreed to lease a new banking center in Millersburg, Ohio from directors and shareholders of the Company. The term of the lease is for fifteen years beginning upon occupancy of the property which is expected to be in March 2002. Rent, based upon construction costs of $550,000, will be $87,000 annually for the first five years on this 4,000 square foot property. Annual rent increases to $96,000 for years six through ten and $105,000 for years eleven through fifteen. All contruction costs in excess of the $550,000 will be paid by the Company. The lease is expected to be accounted for as a capital lease.

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

No matter was submitted to a vote of the security holders in the fourth quarter of 2001.


PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the Annual Report filed as Exhibit 13 under the caption "Price Range of Common Stock and Dividends" on page 30 is incorporated herein by reference.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained in the Annual Report filed as Exhibit 13 under the caption "Management's Discussion and Analysis" on pages 23 through 28 is incorporated herein by reference.


ITEM 7 - FINANCIAL STATEMENTS

The Consolidated Financial Statements and the report of Crowe, Chizek and Company LLP dated February 19, 2002 appearing in the Annual Report on pages 3 through 21, which is filed as Exhibit 13, are incorporated herein by reference.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of Ohio Legacy Corp (the "Proxy Statement") under the captions "Election of Directors" on pages 1 through 6, "Executive Officers" on page 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 9 and 10 is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption "Executive Compensation" on pages 11 and 12 is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" on page 8 and "Stock Ownership of Management and Certain Beneficial Owners" on page 9 is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Transactions with Management and Others" on page 12 is incorporated herein by reference.

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

             10.3 Employment Agreement with Mr. Pettit (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1,
                                2000)

             10.4 Lease Agreement dated August 24, 1999 by and between Jack K. and Heidi M. Gant and Ohio Legacy Corp (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)

             10.5 Lease Agreement dated November 30, 1999 by and between Schoeppner Properties and Ohio Legacy Corp (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1,
                                2000)

             10.6               Employment Agreement with Mr. Boss

             10.7 Lease Agreement dated October 2001 by and between Shee-Bree's, L.L.C. and Ohio Legacy Corp

             11 Statement Regarding Computation of Per Share Earnings (incorporated by reference to page 21 of the Annual Report filed as Exhibit 13 to this Form 10-KSB)

             13                 2001 Annual Report to Shareholders

             20                 Proxy Statement for the 2002 Annual Meeting of
                                Shareholders

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

                                OHIO LEGACY CORP

                                By: /s/ L. Dwight Douce
                                -----------------------
                            L. Dwight Douce, President, Chief
                            Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted below.



/s/ L. Dwight Douce
-------------------------------
L. Dwight Douce, President, Chief
Executive Officer and Director

/s/ D. William Allen                                      /s/ William T. Baker
-------------------------------                           -----------------------------------
D. William Allen, Director                                William T. Baker, Director

/s/ Robert F. Belden                                      /s/ J. Edward Diamond
-------------------------------                           -----------------------------------
Robert F. Belden, Director                                J. Edward Diamond, Director

/s/ Scott J.Fitzpatrick                                   /s/ Randy G. Jones
-------------------------------                           -----------------------------------
Scott J. Fitzpatrick, Director                            Randy G. Jones, Director

/s/ Gregory A. Long                                       /s/ Benjamin M. Mast
-------------------------------                           -----------------------------------
Gregory A. Long, Director                                 Benjamin M. Mast, Director

/s/ Michael D. Meenan                                     /s/ Steven G. Pettit
-------------------------------                           -----------------------------------
Michael D. Meenan, Director                               Steven G. Pettit, Senior :Loan Officer,
                                                            President of Stark County Region and Director

/s/ Daniel H. Plumly                                      /s/ Thomas W. Schervish
-------------------------------                           -----------------------------------
Daniel H. Plumly, Director and Secretary                  Thomas W. Schervish, Director


                                        INDEX TO EXHIBITS
  EXHIBIT
  NUMBER                      DESCRIPTION OF DOCUMENT                                        REFERENCE
  ------                      -----------------------                                        ---------
      3.1            Articles of Incorporation of Ohio Legacy Corp            Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

      3.2            Code of Regulations of Ohio Legacy Corp                  Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

      4.1            Instruments defining the rights of holders               See Pages 1 through 9 of Exhibit  3.1 for
                                                                              provisions  defining  the  rights  of the
                                                                              holders of common shares

      4.2            Form of Ohio Legacy Corp common share certificate        Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

      4.3            Form of Organizer Stock Purchase Warrant                 Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

      4.4            Form of Public Stock Purchase Warrant                    Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

     10.1            Omnibus Stock Option, Stock Ownership and Long Term      Incorporated      by     reference     to
                     Incentive Plan                                           Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

     10.2            Employment Agreement with Mr. Douce                      Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

     10.3            Employment Agreement with Mr. Pettit                     Incorporated      by     reference     to
                                                                              Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

     10.4            Lease Agreement dated August 24, 1999 by and between     Incorporated      by     reference     to
                      Jack K. and Heidi M. Gant and Ohio Legacy Corp          Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

     10.5            Lease Agreement dated November 30, 1999 by and between   Incorporated      by     reference     to
                     Schoeppner Properties and Ohio Legacy Corp               Registrant's    Form   SB-2,   File   No.
                                                                                  333-38328, effective June 1, 2000

     10.6            Employment Agreement with Mr. Boss                       Filed  with  this  Annual  Report on Form
                                                                                   10-KSB as Exhibit 10.6

     10.7            Lease Agreement dated October 2001 by and between        Filed  with  this  Annual  Report on Form
                     Shee-Bree's, L.L.C. and Ohio Legacy Corp                      10-KSB as Exhibit 10.7


     11              Statement Regarding Computation of Per Share Earnings    Incorporated  by  reference to page 21 of
                                                                              the Annual  Report filed as Exhibit 13 to
                                                                              this Form 10-KSB

     13              2001 Annual Report to Shareholders                       Filed  with  this  Annual  Report on Form
                                                                                   10-KSB as Exhibit 13

     20              Proxy Statement for the 2002 Annual Meeting of           Filed  with  this  Annual  Report on Form
                     Shareholders                                                  10-KSB as Exhibit 20

     21              Subsidiaries of Ohio Legacy Corp                         Filed  with  this  Annual  Report on Form
                                                                                   10-KSB as Exhibit 21