Form 10QSB
period 2002-03-31
OHIO LEGACY CORP
filed 2002-05-15
CIK 1096654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 11, 2002, the latest practicable date, 965,500 shares of the issuers common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]



--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                               Page

Consolidated Balance Sheets.................................................  3

Consolidated Statement of Operations........................................  4

Consolidated Statements of Comprehensive Income (Loss)......................  5

Condensed Consolidated Statements of Changes in
         Shareholder's Equity...............................................  6

Condensed Consolidated Statements of Cash Flows.............................  7

Notes to the Consolidated Financial Statements..............................  8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 13


PART II - OTHER INFORMATION................................................. 17


SIGNATURES.................................................................. 19


--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                                  March 31,          December 31,
                                                                    2002                 2001
                                                                    ----                 ----
ASSETS
Cash and due from banks                                      $     3,448,795       $   2,102,438
Federal funds sold                                                 8,972,000           6,596,000
                                                             ---------------       -------------
     Cash and cash equivalents                                    12,420,795           8,698,438
Securities available for sale                                     25,806,843          16,177,938
Loans, net                                                        64,166,380          51,426,133
Federal Reserve Bank stock                                           221,300             221,300
Premises and equipment, net                                        2,187,144           1,592,977
Accrued interest receivable and other assets                         860,799             452,771
                                                             ---------------       -------------

     Total assets                                            $   105,663,261       $  78,569,557
                                                             ===============       =============

LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits
     Non-interest bearing                                    $     2,875,942       $   2,466,958
     Interest bearing demand                                       9,993,859           9,434,851
     Savings                                                      34,419,032          14,830,102
     Certificates of deposit                                      46,648,360          43,784,548
                                                             ---------------       -------------
         Total deposits                                           93,937,193          70,516,459
Capital lease obligation                                             993,498             541,130
Obligated mandatory redeemable capital securities of
  subsidiary trust                                                 3,429,000                   -
Other borrowed funds                                                 105,000                   -
Accrued interest payable and other liabilities                       626,058             595,618
                                                             ---------------       -------------
     Total liabilities                                            99,090,749          71,653,207

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  no shares issued and outstanding                                         -                   -
Common stock, no par value, 2,500,000 shares authorized,
     965,500 shares issued and outstanding at March 31, 2002
     and December 31, 2001                                         8,988,710           8,988,710
Accumulated deficit                                               (2,215,801)         (2,114,024)
Accumulated other comprehensive income (loss)                       (200,397)             41,664
                                                             ---------------       -------------
     Total shareholders' equity                                    6,572,512           6,916,350
                                                             ---------------       -------------

         Total liabilities and shareholders' equity          $   105,663,261       $  78,569,557
                                                             ===============       =============

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                         2002           2001
                                                                         ----           ----
Interest income
     Loans                                                          $  1,052,639    $    184,830
     Investment securities                                               264,807          21,393
     Interest-bearing deposit, federal funds sold and other               33,040         112,068
                                                                    ------------    ------------
         Total interest income                                         1,350,486         318,291

Interest expense
     Deposits                                                            812,008         133,554
     Other borrowings                                                     25,226               -
                                                                    ------------    ------------
         Total interest expense                                          837,234         133,554
                                                                    ------------    ------------

Net interest income                                                      513,252         184,737

Provision for loan losses                                                125,956          44,548
                                                                    ------------    ------------

Net interest income after provision for loan losses                      387,296         140,189

Noninterest income
     Service charges and other fees                                       56,558           7,150
     Other income                                                          1,781             813
                                                                    ------------    ------------
         Total other income                                               58,339           7,963

Noninterest expense
     Salaries and benefits                                               236,328         222,718
     Occupancy and equipment                                              97,678          64,782
     Professional fees                                                    46,838          27,513
     State franchise taxes                                                26,263          27,900
     Data processing                                                      52,116          35,003
     Stationery and supplies                                              24,553          14,668
     Marketing and advertising                                            15,868          28,454
     Other expenses                                                       47,770          45,571
                                                                    ------------    ------------
         Total noninterest expense                                       547,414         466,609
                                                                    ------------    ------------

Net loss                                                            $   (101,777)   $   (318,457)
                                                                    ============    ============

Basic earnings (loss) per share                                     $       (.11)   $      (.33)
                                                                    ============    ===========
Diluted earnings (loss) per share                                   $       (.11)   $      (.33)
                                                                    ============    ===========



--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                               2002           2001
                                                                               ----           ----

Net Loss                                                                  $   (101,777)  $    (318,457)

Other comprehensive income (loss)
     Unrealized gain/(loss) on available for sale securities
       arising during the period                                              (242,061)         (8,094)
     Reclassification adjustment for amounts realized on
       securities sales included in net income                                       -               -
                                                                          ------------    ------------

Comprehensive income (loss)                                               $   (348,838)   $   (326,551)
                                                                          ============    ============






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

                                OHIO LEGACY CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                     2002           2001
                                                     ----           ----

Balance at beginning of period                  $  6,916,350    $  7,999,727

Net loss                                            (101,777)       (318,457)

Change in unrealized gain/(loss) on
  securities available for sale                     (242,061)         (8,094)
                                                ------------    ------------

Balance at end of period                        $  6,572,512    $  7,673,176
                                                ============    ============


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                        2002              2001
                                                                        ----              ----

Net cash flows from operating activities
     Net loss                                                    $      (101,777)   $      (318,457)
     Adjustments to reconcile net loss to net cash from
       operating activities
         Depreciation                                                     40,325             17,337
         Securities amortization and accretion                            (7,402)            (9,642)
         Provision for loan loss                                         125,956             44,548
         Net change in:
             Accrued interest receivable and other assets               (408,028)           (75,766)
             Accrued expenses and other liabilities                       30,440           (239,628)
             Deferred loan fees                                            7,852              1,505
                                                                 ---------------    ---------------
         Net cash from operating activities                             (312,634)          (580,103)

Cash flows from investing activities
     Securities available for sale:
         Purchases                                                   (11,043,754)                 -
         Maturities/Calls                                              1,180,190            750,000
     Net change in loans                                             (12,874,055)        (8,272,428)
     Purchases of premises and equipment                                (181,492)          (101,738)
                                                                 ---------------    ---------------
         Net cash from investing activities                          (22,919,111)        (7,624,166)


Cash flows from financing activities
     Net change in deposits                                           23,420,734         11,644,445
     Repayment of capital lease obligation                                  (632)                 -
     Proceeds from issuance of subordinated debt                       3,429,000                  -
     Proceeds from note payable                                          105,000                  -
                                                                 ---------------    ---------------
         Net cash from financing activities                           26,954,102         11,644,445
                                                                 ---------------    ---------------


Increase in cash and cash equivalents                                  3,722,357          3,440,176
Cash and cash equivalents at beginning of period                       8,698,438          7,387,087
                                                                 ---------------    ---------------

Cash and cash equivalents at end of period                       $    12,420,795    $    10,827,263
                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                $       773,076    $        62,066
         Taxes                                                                 -                  -

     Noncash transaction

         Building acquired under capitalized lease obligation    $       453,000    $             -


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

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Ohio Legacy Corp ("the Corporation") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 2001, included in its 2001 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

The Corporation provides financial services through its full service offices in Wooster, Canton, and Millersburg, Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. The Bank commenced operations on October 3, 2000.

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

Earnings (loss) per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding for both basic and diluted earnings (loss) per share was 965,500 for the three months ended March 31, 2002 and 965,000 for the three months ended March 31, 2001. Stock warrants for 339,800 and 340,300 shares of common stock were not considered in computing diluted earnings (loss) per share for the three months ended March 31, 2002, and March 31, 2001, respectively, because they were not dilutive. Stock options for 86,500 shares were not considered in computing diluted earnings per share for the three months ended March 31, 2002, because they were not dilutive. No options had been granted as of March 31, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation adopted this Statement on January 1, 2002. The adoption of this Statement did not have an impact on the Corporation's financial statements, as it has no intangible assets.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                              8.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement is effective for the Corporation January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

NOTE 2 - SECURITIES

Securities available for sale at March 31, 2002 and December 31, 2001 were as follows.

                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
                                                         ----            -----           ------           -----
March 31, 2002
--------------
    U.S. Government and federal agency              $  13,500,319    $      53,823   $     (74,578)  $   13,479,564
    Mortgage backed securities                         12,506,921            1,389        (181,031)      12,327,279
                                                    -------------    -------------   -------------   --------------

    Total                                           $  26,007,240    $      55,212   $    (255,609)  $   25,806,843
                                                    =============    =============   =============   ==============

December 31, 2001
-----------------
    U.S. Government and federal agency              $  11,003,206    $     109,341   $     (21,517)  $   11,091,030
    Mortgage backed securities                          5,133,068            2,555         (48,715)       5,086,908
                                                    -------------    -------------   -------------   --------------

    Total                                           $  16,136,274    $     111,896   $     (70,232)  $   16,177,938
                                                    =============    =============   =============   ==============

Contractual maturities of debt securities at March 31, 2002 were as follows.

                                                     Amortized          Fair
                                                       Cost             Value
                                                       ----             -----
       Due in one to five years                    $  12,502,964   $  12,482,209
       Due in five to ten years                          997,355         997,355
                                                   -------------   -------------
                                                      13,500,319      13,479,564
       Mortgage backed securities                     12,506,921      12,327,279
                                                   -------------   -------------

                                                   $  26,007,240   $  25,806,843
                                                   =============   =============


No securities were sold during the three months ended March 31, 2002. One security in the amount of $10,000 was pledged to secure public funds at March 31, 2002 and December 31, 2001.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                              9.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at March 31, 2002 and December 31, 2001 were as follows.

                                                   March 31,          December 31,
                                                     2002                 2001
                                                     ----                 ----
     Commercial                                $   10,695,356         $   9,599,317
     Mortgage loans on real estate:
         1-4 and multifamily residential           30,503,277            24,041,743
         Nonresidential commercial                 14,706,985            11,574,950
         Construction                               2,978,368             1,313,401
     Consumer                                       5,882,149             5,362,669
                                              ---------------       ---------------
                                                   64,766,135            51,892,080
     Less:    Allowance for loan losses              (511,879)             (385,923)
              Net deferred loan fees                  (87,876)              (80,024)
                                              ---------------       ---------------

     Loans, net                               $    64,166,380       $    51,426,133
                                              ===============       ===============


Activity in the allowance for loan losses was as follows.

                                              Three Months Ended
                                                   March 31,
                                                   ---------
                                             2002           2001
                                             ----           ----

     Beginning balance                  $     385,923   $     36,125
     Provision for loan losses                125,956         44,548
     Loans charged-off                              -              -
     Recoveries                                     -              -
                                        -------------   ------------

     Ending balance                     $     511,879   $     80,673
                                        =============   ============

At March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001, the Corporation had no loans which were impaired, on nonaccrual status or past due more than 90 days and still accruing interest.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                             10.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES
OF SUBSIDIARY TRUST

In March 2002, the Corporation issued $3,429,000 of 8.25% fixed-rate Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary, which will mature March 31, 2022. The Corporation's capital securities may be redeemed by the Corporation, in whole, at the Corporation's option commencing March 31, 2007, at par. $3,100,000 was infused into the Bank as a capital contribution and as a result is included in the Bank's regulatory capital calculations as Tier 1 capital.

NOTE 5 - STOCK-BASED COMPENSATION

The Corporation's Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan. A total of 200,000 common shares are available for grants under the plan after the shareholders of Ohio Legacy Corp, at its Annual Meeting on April 25, 2002, authorized the addition of 100,000 shares to the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. On February 19, 2002, the Board authorized the grant of 86,500 options to employees and directors. Each nonemployee Director received 2,500 nonqualified options from the initial grant and 1,000 shares in an annual grant. The initial grant of 2,500 shares will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director received an annual grant of 1,000 nonqualified options, which will vest immediately. Employees were granted a total of 48,000 nonqualified stock options. The employee stock options will vest after three years. The exercise price for all of the options granted was $10.00 per share which was the fair market value of the underlying common stock on the date of the grant. All options expire ten years from the date of grant. In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.

The Corporation granted 147,300 warrants to the Board of Directors and organizers of the Corporation at the time of closing of the stock offering. The warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at the price of $10.00 per share and will expire ten years from the date of issuance. 49,100 warrants were exercisable at March 31, 2002 and December 31, 2001.





--------------------------------------------------------------------------------

                                   (Continued)
                                                                             10.

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - STOCK WARRANTS

As part of the Offering, the Corporation issued to shareholders one stock warrant for every five shares of stock purchased resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Corporation at any time after the first year of issuance at $0.10 per warrant. If called, each holder of a warrant must exercise the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. 500 warrants have been exercised since the Offering.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at March 31, 2002 and December 31, 2001. To comply with the Bank's legal lending limit, portions of the loans committed below may be sold to other financial institutions.

                                               March 31,      December 31,
                                                 2002             2001
                                                 ----             ----
     Commitments to make loans
         Variable rate                     $   11,386,000     $   9,232,000
         Fixed rate                             1,758,000         2,055,000
     Unused lines of credit                     6,282,000         6,266,000

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 6.88% to 8.50% at March 31, 2002 and 6.63% to 9.00% at December 31, 2001.



--------------------------------------------------------------------------------

                                   (Continued)
                                                                             12.

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at March 31, 2002 compared to December 31, 2001, and the consolidated results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

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


--------------------------------------------------------------------------------

                                   (Continued)
                                                                             13.

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

FINANCIAL CONDITION

At March 31, 2002, total assets were $105,663,261, compared to assets of $78,569,557 at December 31, 2001. The difference of $27,093,704 represents a 34.5% growth in assets over December 2001 levels. This increase was funded primarily by growth in deposits, which increased by $23,420,734 since December 31, 2001. At March 31, 2002, gross loans were $64,766,135 compared to $51,892,080 at December 31, 2001. The mix of total loans receivable at March 31, 2002, was $10,695,356, or 16.5%, in commercial loans, $48,188,630, or 74.4%, in mortgage loans on real estate, and $5,882,149, or 9.1%, in consumer loans to individuals compared to $9,599,317, or 18.5%, in commercial loans, $36,930,094, or 71.2%, in mortgage loans on real estate, and $5,362,669, or 10.3%, in consumer loans to individuals at December 31, 2001. Cash and cash equivalents amounted to $12,420,795 at March 31, 2002, compared to $8,698,438 at December 31, 2001. Management is maintaining high levels of cash and cash equivalents to fund loan commitments currently pending.

Premises and equipment, net, increased $594,167 from $1,592,977 at December 31, 2001 to $2,187,144 at March 31, 2002. The increase was due to the opening of a full service branch office facility located at 225 North Clay Street in Millersburg, Ohio in March 2002. The lease on the permanent facility has been recorded as a capital lease.

Total deposits at March 31, 2002, amounted to $93,937,193, compared to deposits of $70,516,459 at December 31, 2001. The difference of $23,420,734 represents a 33.2% growth in deposits over December 2001 levels. These funds were invested primarily in securities and loans receivable. The growth in deposits and in particular, savings accounts, was the result of the new branch opening in Millersburg and competitive pricing on savings accounts. Management anticipates the Bank will experience further growth in all deposit accounts during 2002 as the Corporation continues to attract new customers but at more moderate levels.

During the first quarter, the Corporation created Ohio Legacy Trust I for the sole purpose of issuing 8.25% trust preferred debt securities. The issue generated $3,429,000 of which $3,100,000 was infused into the Bank as a capital contribution and as a result is included in the Bank's regulatory capital calculations as Tier 1 capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The net loss for the three months ended March 31, 2002 decreased to $101,777, from $318,457 for the same period in 2001. The decreased loss was primarily a result of continued balance sheet growth over the prior period.

Consolidated net loss for the Corporation for the three months ended March 31, 2002 was $101,777, compared to a net loss of $318,457 for the three months ended March 31, 2001. Basic and diluted loss per common share for the three months ended March 31, 2002 was $0.11 per common share compared to $0.33 for the three months ended March 31, 2001. No dividends were paid during the three months ended March 31, 2002 or 2001.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                             14.

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Net interest income for the three months ended March 31, 2002 was $513,252, compared with $184,737 for the three months ended March 31, 2001. This increase was due primarily to growth in the Bank's assets, funded primarily by deposit growth. The average yield on interest-earning assets for the three months ended March 31, 2002 was 6.26%, which included an average rate of 1.64% on federal funds sold and other short-term investments, 5.19% on securities and 7.21% on loans receivable. The average rate paid on interest-bearing liabilities was 4.14%. The Bank has been very competitive in its deposit rate offerings which has contributed to the high level of deposit growth. The net interest margin was 2.38% for the three months ended March 31, 2002, compared to 4.40% for the three months ended March 31, 2001. The decrease in the net interest margin over the period resulted primarily from the fact that a higher percentage of interest-earning assets were funded by equity in first quarter of 2001 compared to the first quarter of 2002.

The provision for loan losses charged to operations was based on management's evaluation of portfolio risk and economic factors. The provision for loan losses was $125,956 for the three months ended March 31, 2002 as compared to $44,548 for the three months ended March 31, 2001. The allowance for loan losses totaled $511,879 at March 31, 2002 and $385,923 at December 31, 2001. No loans were charged-off during the three months ended March 31, 2002 or March 31, 2001. At March 31, 2002, and December 31, 2001, none of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. At March 31, 2002 and December 31, 2001, the allowance was 0.79% and 0.74% of total loans, respectively.

Management allocated approximately 26.4% of the allowance to commercial loans, 66.1% to mortgage loans on real estate, and 7.5% to consumer loans to individuals at March 31, 2002, leaving no unallocated amount. There were no nonperforming loans at March 31, 2002 or December 31, 2001. Management believes the allowance for loan losses at March 31, 2002 is adequate to absorb probable losses in the loan portfolio.

Total noninterest income was $58,339 for the three months ended March 31, 2002 as compared to $7,963 for the three months ending March 31, 2001. Noninterest income resulted primarily from overdraft fees and other service charges on deposit accounts. The increase was due to the increase in the number of accounts for the comparable periods.

Total noninterest expense increased 17.3% the three months ended March 31, 2002 as compared to the three months ending March 31, 2001. Salaries and employee benefits increased $13,610 to $236,328 in the first quarter of 2002, from $222,718 in the first quarter of 2001. Occupancy and equipment costs increased to $97,678 in the first quarter of 2002, which represents a $32,896 increase over the first quarter of 2001. This increase was due to the Wooster office moving into its permanent facilities during the 2nd quarter of 2001 and the opening the new full service facility in Millersburg during the 1st quarter of 2002. All the remaining noninterest expense categories increased a combined total of $34,299 due to increase overhead associated with the continued growth of the Corporation and the improvement in customer service in its market areas.

The income tax benefit from the net operating losses for the three months ended March 31, 2002 and 2001, has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset deferred tax assets. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Corporation, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from the losses can be carried forward for twenty years from the time of the loss before they expire. Accordingly, the Corporation's net operating loss carry forward for 2002 will expire in 2022 if they were to remain unused at that time.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                             15.

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow is available to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents increased $3,722,357, or 42.8%, to $12,420,795 at March 31, 2002 compared to $8,698,438 at December 31, 2001. Cash and equivalents represented 11.8% of total assets at March 31, 2002 and 11.1% of total assets at December 31, 2001. The Bank has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. As the Bank grows and deposits are used to fund loans, management anticipates liquidity ratios will decrease. Management believes its current liquidity level is sufficient to meet anticipated future growth, and management monitors its liquidity position on a regular basis.

CAPITAL RESOURCES

Total shareholders' equity was $6,572,512 at March 31, 2002, a decrease of $343,838 from $6,916,350 at December 31, 2001. The decrease was a result of a net loss of $101,777 in the first three months of 2002, and other comprehensive losses of $242,061.

Total risk-based capital is made up of Tier 1 Capital and Tier 2 Capital. Tier 1 capital is total shareholders' equity less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets).

The Bank meets all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 16.07% at March 31, 2002, while the Tier 1 risk-based capital ratio was 15.27%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Bank's leverage ratio, defined as Tier 1 capital divided by average assets, of 10.79% at March 31, 2002 exceeded the regulatory minimum for capital adequacy purposes of 4.0%. However, as a de novo or start-up institution, the Bank is required, under the terms of its approval order from the Office of the Comptroller of the Currency, to maintain a minimum ratio of its Tier 1 capital to average total assets of at least 8% during its first three years of operations. The Bank's regulatory capital ratios increased from December 31, 2001 due to the infusion of $3,100,000 from the Holding Company from the proceeds of the trust preferred debt securities.

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



--------------------------------------------------------------------------------

                                   (Continued)
                                                                             15.

                                OHIO LEGACY CORP
                           PART II - OTHER INFORMATION

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

--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


               10.5      Lease Agreement dated November 30, 1999 by and between
                         Schoeppner Properties and Ohio Legacy Corp (incorporated by reference to Registrant's Form SB-2, File No. 333-38328,
                         effective June 1, 2000)

               10.6      Employment Agreement with Mr. Boss (incorporated by
                         reference to the Registrant's December 31, 2001 Form 10-KSB filed April 1, 2002)

               10.7      Lease Agreement dated October 2001 by and between
                         Shee-Bree's, L.L.C. and Ohio Legacy Corp (incorporated by
                         reference to the Registrant's December 31, 2001 Form 10-KSB filed April 1, 2002)

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

                                OHIO LEGACY CORP
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OHIO LEGACY CORP

Dated: May 14, 2002                    By:  / S /  L. Dwight Douce
---------------------------            -----------------------------------------
                                       L. Dwight Douce, President, Chief
                                       Executive Officer and Director
                                       (acting as Principal Accounting Officer)










--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                INDEX TO EXHIBITS

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

           10.6       Employment Agreement with Mr. Boss (incorporated by reference to the
                      Registrant's  December 31, 2001 Form 10-KSB filed April 1, 2002)                N/A



--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------



          10.7        Lease Agreement dated October 2001 by and between Shee-Bree's, L.L.C.
                      and Ohio Legacy Corp (incorporated by reference to the Registrant's
                      December 31, 2001 Form 10-KSB filed April 1, 2002)                              N/A

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