Form 10QSB
period 2002-06-30
OHIO LEGACY CORP
filed 2002-08-14
CIK 1096654

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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


As of August 12, 2002, the latest practicable date, 965,500 shares of the issuers common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [   ]     No [ X ]

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

--------------------------------------------------------------------------------


PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                               Page

Consolidated Balance Sheets................................................   3

Consolidated Statements of Operations......................................   4

Consolidated Statements of Comprehensive Income (Loss).....................   5

Condensed Consolidated Statements of Changes in
         Shareholder's Equity..............................................   6

Condensed Consolidated Statements of Cash Flows............................   7

Notes to the Consolidated Financial Statements.............................   8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  14


PART II - OTHER INFORMATION................................................  20


SIGNATURES.................................................................  23




--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------



ITEM 1.  Financial Statements
         --------------------
                                                                           June 30,             December 31,
                                                                             2002                   2001
                                                                             ----                   ----
ASSETS
Cash and due from banks                                                $   4,157,580            $   2,102,438
Federal funds sold                                                         5,458,000                6,596,000
                                                                       -------------            -------------
     Cash and cash equivalents                                             9,615,580                8,698,438
Securities available for sale                                             35,846,931               16,177,938
Loans, net                                                                69,969,177               51,426,133
Federal Reserve Bank stock                                                   290,100                  221,300
Premises and equipment, net                                                2,287,519                1,592,977
Accrued interest receivable and other assets                                 855,763                  452,771
                                                                       -------------            -------------

     Total assets                                                      $ 118,865,070            $  78,569,557
                                                                       =============            =============

LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits
     Non-interest bearing                                              $   5,620,466            $   2,466,958
     Interest bearing demand                                               8,676,891                9,434,851
     Savings                                                              38,773,818               14,830,102
     Certificates of deposit                                              53,861,228               43,784,548
                                                                       -------------            -------------
         Total deposits                                                  106,932,403               70,516,459
Capital lease obligation                                                     986,468                  541,130
Obligated mandatorily redeemable capital securities of
  subsidiary trust                                                         3,325,000                     --
Other borrowed funds                                                         105,000                     --
Accrued interest payable and other liabilities                               575,180                  595,618
                                                                       -------------            -------------
     Total liabilities                                                   111,924,051               71,653,207

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  no shares issued and outstanding                                              --                       --
Common stock, no par value, 2,500,000 shares authorized,
     965,500 shares issued and outstanding                                 8,988,710                8,988,710
Accumulated deficit                                                       (2,279,684)              (2,114,024)
Accumulated other comprehensive income                                       231,993                   41,664
                                                                       -------------            -------------
     Total shareholders' equity                                            6,941,019                6,916,350
                                                                       -------------            -------------

         Total liabilities and shareholders' equity                    $ 118,865,070            $  78,569,557
                                                                       =============            =============


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                      Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                                            -------                                  -------
                                                   2002                 2001                2002               2001
                                                   ----                 ----                ----               ----
Interest income
     Loans                                     $ 1,259,810         $   379,683         $ 2,312,449         $   564,513
     Investment securities                         381,649              16,645             646,456              38,038
     Interest-bearing deposit
       and federal funds sold                       40,118             133,693              73,158             245,761
                                               -----------         -----------         -----------         -----------

         Total interest income                   1,681,577             530,021           3,032,063             848,312

Interest expense
     Deposits                                      934,415             326,637           1,746,423             460,191
     Other borrowings                              106,029               7,300             131,255               7,300
                                               -----------         -----------         -----------         -----------
         Total interest expense                  1,040,444             333,937           1,877,678             467,491
                                               -----------         -----------         -----------         -----------

Net interest income                                641,133             196,084           1,154,385             380,821

Provision for loan losses                          125,000              65,550             250,956             110,098
                                               -----------         -----------         -----------         -----------

Net interest income after
  provision for loan losses                        516,133             130,534             903,429             270,723

Noninterest income
     Service charges and other fees                 59,653              15,454             116,211              22,604
     Other income                                    2,042               3,992               3,823               4,805
                                               -----------         -----------         -----------         -----------
         Total other income                         61,695              19,446             120,034              27,409

Noninterest expense
     Salaries and benefits                         277,839             216,510             514,167             439,228
     Occupancy and equipment                       122,042              75,832             219,720             140,614
     Professional fees                              50,580              25,756              97,418              53,269
     State franchise taxes                          22,106              27,577              48,369              55,477
     Data processing                                58,572              37,500             110,688              72,503
     Stationery and supplies                        24,525              16,657              49,078              31,325
     Marketing and advertising                      21,980              17,684              37,848              46,138
     Other expenses                                 64,065              42,036             111,835              87,607
                                               -----------         -----------         -----------         -----------
         Total noninterest expense                 641,709             459,552           1,189,123             926,161
                                               -----------         -----------         -----------         -----------

Net loss                                       $   (63,883)        $  (309,572)        $  (165,660)        $  (628,029)
                                               ===========         ===========         ===========         ===========

Basic earnings (loss) per share                $     (0.07)              (0.32)        $     (0.17)        $     (0.65)
                                               ===========         ===========         ===========         ===========
Diluted earnings (loss) per share              $     (0.07)        $     (0.32)        $     (0.17)        $     (0.65)
                                               ===========         ===========         ===========         ===========


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                                     Three Months Ended                       Six Months Ended
                                                                          June 30,                                June 30,
                                                                          -------                                 -------
                                                                  2002               2001                 2002               2001
                                                                  ----               ----                 ----               ----

Net loss                                                    $   (63,883)        $  (309,572)        $  (165,660)        $  (628,029)

Other comprehensive income
     Unrealized gain on available for sale
       securities arising during the period                     432,390              10,766             190,329               2,672
     Reclassification adjustment for amounts
       realized on securities sales included in
       net income                                                  --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------

Comprehensive income (loss)                                 $   368,507         $  (298,806)        $    24,669         $  (625,357)
                                                            ===========         ===========         ===========         ===========




































--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30,
                                                                 --------                            --------
                                                           2002           2001                2002             2001
                                                           ----           ----                ----             ----

Balance at beginning of period                        $ 6,572,512      $ 7,673,176         $ 6,916,350      $ 7,999,727

Net loss                                                  (63,883)        (309,572)           (165,660)        (628,029)

Change in unrealized gain on
  securities available for sale                           432,390           10,766             190,329            2,672
                                                      -----------      -----------         -----------      -----------

Balance at end of period                              $ 6,941,019      $ 7,374,370         $ 6,941,019      $ 7,374,370
                                                      ===========      ===========         ===========      ===========


















--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     2002                      2001
                                                                                     ----                      ----

Net cash flows from operating activities
     Net loss                                                                 $    (165,660)           $    (628,029)
     Adjustments to reconcile net loss to net cash from
     operating activities
         Depreciation                                                                98,661                   44,535
         Securities amortization and accretion                                      (22,957)                 (13,429)
         Provision for loan losses                                                  250,956                  110,098
         Net change in:
             Accrued interest receivable and other assets                          (402,992)                (126,650)
             Accrued expenses and other liabilities                                 (20,438)                 186,221
             Deferred loan fees                                                      11,701                   39,197
                                                                              -------------            -------------
         Net cash from operating activities                                        (250,729)                (388,057)

Cash flows from investing activities Securities available for sale:
         Purchases                                                              (23,999,175)              (4,501,612)
         Maturities/calls                                                         4,543,468                1,050,000
     Sale (acquisition) of Federal Reserve Bank stock                               (68,800)                  32,900
     Net change in loans                                                        (18,805,701)             (19,592,977)
     Purchases of premises and equipment                                           (340,203)                (411,432)
                                                                              -------------            -------------
         Net cash from investing activities                                     (38,670,411)             (23,423,121)


Cash flows from financing activities
     Net change in deposits                                                      36,415,944               30,058,785
     Repayment of capital lease obligation                                           (7,662)                  (7,679)
     Proceeds from issuance of mandatorily redeemable capital
       securities of subsidiary trust                                             3,325,000                     --
     Proceeds from note payable                                                     105,000                     --
                                                                              -------------            -------------
         Net cash from financing activities                                      39,838,282               30,051,106
                                                                              -------------            -------------


Increase in cash and cash equivalents                                               917,142                6,239,928
Cash and cash equivalents at beginning of period                                  8,698,438                7,387,087
                                                                              -------------            -------------

Cash and cash equivalents at end of period                                    $   9,615,580            $  13,627,015
                                                                              =============            =============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                             $   1,879,263            $     254,485
         Taxes                                                                         --                       --

     Noncash transaction
         Obligation under capital lease                                             453,000                  550,000





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

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Ohio Legacy Corp ("OLC") and its wholly owned subsidiaries, Ohio Legacy Bank (the "Bank") and Ohio Legacy Trust I (the "Trust"), together referred to as "the Corporation". All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at June 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 2001, included in its 2001 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been recorded to offset the net deferred tax assets as the Corporation has not yet paid any income taxes which would be refundable if these temporary differences reversed.

Earnings (loss) per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding for both basic and diluted earnings (loss) per share was 965,500 for all periods presented. Stock warrants for 339,800 and 340,300 shares of common stock were not considered in computing diluted earnings
(loss) per share for the three and six months ended June 30, 2002, and June 30, 2001, respectively, because they were not dilutive. Stock options for 87,000 shares were not considered in computing diluted earnings per share for the three and six months ended June 30, 2002, because they were not dilutive. No options had been granted as of June 30, 2001.




--------------------------------------------------------------------------------
                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Corporation adopted this Statement on January 1, 2002. The adoption of this Statement did not have an impact on the Corporation's financial statements, as it has no intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Corporation currently has no activities within the scope of this standard.

The FASB also recently issued SFAS No. 145 and SFAS No. 146. SFAS No. 145 covers debt extinguishments and leases, and made some minor technical corrections. Gains and losses on extinguishments of debt, always treated as an extraordinary item under a previous standard, will no longer be considered extraordinary, except under very limited conditions. If a capital lease is modified to an operating, it will be treated as a sale-leaseback instead of a new lease. SFAS No. 146 covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces Emerging Issues Task Force (EITF) 94-3, and is to applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at date of commitment to an exit or disposal plan. The Corporation does not expect the adoption of these Standards to be material.


NOTE 2 - SECURITIES

Securities available for sale at June 30, 2002 and December 31, 2001 were as follows.

                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
                                                         ----            -----           ------           -----

June 30, 2002
-------------
    U.S. Government and federal agency notes        $  13,500,505    $     157,640   $        (861)  $   13,657,284
    Mortgage backed securities                         22,114,433          101,605         (26,391)      22,189,647
                                                    -------------    -------------   -------------   --------------

    Total                                           $  35,614,938    $     259,245   $     (27,252)  $   35,846,931
                                                    =============    =============   =============   ==============

December 31, 2001
-----------------
    U.S. Government and federal agency notes        $  11,003,206    $     109,341   $     (21,517)  $   11,091,030
    Mortgage backed securities                          5,133,068            2,555         (48,715)       5,086,908
                                                    -------------    -------------   -------------   --------------

    Total                                           $  16,136,274    $     111,896   $     (70,232)  $   16,177,938
                                                    =============    =============   =============   ==============










--------------------------------------------------------------------------------
                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities at June 30, 2002 were as follows.

                                                                       Amortized          Fair
                                                                         Cost             Value

U.S. Government and federal agency notes
       Due one to five years                                         $  12,503,060   $  12,650,805
       Due five to ten years                                               997,445       1,006,479
       Mortgage backed securities                                       22,114,433      22,189,647
                                                                     -------------   -------------

                                                                     $  35,614,938   $  35,846,931
                                                                     =============   =============


No securities were sold during the six months ended June 30, 2002.


NOTE 3 - LOANS

Loans at June 30, 2002 and December 31, 2001 were as follows.

                                                                                June 30,              December 31,
                                                                                  2002                    2001
                                                                                  ----                    ----

Commercial                                                                  $   8,923,554            $   9,599,317
Mortgage loans on real estate:
    1-4 family residential                                                     29,375,759               22,031,998
    Multifamily residential                                                     4,268,019                1,989,745
    Nonresidential commercial                                                  17,469,610               11,574,950
    Construction                                                                3,750,822                1,313,401
Consumer                                                                        6,908,271                5,362,669
                                                                            -------------            -------------
                                                                               70,696,035               51,892,080
Less:     Allowance for loan losses                                              (635,133)                (385,923)
          Net deferred loan fees                                                  (91,725)                 (80,024)
                                                                            -------------            -------------

Loans, net                                                                  $  69,969,177            $  51,426,133
                                                                            =============            =============

Activity in the allowance for loan losses was as follows.

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                                 --------                            --------
                                                          2002             2001                2002             2001
                                                          ----             ----                ----             ----

Beginning balance                                    $   511,879      $    80,673         $   385,923       $    36,125
Provision for loan losses                                125,000           65,550             250,956           110,098
Loans charged-off                                         (1,746)            --                (1,746)             --
Recoveries                                                  --               --                  --                --
                                                     -----------      -----------         -----------       -----------

Ending balance                                       $   635,133      $   146,223         $   635,133       $   146,223
                                                     ===========      ===========         ===========       ===========





--------------------------------------------------------------------------------
                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

At June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001, the Corporation had no loans which were impaired, on nonaccrual status or past due more than 90 days and still accruing interest.


NOTE 4 - OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES
  OF SUBSIDIARY TRUST

In March 2002, the Corporation issued $3,325,000 of 8.25% fixed-rate Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary, which will mature March 31, 2022. The Corporation's capital securities may be redeemed by the Corporation, at the Corporation's option, commencing March 31, 2007, at par. $3,100,000 was infused into the Bank as a capital contribution and result is included in the Bank's regulatory capital calculations as Tier 1 capital. Directors of the Corporation and their family members, purchased $2,675,000 of the total $3,325,000 issued. Costs associated with the issuance of the Obligated Mandatorily Redeemable Capital Securities, which totaled approximately $80,000, have been capitalized and are being amortized over the term of the Obligated Mandatorily Redeemable Capital Securities.


NOTE 5 - STOCK-BASED COMPENSATION

The Corporation's Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan. A total of 200,000 common shares are available for grants under the plan after the shareholders of Ohio Legacy Corp, at its Annual Meeting on April 15, 2002, authorized the addition of 100,000 shares in the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

The following types of awards may be granted under the plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. On February 19, 2002, the Board authorized the grant of 86,500 options to employees and directors. Each nonemployee Director received 2,500 nonqualified options from the initial grant and 1,000 shares in an annual grant. The initial grant of 2,500 shares will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director received an annual grant of 1,000 nonqualified options, which vested immediately. Employees were initially granted a total of 48,000 nonqualified stock options. Subsequent to the initial grant, 2,500 options were forfeited and an a grant of 3,000 options was authorized to a new employee. The employee stock options will vest after three years. The exercise price of the options granted was $10.00 per share, which was the fair market value of the underlying common stock on the date of the grants. All options expire ten years from the date of the grant. In the event of a change in control of the Corporation, outstanding options may become immediately exercisable in full at the discretion of the compensation committee. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.



--------------------------------------------------------------------------------
                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

--------------------------------------------------------------------------------

NOTE 5 - STOCK-BASED COMPENSATION (Continued)

The Corporation granted 147,300 warrants to the Board of Directors and organizers of the Corporation at the time of closing of the initial stock offering in October 2000. The warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at the price of $10.00 per share and will expire ten years from the date of issuance. 49,100 warrants were exercisable at June 30, 2002 and December 31, 2001.


NOTE 6 - STOCK WARRANTS

As part of the initial stock offering of the Corporation which closed in October 2000, the Corporation issued to shareholders one stock warrant for every five shares of stock purchased resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Corporation at $0.10 per warrant. If called, each holder of a warrant must exercise the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. 500 warrants have been exercised since the Offering.


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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at June 30, 2002 and December 31, 2001. To comply with the Bank's legal lending limit, portions of the loans committed below may be sold to other financial institutions.

                                                   June 30,       December 31,
                                                     2002             2001
                                                     ----             ----
     Commitments to make loans
         Variable rate                       $    5,664,000     $   9,232,000
         Fixed rate                               1,433,000         2,055,000
     Unused lines of credit                       8,618,000         6,266,000

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 5.75% to 8.00% at June 30, 2002 and 6.63% to 9.00% at December 31, 2001.



--------------------------------------------------------------------------------
                                   (Continued)

                          PART I. FINANCIAL INFORMATION
                                OHIO LEGACY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

--------------------------------------------------------------------------------


NOTE 8 - REGULATORY MATTERS

On June 18, 2002, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Under the agreement, the Bank is to adopt and implement certain plans, policies and strategies including a strategic and related staffing plan, management information systems and information security programs, and an independent, ongoing review system for the Bank's loan and lease portfolios. In addition, under the agreement, the Bank must maintain a Tier I capital level of at least 11% of risk-weighted assets and 8% of adjusted total assets. Within 90 days of the date of the agreement, the Bank must also develop a three-year capital program that must include a specific plan for maintaining capital at the specified levels, sources and types of additional capital considering growth projections, and contingency plans should primary sources of capital become unavailable. Under the agreement, until the Bank receives notice from the OCC that it has complied with the OCC-approved Strategic and Staffing Plan, and has received no supervisory objection to its Capital Plan, the Bank's asset growth cannot exceed 5% per calendar quarter.

Additionally, the Agreement prohibits the Board of Directors from declaring or paying any dividends unless the Bank is in compliance with (1) certain statutory requirements, its approved capital program, and the Tier I capital levels set forth in the Agreement, and (2) has notified the OCC. As a holding company without significant assets other than its ownership of the Bank, the Corporation's ability to meet its cash obligations is dependent upon the payment of dividends by the Bank.

The Bank is implementing actions to comply with the provisions of the Agreement. At June 30, 2002, the Bank had a ratio of Tier I capital to risk weighted assets of 13.65% and a ratio of Tier I capital to adjusted total assets of 8.67%.























--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------




Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at June 30, 2002 compared to December 31, 2001, and the consolidated results of operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

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




--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


FINANCIAL CONDITION

At June 30, 2002, total assets were $118,865,070, compared to assets of $78,569,557 at December 31, 2001. The difference of $40,295,513 represents a 51.3% growth in assets over December 2001 levels. This increase was funded by growth in deposits, which increased by $36,415,944 since December 31, 2001, and the issuance of $3,325,000 in trust preferred securities. At June 30, 2002, total gross loans receivable was $70,696,035, compared to gross loans receivable of $51,892,080 at December 31, 2001. The mix of total loans receivable at June 30, 2002, was $8,923,554, or 12.6%, in commercial loans, $54,864,210, or 77.6%, in mortgage loans on real estate, and $6,908,271, or 9.8%, in consumer loans to individuals compared to $9,599,317, or 18.5%, in commercial loans, $36,930,094, or 71.2%, in mortgage loans on real estate, and $5,362,669, or 10.3%, in consumer loans to individuals at December 31, 2001. Cash and cash equivalents amounted to $9,615,580 at June 30, 2002, compared to $8,698,438 at December 31, 2001. Management is maintaining high levels of cash and cash equivalents to fund loan commitments currently pending.

At June 30, 2002, securities available for sale were $35,846,931, or 30.2% of assets, compared to $16,177,938, or 20.6% of assets at December 31, 2001. Securities have increased as a result of cash inflows from deposits exceeding loan growth. The primary purpose of the securities portfolio is to provide for adequate liquidity to fund future loan demand and potential deposit outflow, while maintaining an acceptable rate of return. Secondary to that purpose is to provide a vehicle for managing interest rate risk. The securities portfolio is structured with staggered maturities, and is classified as available for sale, in order to provide management the necessary flexibility to achieve its objectives.

Premises and equipment, net, increased $694,542 from $1,592,977 at December 31, 2001 to $2,287,519 at June 30, 2002. The increase was due to the opening of a full service branch office facility located at 225 North Clay Street in Millersburg, Ohio in March 2002. The lease on the permanent facility has been recorded as a capital lease.

Total deposits at June 30, 2002, amounted to $106,932,403, compared to deposits of $70,516,459 at December 31, 2001. The difference of $36,415,944 represents a 51.6% growth in deposits over December 2001 levels. These funds were invested primarily in securities and loans receivable. The growth in deposits, and in particular savings accounts, was the result of the new branch opening in Millersburg and competitive pricing on savings accounts. Management anticipates the Bank will experience further growth in all deposit accounts during 2002 as the Corporation continues to attract new customers, but at more moderate levels.

During the first quarter, the Corporation created Ohio Legacy Trust I for the sole purpose of issuing 8.25% trust preferred debt securities. The issue generated $3,325,000 of which $3,100,000 was infused into the Bank as a capital contribution and as a result is included in the Bank's regulatory capital calculations as Tier 1 capital.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002

The Company has recorded steadily narrowing losses and has continued to approach profitability. To facilitate understanding of the Company's growth and activities during 2001 and year-to-date 2002, a comparison of selected financial information for each of the quarters of 2001 will be presented in addition to comparisons of the first half of 2002 and 2001.


--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The net loss for the six months ended June 30, 2002 decreased to $165,660 from $628,029 for the same period in 2001. The decreased loss was primarily a result of continued growth in net interest income as the Bank's interest-earning asset base has grown, funded by increases in deposits. Basic and diluted loss per common share for the six months ended June 30, 2002 was $0.17 per common share compared to $0.65 for the six months ended June 30, 2001.

The Company's net loss for the second quarter of 2002 was $63,883, down 37.2% from a loss of $101,777 in the first quarter of 2002, which was down 52.9% from the $216,114 loss in the fourth quarter of 2001. This compares with quarterly net loss of $277,050 in the third quarter of 2001, $309,572 in the second quarter of 2001, and $318,457 in the first quarter of 2001.

No dividends were paid during the six months ended June 30, 2002 or 2001.

Net interest income for the six months ended June 30, 2002 was $1,154,385 compared with $380,821 for the six months ended June 30, 2001. This increase was due primarily to growth in the Bank's net loans and investment securities, both funded by deposit growth. The average yield on interest-earning assets for the six months ended June 30, 2002 was 6.29%, compared to 7.00% for the six months ended June 30, 2001. The decline in yield is a result of the decline in market interest rates that occurred throughout 2001. The 2002 yield was made up of an average yield of 1.66% on federal funds sold and other short-term investments, 5.16% on securities and 7.32% on loans receivable. The average rate paid on interest-bearing liabilities was 4.12%. The net interest margin was 2.39% for the six months ended June 30, 2002, compared to 3.20% for the six months ended June 30, 2001. The decrease in the net interest margin resulted from a higher percentage of interest-earning assets being funded by equity in first half of 2001 compared to the first half of 2002, and due to the decrease in the yield earned on interest-earnings assets.

The provision for loan losses charged to operations was based on management's evaluation of portfolio risk and economic factors. Due to the short length of time that the Bank has been in existence, it does not have historical data on its own loan portfolio to utilize in determining the appropriate provision for loan losses. As a result and until the Bank has sufficient historical data from its own loan portfolio, management will utilize peer information and current economic trends to evaluate the appropriate provision for loan losses for the period. The provision for loan losses was $250,956 for the six months ended June 30, 2002 as compared to $110,098 for the six months ended June 30, 2001. The allowance for loan losses totaled $635,133 at June 30, 2002 and $385,923 at December 31, 2001. One loan was charged-off during the six months ended June 30, 2002 while no loans were charged off during the six months ended June 30, 2001. At June 30, 2002 and December 31, 2001, none of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. At June 30, 2002 and December 31, 2001, the allowance was .90% and ..74% of total loans, respectively.

Management allocated approximately 27.8% of the allowance to commercial loans, 65.7% to mortgage loans on real estate, and 6.5% to consumer loans to individuals at June 30, 2002, leaving no unallocated amount. There were no nonperforming loans at June 30, 2002 or December 31, 2001. Management believes the allowance for loan losses at June 30, 2002 is adequate to absorb probable losses in the loan portfolio.

Total noninterest income was $120,034 for the six months ended June 30, 2002 as compared to $27,409 for the six months ending June 30, 2001. Noninterest income resulted primarily from overdraft fees and other service charges on deposit accounts.




--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total noninterest expense increased 28.4% for the six months ended June 30, 2002 as compared to the six months ending June 30, 2001. Salaries and employee benefits increased $74,939 to $514,167 in the first half of 2002, from $439,228 in the first half of 2001. Occupancy and equipment costs increased to $219,720 in the first half of 2002, which represents a $79,106 increase over the first half of 2001. This increase was due to the Wooster office moving into its permanent facilities during the second quarter of 2001 and the opening the new full service facility in Millersburg during the first quarter of 2002. All the remaining noninterest expense categories increased a combined total of $108,917 due to increases in overhead associated with the continued growth in the Bank's customer base coupled with improvements in customer service levels in its market areas.

On June 18, 2002, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Under the agreement, the Bank is to adopt and implement certain plans, policies and strategies including a strategic and related staffing plan, management information systems and information security programs, and an independent, ongoing review system for the Bank's loan and lease portfolios. Management recognizes the importance of complying with the above mentioned agreement. As management's focus turns towards internal matters such as internal controls and implementing additional policies and procedures, growth may slow. Additionally, it is probable that noninterest expense will increase due to professional fees and addition of personnel to assist with this matter.

The income tax benefit from the net operating losses for the six months ended June 30, 2002 and June 30, 2001 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset deferred tax assets. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Corporation, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from losses can be carried forward for twenty years from the time of the loss before they expire. Accordingly, the Corporation's net operating loss carry forward for 2002 will expire in 2022, if it were to remain unused at that time.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002

The net loss for the three months ended June 30, 2002 decreased to $63,883 from $309,572 for the same period in 2001. The decreased loss was primarily a result of continued growth in net interest income as the Bank's interest-earning asset base has grown, funded by increases in deposits. Net interest income for the three months ended June 30, 2002 increased to $641,133 from $196,084. Basic and diluted loss per common share for the three months ended June 30, 2002 was $0.07 per common share compared to $0.32 for the three months ended June 30, 2001.

The increase in net interest income was assisted by an increase in noninterest income and partially offset by an increase in noninterest expense. Total noninterest income increased from $19,446 for the three months ended June 30, 2001 to $61,695 for the three months ended June 30, 2002. The increase was due to higher volume of deposit customers and the related fees associated with those accounts. Total noninterest expense increased to $641,709 from $459,552 in the same period in 2001. This increase was due to the increase in salaries and occupancy expense primarily related to the opening of the Millersburg facility.

The provision for loan losses was $125,000 for the three months ended June 30, 2002 as compared to $65,550 for the three months ended June 30, 2001. The increase in the provision for loan losses over the prior period was primarily related to loan growth during the comparable periods. One loan was charged-off during the three months ended June 30, 2002 while no loans were charged off during the three months ended June 30, 2001.


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

Cash and cash equivalents increased $917,142, or 10.5%, to $9,615,580 at June 30, 2002 compared to $8,698,438 at December 31, 2001. Cash and equivalents represented 8.1% of total assets at June 30, 2002 and 11.1% of total assets at December 31, 2001. The Bank has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. As the Bank grows and deposits are used to fund loans, management anticipates liquidity will further decrease. Management believes its current liquidity level is sufficient to meet anticipated future growth, and management monitors its liquidity position on a regular basis.

CAPITAL RESOURCES

Total shareholders' equity was $6,941,019 at June 30, 2002, an increase of $24,669 from $6,916,350 at December 31, 2001. The increase was a result of other comprehensive income of $190,329 in the first six months of 2002, offset by a net loss of $165,660.

Total risk-based capital is made up of Tier 1 Capital and Tier 2 Capital. Tier 1 capital is total shareholders' equity less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets).

The Bank meets all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.53% at June 30, 2002, while the Tier 1 risk-based capital and leverage ratios were 13.65% and 8.67%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital and a leverage ratio of 4.0%. However, as part of the supervisory agreement between the Bank and the OCC, the Bank must maintain a Tier I capital level of at least 11% of risk-weighted assets and 8% of adjusted total assets. Additionally, within 90 days of the date of the agreement, the Bank must also develop a three-year capital program that must include a specific plan for maintaining capital at the specified levels, sources and types of additional capital considering growth projections, and contingency plans should primary sources of capital become unavailable. Under the agreement, until the Bank receives notice from the OCC that it has complied with the OCC-approved Strategic and Staffing Plan, and has received no supervisory objection to its Capital Plan, the Bank's asset growth cannot exceed 5% per calendar quarter.





--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Additionally, the Agreement prohibits the Board of Directors from declaring or paying any dividends unless the Bank is in compliance with (1) certain statutory requirements, its approved capital program, and the Tier I capital levels set forth in the Agreement, and (2) has notified the OCC. As a holding company without significant assets other than its ownership of the Bank, the Corporation's ability to meet its cash obligations is dependent upon the payment of dividends by the Bank.


































--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:

               On April 24, 2002, the Corporation held the Annual Meeting of Shareholders at which the following was voted on:

               Shareholders voted upon the election of four (4) Class II directors to serve until the 2005 annual meeting and until their successors are elected and qualified. The results of voting on these matters were as follows:

                      Nominee               Votes for         Votes against
                      -------               ---------         -------------

                  Benjamin M. Mast           678,221                -
                  Robert F. Belden           678,221                -
                  Gregory A. Long            678,221                -
                  Thomas W. Schervish        678,221                -

               The following are directors who were not up for election at the meeting and whose terms of office continued after the meeting:

                  William T. Baker
                  D. William Allen
                  Scott J. Fitzpatrick
                  Randy G. Jones
                  Michael D. Meenan
                  Steven G. Pettit
                  J. Edward Diamond
                  L. Dwight Douce
                  Daniel H. Plumly

               Shareholders voted upon an amendment to the Corporation's Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan to increase the number of authorized shares under the plan eligible for issuance to employees and non-employee directors by 100,000 shares. The results of the voting on this matter was as follows:

                   For               648,121
                   Against            13,500
                   Abstain             2,200





--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

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





--------------------------------------------------------------------------------

                                                                            21.

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

                 10.7 Lease Agreement dated October 2001 by and between Shee-Bree's, L.L.C. and Ohio Legacy Corp. (incorporated by reference to the Registrant's December 31, 2001 Form 10-KSB filed April 1, 2002.

                 11 Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Operations on page 4 and Note 1 of Notes to the Consolidated Financial Statements on page 8, hereof)

                 99.1 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                                OHIO LEGACY CORP

Dated:  August 14, 2002             By:   / s /  L. Dwight Douce
-----------------------             -------------------------------------------
                                    L. Dwight Douce, President, Chief
                                    Executive Officer and Director
                                    (acting as Principal Accounting Officer)



























--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                  EXHIBIT INDEX

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

             10.6           Employment Agreement with Mr. Boss
                            (incorporated by reference to the Registrant's
                            December 31, 2001 Form 10-KSB filed April 1,
                            2002)                                                          N/A





-------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                  EXHIBIT INDEX

--------------------------------------------------------------------------------


             10.7           Lease Agreement dated October 2001 by and
                            between Shee-Bree's, L.L.C. and Ohio Legacy
                            Corp. (incorporated by reference to the
                            Registrant's December 31, 2001 Form 10-KSB
                            filed April 1, 2002.                                           N/A

              11            Statement Regarding Computation of Per Share
                            Earnings (reference is hereby made to
                            Consolidated Statements of Operations on page 4
                            and Note 1 of Notes to the Consolidated
                            Financial Statements on page 8, hereof)                        N/A

              99.1          Certification Pursuant To 18 U.S.C. Section
                            1350 As Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.                                    N/A


















-------------------------------------------------------------------------------