Form 10QSB
period 2002-09-30
OHIO LEGACY CORP
filed 2002-11-15
CIK 1096654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of November 8, 2002, the latest practicable date, 965,700 shares of the issuers common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]



--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                               Page

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Operations.......................................  4

Consolidated Statements of Comprehensive Income (Loss)......................  5

Condensed Consolidated Statements of Changes in
         Shareholder's Equity...............................................  6

Condensed Consolidated Statements of Cash Flows.............................  7

Notes to the Consolidated Financial Statements..............................  8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 14

ITEM 3 - Controls and Procedures............................................ 20


PART II - OTHER INFORMATION................................................. 21

SIGNATURES.................................................................. 23

CERTIFICATIONS.............................................................. 24



--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                                 September 30,        December 31,
                                                                     2002                 2001
                                                                     ----                 ----

ASSETS
Cash and due from banks                                       $     4,833,537       $   2,102,438
Federal funds sold                                                  4,983,000           6,596,000
                                                              ---------------       -------------
     Cash and cash equivalents                                      9,816,537           8,698,438
Securities available for sale                                      30,749,918          16,177,938
Loans, net                                                         74,770,115          51,426,133
Federal Reserve Bank stock                                            290,100             221,300
Premises and equipment, net                                         2,231,129           1,592,977
Accrued interest receivable and other assets                          892,689             452,771
                                                              ---------------       -------------

     Total assets                                             $   118,750,488       $  78,569,557
                                                              ===============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                     $     3,881,687       $   2,466,958
     Interest bearing demand                                        5,822,655           4,720,185
     Savings                                                       38,208,397          19,544,768
     Certificates of deposit                                       58,188,250          43,784,548
                                                              ---------------       -------------
         Total deposits                                           106,100,989          70,516,459
Capital lease obligation                                              984,981             541,130
Obligated mandatorily redeemable capital securities of
  subsidiary trust                                                  3,325,000                   -
Other borrowed funds                                                  105,000                   -
Accrued interest payable and other liabilities                        847,704             595,618
                                                              ---------------       -------------
     Total liabilities                                            111,363,674          71,653,207

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  no shares issued and outstanding                                          -                   -
Common stock, no par value, 2,500,000 shares authorized,
  965,500 shares issued and outstanding                             8,988,710           8,988,710
Accumulated deficit                                                (2,235,335)         (2,114,024)
Accumulated other comprehensive income                                633,439              41,664
                                                              ---------------       -------------
     Total shareholders' equity                                     7,386,814           6,916,350
                                                              ---------------       -------------

         Total liabilities and shareholders' equity           $   118,750,488       $  78,569,557
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

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                      ------------                  ------------
                                                  2002           2001            2002           2001
                                                  ----           ----            ----           ----
Interest income
     Loans                                   $   1,316,349   $    632,256   $  3,628,798    $  1,196,769
     Securities                                    402,154        102,297      1,048,610         140,335
     Interest-bearing deposits,
       federal funds sold and other                 21,854         82,575         95,012         328,336
                                             -------------   ------------   ------------    ------------
         Total interest income                   1,740,357        817,128      4,772,420       1,665,440

Interest expense
     Deposits                                      869,325        504,319      2,615,748         964,510
     Other borrowings                              112,242         21,885        243,497          29,185
                                             -------------   ------------   ------------    ------------
         Total interest expense                    981,567        526,204      2,859,245         993,695
                                             -------------   ------------   ------------    ------------

Net interest income                                758,790        290,924      1,913,175         671,745

Provision for loan losses                          104,000        105,000        354,956         215,098
                                             -------------   ------------   ------------    ------------

Net interest income after
  provision for loan losses                        654,790        185,924      1,558,219         456,647

Noninterest income
     Service charges and other fees                 64,862         31,654        181,073          54,258
     Other income                                    2,410            880          6,233           5,685
                                             -------------   ------------   ------------    ------------
         Total other income                         67,272         32,534        187,306          59,943

Noninterest expense
     Salaries and benefits                         306,395        216,886        820,562         656,114
     Occupancy and equipment                       126,905         92,680        346,625         233,294
     Professional fees                              81,971         44,448        179,389          97,717
     State franchise taxes                          20,027         28,086         68,396          83,563
     Data processing                                57,867         38,357        168,555         110,860
     Stationery and supplies                        17,706         18,760         66,784          50,085
     Marketing and advertising                      15,307         18,066         53,155          64,204
     Other expenses                                 51,535         38,225        163,370         125,832
                                             -------------   ------------   ------------    ------------
         Total noninterest expense                 677,713        495,508      1,866,836       1,421,669
                                             -------------   ------------   ------------    ------------

Net income (loss)                            $      44,349   $   (277,050)  $   (121,311)   $   (905,079)
                                             =============   ============   ============    ============

Basic earnings (loss) per share              $        0.05          (0.29)  $      (0.13)   $     (0.94)
                                             =============   ============   ============    ============
Diluted earnings (loss) per share            $        0.05   $      (0.29)  $      (0.13)   $     (0.94)
                                             =============   ============   ============    ============



--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                          ------------                  ------------
                                                      2002           2001            2002           2001
                                                      ----           ----            ----           ----
Net income (loss)                                $      44,349   $   (277,050)  $   (121,311)   $   (905,079)

Other comprehensive income
     Unrealized gain on available for sale
       securities arising during the period            401,446        165,091        591,775         167,763
                                                 -------------   ------------   ------------    ------------

Comprehensive income (loss)                      $     445,795   $   (111,959)  $    470,464    $   (737,316)
                                                 =============   ============   ============    ============




--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                         -------------                 -------------
                                                     2002           2001            2002           2001
                                                     ----           ----            ----           ----
Balance at beginning of period                  $   6,941,019   $  7,374,370   $  6,916,350    $  7,999,727

Proceeds from exercise of stock warrants
  (500 shares)                                              -          5,000              -           5,000

Net income (loss)                                      44,349       (277,050)      (121,311)       (905,079)

Change in unrealized gain on
  securities available for sale                       401,446        165,091        591,775         167,763
                                                -------------   ------------   ------------    ------------

Balance at end of period                        $   7,386,814   $  7,267,411   $  7,386,814    $  7,267,411
                                                =============   ============   ============    ============










--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             2002              2001
                                                                             ----              ----
Net cash flows from operating activities
     Net loss                                                         $      (121,311)   $      (905,079)
     Adjustments to reconcile net loss to net cash from
       operating activities
         Depreciation                                                         158,188             81,888
         Securities amortization and accretion                                (51,848)           (13,348)
         Provision for loan losses                                            354,956            215,098
         Net change in:
             Accrued interest receivable and other assets                    (439,918)          (225,149)
             Accrued interest payable and other liabilities                   252,086             34,993
             Deferred loan fees                                                18,899             77,037
                                                                      ---------------    ---------------
         Net cash from operating activities                                   171,052           (734,560)

Cash flows from investing activities
     Securities available for sale:
         Purchases                                                        (23,407,400)        (9,501,924)
         Maturities/calls                                                   9,479,043          1,050,000
     Sale (acquisition) of Federal Reserve Bank stock                         (68,800)            51,700
     Net change in loans                                                  (23,717,837)       (33,015,194)
     Purchases of premises and equipment                                     (343,340)          (466,677)
                                                                      ---------------    ---------------
         Net cash from investing activities                               (38,058,334)       (41,882,095)

Cash flows from financing activities
     Net change in deposits                                                35,584,530         43,928,927
     Repayment of capital lease obligation                                     (9,149)            (8,262)
     Proceeds from exercise of stock warrants                                       -              5,000
     Proceeds from issuance of mandatorily redeemable capital
       securities of subsidiary trust                                       3,325,000                  -
     Proceeds from note payable                                               105,000                  -
                                                                      ---------------    ---------------
         Net cash from financing activities                                39,005,381         43,925,665
                                                                      ---------------    ---------------

Increase in cash and cash equivalents                                       1,118,099          1,309,010
Cash and cash equivalents at beginning of period                            8,698,438          7,387,087
                                                                      ---------------    ---------------

Cash and cash equivalents at end of period                            $     9,816,537    $     8,696,097
                                                                      ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                     $     2,792,059    $       648,653
         Taxes                                                                      -                  -

     Noncash transaction
         Obligation under capital lease                                       453,000            550,000





--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Ohio Legacy Corp ("OLC") and its wholly-owned subsidiaries, Ohio Legacy Bank (the "Bank") and Ohio Legacy Trust I (the "Trust"), together referred to as "the Corporation". All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 2001, included in its 2001 annual report. Reference is made to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-QSB.

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

EARNINGS PER COMMON SHARE: Earnings (loss) per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding for both basic and diluted earnings (loss) per share was 965,500 for both the three and nine-month periods in 2002 and was 965,107 and 965,037, respectively for the three and nine-month periods in 2001. Stock warrants for 339,800 and 340,300 shares of common stock were not considered in computing diluted earnings (loss) per share for the three and nine months ended September 30, 2002, and September 30, 2001, respectively, because they were not dilutive. Stock options for 87,000 shares were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2002, because they were not dilutive. No options had been granted as of September 30, 2001.

RECLASSIFICATIONS: Some items in the prior year financial statements were reclassified to conform to the current presentation.


--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Corporation adopted this Statement on January 1, 2002. The adoption of this Statement did not impact the Corporation's financial statements, as it has no intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation was not material, as the Corporation does not have any unidentified intangible assets.



--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities available for sale at September 30, 2002 and December 31, 2001 were as follows.

                                                                         Gross            Gross
                                                         Fair         Unrealized       Unrealized
                                                         Value           Gains           Losses
                                                         -----           -----           ------
SEPTEMBER 30, 2002
    U.S. Government and federal agency notes        $   9,741,320    $     241,253   $           -
    Mortgage backed securities                         21,008,598          392,186               -
                                                    -------------    -------------   -------------

    Total                                           $  30,749,918    $     633,439   $           -
                                                    =============    =============   =============

DECEMBER 31, 2001
    U.S. Government and federal agency notes        $  11,091,030    $     109,341   $     (21,517)
    Mortgage backed securities                          5,086,908            2,555         (48,715)
                                                    -------------    -------------   -------------

    Total                                           $  16,177,938    $     111,896   $     (70,232)
                                                    =============    =============   =============


Contractual maturities of debt securities at September 30, 2002 were as follows.

                                                                         Fair
                                                                         Value
                                                                         -----
U.S. Government and federal agency notes
       Due one to five years                                         $   9,741,320
       Mortgage backed securities                                       21,008,598
                                                                     -------------

                                                                     $  30,749,918


No securities were sold during the three or nine months ended September 30, 2002 and 2001.



--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at September 30, 2002 and December 31, 2001 were as follows.

                                                           September 30,        December 31,
                                                                2002                2001
                                                                ----                ----
     Commercial                                           $    10,322,767    $      9,599,317
     Mortgage loans on real estate:
         1-4 family residential                                29,964,956          22,051,998
         Multifamily residential                                5,701,845           1,989,745
         Nonresidential commercial                             18,262,076          11,574,950
         Construction                                           3,985,357           1,313,401
     Consumer                                                   7,371,170           5,362,669
                                                          ---------------    ----------------
                                                               75,608,171          51,892,080
     Less:    Allowance for loan losses                          (739,133)           (385,923)
              Net deferred loan fees                              (98,923)            (80,024)
                                                          ---------------    ----------------

     Loans, net                                           $    74,770,115    $     51,426,133
                                                          ===============    ================


Activity in the allowance for loan losses was as follows.

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                               -------------                 -------------
                                           2002           2001            2002           2001
                                           ----           ----            ----           ----

     Beginning balance                $     635,133   $    146,223   $    385,923    $     36,125
     Provision for loan losses              104,000        105,000        354,956         215,098
     Loans charged-off                            -              -         (1,746)              -
     Recoveries                                   -              -              -               -
                                      -------------   ------------   ------------    ------------

     Ending balance                   $     739,133   $    251,223   $    739,133    $    251,223
                                      =============   ============   ============    ============


At September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001, the Corporation had no loans which were impaired, on nonaccrual status or past due more than 90 days and still accruing interest.

NOTE 4 - OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

In March 2002, the Corporation issued $3,325,000 of 8.25% fixed-rate Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary, which will mature March 31, 2022. These securities may be redeemed by the Corporation at its option, at par, starting March 31, 2007. $3,100,000 was infused into the Bank as a capital contribution and the result is included in the Bank's regulatory capital calculations as Tier 1 capital. Directors of the Corporation and their family members, purchased $2,675,000 of the total $3,325,000 issued. Costs associated with the issuance of the Obligated Mandatorily Redeemable Capital Securities, which totaled approximately $80,000, have been capitalized and are being amortized over the term of the Obligated Mandatorily Redeemable Capital Securities.



--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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

The Corporation granted 147,300 warrants to the Board of Directors and organizers of the Corporation at the time of closing of the initial stock offering in October 2000. The warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at the price of $10.00 per share and will expire ten years from the date of issuance. 49,100 warrants were exercisable at September 30, 2002 and December 31, 2001.

NOTE 6 - STOCK WARRANTS

As part of the initial stock offering of the Corporation which closed in October 2000, the Corporation issued to shareholders one stock warrant for every five shares of stock purchased resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Corporation at $0.10 per warrant. If called, each holder of a warrant must exercise the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. 500 warrants have been exercised through September 30, 2002.


--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at September 30, 2002 and December 31, 2001. To comply with the Bank's legal lending limit, portions of the loans committed below may be sold to other financial institutions.

                                                September 30,    December 31,
                                                    2002             2001
                                                    ----             ----
     Commitments to make loans
         Variable rate                        $    6,532,000     $   9,232,000
         Fixed rate                                1,703,600         2,055,000
     Unused lines of credit                        8,185,969         6,266,000


Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 4.75% to 8.00% at September 30, 2002 and 6.63% to 9.00% at December 31, 2001.

NOTE 8 - REGULATORY MATTERS

On June 18, 2002, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Under the agreement, the Bank is to adopt and implement certain plans, policies and strategies including a strategic and related staffing plan, management information systems and information security programs, and an independent, ongoing review system for the Bank's loan and lease portfolios. In addition, under the agreement, the Bank must maintain a Tier I capital level of at least 11% of risk-weighted assets and 8% of adjusted total assets. The Bank has submitted a three-year capital program that includes a specific plan for maintaining capital at the specified levels, sources and types of additional capital considering growth projections, and contingency plans should primary sources of capital become unavailable. The Bank also has submitted a three-year strategic plan to the OCC. Under the agreement, until the Bank receives notice from the OCC that it has complied with the OCC-approved strategic and staffing plan, and has received no supervisory objection to its capital plan, the Bank's asset growth cannot exceed 5% per calendar quarter.

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

Management has taken steps to comply with the provisions of the Agreement, including adopting a plan for maintaining capital levels. The capital plan includes an offering by the Corporation of shares of stock to the public, the proceeds of which will be contributed to the Bank. At September 30, 2002, the Bank had a ratio of Tier I capital to risk weighted assets of 13.26% and a ratio of Tier I capital to adjusted total assets of 8.55%.


--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                             CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at September 30, 2002 compared to December 31, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

Formed in 1999, OLC owns all of the stock of the Bank, a national bank that commenced business on October 3, 2000. The Bank provides a full range of traditional commercial and consumer banking services for small to medium sized businesses as well as retail customers. As of September 30, 2001, the Bank had been in existence for only twelve months. During 2001 and through September 30, 2002, the Bank experienced growth due to what management believes are its competitive pricing strategies and referrals from its existing customers. As a result, balance sheet amounts as of September 30, 2002 and December 31, 2001 and operating results for 2002 and 2001 will not be comparable.

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

FINANCIAL CONDITION

ASSETS. At September 30, 2002, total assets were $118.8 million, as compared to total assets of $78.6 million at December 31, 2001, for an increase of $40.2 million, or 51.1%. This increase was funded by a growth in deposits of $35.6 million and the issuance of $3.3 million of obligated mandatorily redeemable capital securities of a subsidiary trust. The increase in assets came primarily from growth in loans, net of $23.3 million from December 31, 2001 and growth in securities of $14.6 million during the same time period.





--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LOANS. At September 30, 2002, total loans were $75.6 million, an increase of $23.7 million, or 45.7%, from $51.9 million at December 31, 2001. The Corporation had growth in all loan categories. An increase of $7.9 million in one- to four-family residential loans, an increase of $6.7 million in nonresidential commercial real estate loans and an increase of $3.7 million in multifamily residential loans from December 31, 2001 were the most significant increases. The consumer loan portfolio also increased $2.0 million, or 37.5%, for the nine-month period ended September 30, 2002. We believe the growth in the nonresidential commercial real estate loan portfolio has been because of our concerted effort to provide quality service on a timely basis. We also cross sell commercial customers our courier service and cash management products. These extra services have been very well received by this segment of our customer base. We believe the growth in our residential real estate and consumer loan areas is due to the high quality, personalized customer service we provide combined with the current low interest rate environment.

SECURITIES. Total securities increased by $14.6 million, or 90.1%, for the nine months ended September 30, 2002. The increase was primarily because of the substantial increase in deposit funds. The deposit growth exceeded the loan growth during 2002. As a result, these excess funds were invested in securities available for sale to provide the Corporation a better yield than federal funds sold while allowing flexibility should loan demand increase. The securities portfolio is composed primarily of federal agency securities and mortgage-backed securities that have an average life of 3.0 years.

PREMISES AND EQUIPMENT. The net investment in premises and equipment increased $638,000, from $1.6 million at December 31, 2001 to $2.2 million at September 30, 2002. The increase was due to the opening of a full service banking facility in Millersburg, Ohio in March 2002. The lease on the office has been recorded as a capital lease.

DEPOSITS. Total deposits increased by $35.6 million, or 50.5%, to $106.1 million at September 30, 2002, from $70.5 million at December 31, 2001. These funds were invested primarily in loans and securities. The growth in deposits, and in particular core deposits (noninterest-bearing checking, interest-bearing checking and statement savings accounts) was the result of what management believes to be competitive pricing on savings and the new branch office opening in Millersburg. Management also uses a courier service to attract new deposits from commercial customers.

OTHER BORROWINGS. During the first quarter of 2002, the Corporation created Ohio Legacy Trust I for the sole purpose of having the trust issue 8.25% obligated mandatorily redeemable capital securities of a subsidiary trust. The issuance generated $3,325,000, of which $3,100,000 was contributed to Ohio Legacy Bank as capital and which, as a result, is included in Ohio Legacy Bank's regulatory capital calculation as Tier 1 capital.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2002, the Corporation has recorded steadily narrowing losses and recorded a profit for the three-month period ending September 30, 2002. To facilitate understanding of the Corporation's growth and activities during 2001 and year-to-date 2002, a comparison of selected financial information for each of the quarters of 2001 and 2002 will be presented in addition to comparisons of the nine months ended September 30, 2002 and 2001.


--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The net loss for the nine months ended September 30, 2002 decreased to $121,311 from $905,079 for the same period in 2001. The decreased loss was primarily a result of continued growth in net interest income as the Bank's interest-earning asset base has grown, funded by increases in deposits and the obligated mandatorily redeemable capital securities of subsidiary trust security issuance. Basic and diluted loss per common share for the nine months ended September 30, 2002 was $.13 per common share compared to $.94 for the nine months ended September 30, 2001.

The Corporation recorded its first profitable quarter during the third quarter of 2002, earning $44,349. This compares to a $63,883 loss in the second quarter of 2002, and a $101,777 loss in the first quarter of 2002. This compares with quarterly net loss of $216,114 in the fourth quarter of 2001, $277,050 in the third quarter of 2001, $309,572 in the second quarter of 2001, and $318,457 in the first quarter of 2001.

Net interest income for the nine months ended September 30, 2002 was $1,913,175 compared with $671,745 for the nine months ended September 30, 2001. This increase was due primarily to growth in the Bank's net loans and investment securities, both funded by deposit growth. The average annualized yield on interest-earning assets for the nine months ended September 30, 2002 was 6.26%, compared to 6.87% for the nine months ended September 30, 2001. The decline in yield is a result of the decline in market interest rates that occurred throughout 2001 and has continued in 2002. The average annualized rate paid on interest-bearing liabilities was 3.95% for the nine months ended September 30, 2002 and 5.18% for the nine months ended September 30, 2001. The annualized net interest margin was 2.51% for the nine months ended September 30, 2002, compared to 2.77% for the nine months ended September 30, 2001. The decrease in the net interest margin resulted from a higher percentage of interest-earning assets being funded by equity in the first half of 2001 compared to the first half of 2002, and due to the decrease in the yield earned on interest-earnings assets. However, the increase in average earnings assets more than offset the decline in the net interest margin.

The provision for loan losses charged to operations was based on management's evaluation of portfolio risk and economic factors. Due to the short length of time that the Bank has been in existence, it does not have sufficient historical data on its own loan portfolio to utilize in determining the appropriate provision for loan losses. As a result and until the Bank has sufficient historical data from its own loan portfolio, management will utilize peer information and current economic trends to evaluate the appropriate provision for loan losses for the period. The provision for loan losses was $354,956 for the nine months ended September 30, 2002 as compared to $215,098 for the nine months ended September 30, 2001. The allowance for loan losses totaled $739,133 at September 30, 2002 and $385,923 at December 31, 2001. One loan was charged-off during the nine months ended September 30, 2002 while no loans were charged off during the nine months ended September 30, 2001. At September 30, 2002 and December 31, 2001, none of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. At September 30, 2002 and December 31, 2001, the allowance was .98% and .74% of total loans, respectively.

Management allocated approximately 44.5% of the allowance to commercial real estate loans, 27.7% to commercial loans, 21.7% to 1-4 family mortgage loans, and 6.1% to consumer loans to individuals at September 30, 2002, leaving no unallocated amount. There were no nonperforming loans at September 30, 2002 or December 31, 2001. Management believes the allowance for loan losses at September 30, 2002 is adequate to absorb probable losses in the loan portfolio.



--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total noninterest income was $187,306 for the nine months ended Sept 30, 2002 as compared to $59,943 for the nine months ending September 30, 2001. Noninterest income resulted primarily from overdraft fees and other service charges on deposit accounts. The increase was due to higher volume of deposit customers and the related fees associated with those accounts.

Total noninterest expense increased 31.3% for the nine months ended September 30, 2002 as compared to the nine months ending September 30, 2001. Salaries and employee benefits increased $164,448 to $820,562 in the first nine months of 2002, from $656,114 in the first nine months of 2001. The increase in salaries and benefits was primarily from the opening of the Millersburg office during the first quarter of 2002 and the addition of back office staff to handle additional volume of loans and deposits. Occupancy and equipment costs increased to $346,625 in the first nine months of 2002, which represents an $113,331 increase over the first nine months of 2001. This increase was due to the Wooster office moving into its permanent facilities during the second quarter of 2001 and the opening the new full service facility in Millersburg during the first quarter of 2002. On June 18, 2002, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). As a result, professional fees increase from $97,717 for the nine months ended September 30, 2001 to $179,389 for the nine months ended September 30, 2002 as the Bank utilized outside consultants to assist in complying with the above mentioned agreement. All the remaining noninterest expense categories increased a combined total of $85,716 due to increases in overhead associated with the continued growth in the Bank's customer base, including data processing costs, coupled with improvements in customer service levels in its market areas.

The income tax benefit from the net operating losses for the nine months ended September 30, 2002 and September 30, 2001 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset deferred tax assets. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Corporation, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from losses can be carried forward for twenty years from the time of the loss before they expire. Accordingly, the Corporation's net operating loss carry forward for 2002 will expire in 2022, if it were to remain unused at that time.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002

The net profit for the three months ended September 30, 2002 was $44,349 compared to a net loss of $277,050 for the same period in 2001. The improvement in earnings was primarily a result of continued growth in net interest income as the Bank's interest-earning asset base has grown, funded by increases in deposits. Net interest income for the three months ended September 30, 2002 increased to $758,790 from $290,924 for the same period in 2002. Basic and diluted earnings per common share for the three months ended September 30, 2002 was $.05 compared to a net loss of $.29 per common share for the three months ended September 30, 2001.

The increase in net interest income was accompanied by an increase in noninterest income and partially offset by an increase in noninterest expense. Total noninterest income increased from $32,534 for the three months ended September 30, 2001 to $67,272 for the three months ended September 30, 2002. The increase was due to higher volume of deposit customers and the related fees associated with those accounts. Total noninterest expense increased to $677,713 from $495,508 in the same period in 2001. This increase was due to the increase in salaries and occupancy expense primarily related to the opening of the Millersburg facility, and professional fees to comply with the OCC agreement as discussed above.

--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The provision for loan losses was $104,000 for the three months ended September 30, 2002 as compared to $105,000 for the three months ended September 30, 2001. No loans were charged-off during either of the three-month periods ending September 30, 2002 or September 30, 2001.

LIQUIDITY

"Liquidity" refers to the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals and to meet other needs for cash. The purpose of liquidity management is to assure sufficient cash flow to meet all of the Corporation's financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents increased $1.1 million, or 12.9%, to $9.8 million at September 30, 2002 compared to $8.7 million at December 31, 2001. Cash and equivalents represented 8.3% of total assets at September 30, 2002 and 11.1% of total assets at December 31, 2001. The Bank has federal fund sources from various correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. As the Bank grows and deposits are used to fund loans, management anticipates liquidity will further decrease. Management believes its current liquidity level is sufficient to meet anticipated future growth, and management monitors its liquidity position on a regular basis.

CAPITAL RESOURCES

Total shareholders' equity was $7.4 million at September 30, 2002, an increase of $470,000 from $6.9 million at December 31, 2001. The increase was a result of other comprehensive income of $591,775 in the first nine months of 2002, offset by a net loss of $121,311. The increase in other comprehensive income reflected unrealized gains on securities available for sale.

Total risk-based capital is made up of Tier 1 Capital and Tier 2 Capital. Tier 1 capital is total shareholders' equity less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets).


--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Bank meets all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.24% at September 30, 2002, while the Tier 1 risk-based capital and leverage ratios were 13.26% and 8.55%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital and a leverage ratio of 4.0%. However, as part of the supervisory agreement between the Bank and the OCC, the Bank must maintain a Tier I capital level of at least 11% of risk-weighted assets and 8% of adjusted total assets. Additionally, in accordance with the Agreement, management has developed a three-year capital program that includes a specific plan for maintaining capital at the specified levels, identifies sources and types of additional capital considering growth projections, and contains contingency plans should primary sources of capital become unavailable. Under the agreement, until the Bank receives notice from the OCC that it has complied with the OCC-approved Strategic and Staffing Plan, and has received no supervisory objection to its Capital Plan, the Bank's asset growth cannot exceed 5% per calendar quarter. The Capital Plan has been submitted to the OCC and received no supervisory objection. The Strategic and Staffing Plans have also both been submitted to the OCC for review.

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


--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                             CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Item 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Ohio Legacy Corp's (the "Corporation's") management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in the Corporation's internal control or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


--------------------------------------------------------------------------------

                                                                             20.

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

            10.3 Employment Agreement with Mr. Pettit (incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000)



--------------------------------------------------------------------------------

                                  (Continued)

                                OHIO LEGACY CORP
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

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

                                         OHIO LEGACY CORP

Dated:  November 8, 2002                 By:  /S/ L. Dwight Douce
--------------------------               ---------------------------------------
                                         L. Dwight Douce, President, Chief
                                         Executive Officer, Director
                                         and Principal Accounting Officer





















--------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                  CERTIFICATION

--------------------------------------------------------------------------------

I, L. Dwight Douce, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Ohio Legacy Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002

/s/ L. Dwight Douce
---------------------------
L. Dwight Douce
President, Chief Executive Officer, and
Principal Accounting Officer


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

      99.1          Certification Pursuant To 18  U.S.C. Section 1350 As Adopted Pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002.                            27








--------------------------------------------------------------------------------