Form 10KSB
period 2002-12-31
OHIO LEGACY CORP
filed 2003-03-28
CIK 1096654

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

       For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from ___________________ to _________________

                        Commission file number 000-31673
                                               ---------

                                OHIO LEGACY CORP
                                ----------------
                 (Name of small business issuer in its charter)

                    OHIO                                     34-1903890
  -----------------------------------------         ---------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      305 WEST LIBERTY STREET, WOOSTER                         44691
  -----------------------------------------         ---------------------------
  (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (330) 263-1955
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class:          Name of each exchange on which registered:
COMMON SHARES, WITHOUT PAR VALUE               NASDAQ SMALLCAP

Securities registered under Section 12(g) of the Exchange Act:

                      ---------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002, were $6,833,216.

At February 28, 2003, the registrant had 2,115,700, common shares issued and outstanding and the aggregate market value of the voting shares held by nonaffiliates of the registrant, based on a price of $8.46 per share, was $12,565,181.

                    DOCUMENTS INCORPORATED BY REFERENCE
    Part II of Form 10-KSB - Portions of 2002 Annual Report to Shareholders
       Part III of Form 10-KSB - Portions of Proxy Statement for the 2003
                         Annual Meeting of Shareholders

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No[X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

Ohio Legacy Corp ("Ohio Legacy") is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio. Ohio Legacy has two wholly-owned subsidiaries: Ohio Legacy Bank ("Bank") and Ohio Legacy Trust I ("Trust"). Hereafter, unless otherwise noted, the "Company," "us," "we," and "our" refer to Ohio Legacy, together with the Bank and the Trust.

During the first nine months of 2000, Ohio Legacy's activities were limited to the organization of the Bank and preparation for and completion of the initial public offering of the Company's common shares. On October 2, 2000, Ohio Legacy sold 951,500 common shares at a price of $10.00 per share, resulting in proceeds of $8,848,710, net of offering costs of $666,290 ("2000 Offering"). Most of the proceeds of the 2000 Offering were used by Ohio Legacy to provide the initial capitalization of the Bank, which occurred on October 3, 2000. At that time, the Bank began operations.

During the first quarter of 2002, Ohio Legacy created the Trust for the sole purpose of issuing 8.25% Trust Preferred Securities ("Trust Preferred Securities"). The issuance of the Trust Preferred Securities generated $3,325,000, of which $3,100,000 was infused into the Bank as a capital contribution.

On December 18, 2002, Ohio Legacy issued 1,000,000 common shares at a price of $8.50 per share in a public offering ("2002 Offering"). Proceeds from the 2002 Offering were $7,555,755, net of offering costs of $944,245. In conjunction with the 2002 Offering, Ohio Legacy registered for listing its common shares on the NASDAQ SmallCap Market under the ticker "OLCB." In December 2002, Ohio Legacy contributed $4,080,000 of the 2002 Offering's proceeds to the Bank as a capital contribution to provide additional lending capacity for the Bank. On January 17, 2003, an additional 150,000 common shares were issued at $8.50 per share to cover over-allotments in accordance with the terms of the 2002 Offering.

PRODUCTS AND SERVICES


The Company, through the Bank, provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, individual retirement accounts ("IRA"), safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans and night depository facilities to customers located primarily in Holmes, Stark and Wayne Counties in north east-central Ohio. General economic conditions in the Company's market area have been sound.


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

Commercial Lending Products

Commercial loans are primarily variable-rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the businesses' cash flow. These loans typically are secured by business assets such as equipment and inventory and, occasionally, by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses' cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans primarily are secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

Retail Lending Products

Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower's residence. These loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 85% of the purchase price of the car. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans generally are repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures.

Construction Lending Products

Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank's construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not required to do so contractually, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

Deposit Products

The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Wayne, Stark and Holmes Counties in Ohio and conducive to the Bank's asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities.

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. No material industry or group concentrations exist in the loan portfolio.

EMPLOYEES

At December 31, 2002, the Bank employed 32 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees not also employed by the Bank.

COMPETITION

The Bank operates in a highly-competitive industry. In its primary market area of Holmes, Stark and Wayne Counties in Ohio, the Bank competes for new deposit accounts and loans with several other commercial banks (both large regional banks and smaller community banks) as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on various securities which comprise the Bank's investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to the depositor. The dominant pricing mechanisms on loans are the prime interest rate as published in the Wall Street Journal and short-term US Treasury Note rates (with three- or five-year maturities). The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by management. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.

SUPERVISION AND REGULATION

The Company is subject to supervision, regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC") and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Earnings of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Federal Reserve Board, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with the securities business, capital adequacy requirements and liquidity restraints.

Regulation of Ohio Legacy

Bank Holding Company Act. As a bank holding company, Ohio Legacy is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"). Under the BHCA, Ohio Legacy is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Act of 1999 ("GLBA") went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating (see below) can elect to become "financial holding companies." Financial holding companies and their subsidiaries may engage in or acquire companies that engage in a broad range of financial services that were not permitted previously, such as insurance underwriting, securities underwriting and distribution, merchant banking and certain other financial activities as determined by the Federal Reserve Board. Ohio Legacy has not registered as a financial holding company.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies. However, financial holding company affiliates are regulated by functional regulators such as the FDIC, the Securities and Exchange Commission ("SEC") and state insurance regulators, depending on the nature of the business of the financial holding company's affiliates.

The GLBA contains extensive provisions on a customer's right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution's policies and procedures regarding the handling of customers' non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. Ohio Legacy and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. Because the Company has less than $150 million in total assets, it was not subject to the holding company capital requirements. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank had risk-based capital ratios above minimum requirements at December 31, 2002.

Regulation of the Bank

The Bank is also subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its securities, limitations on the payment of dividends and other aspects of banking operations.

The Bank is a member of the Federal Reserve System and, because it is a national bank, is regulated by the OCC. Accordingly, the Bank is subject to periodic examinations by the OCC. These examinations are designed primarily for the protection of the depositors of the Bank and not for its shareholder, Ohio Legacy, or for the shareholders of the Company.

Dividend Restrictions. The Bank is a legal entity separate and distinct from Ohio Legacy, though Ohio Legacy owns 100% of the Bank. Virtually all of Ohio Legacy's revenues will result from dividends paid by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. Under OCC regulations, a national bank, such as Ohio Legacy Bank, may not declare a dividend in excess of its undivided profits, which means that the Bank must recover any start-up losses before it may pay a dividend to Ohio Legacy. Additionally, the Bank may not declare a dividend if the total amount of all dividends declared by the Bank in any calendar year, including the proposed dividend, exceeds the total of the Bank's retained net income of that year to date, combined with its retained net income of the two preceding years. However, such a dividend may be approved by the OCC in certain circumstances. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be "undercapitalized," as defined in the federal regulations and described above under the heading "Capital Guidelines." Furthermore, as part of the Bank's approval by the regulatory agencies, it is prohibited from paying dividends to the Company for a period of three years after inception without prior written non-objection by the OCC.

Interstate Banking and Branching. The Interstate Banking and Branch Efficiency Act of 1995 has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (a) permitting interstate bank acquisitions regardless of host state laws, (b) permitting interstate merger of banks unless specific states have opted out of this provision and (c) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

FDIC. The FDIC is an independent federal agency that insures the deposits of federally-insured banks and savings associations up to prescribed limits. The FDIC safeguards the safety and soundness of financial institutions through examinations of insured institutions. The Bank is subject to examination by the FDIC and the Bank's deposits are assessed deposit insurance premiums by the Bank Insurance Fund of the FDIC. Under the FDIC's deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks. The FDIC may also terminate the deposit insurance of any institution that has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of the Bank's deposit insurance.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under the CRA, each institution is required to adopt a statement for each of its marketing areas describing the depositary institution's efforts to assist in its community's credit needs. Depositary institutions are examined periodically for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

USA PATRIOT Act. Title III of the USA PATRIOT Act requires that financial institutions, including the Bank, help prevent, detect and prosecute international money laundering and the financing of terrorism. The Bank has augmented its systems and procedures to accomplish these goals. The Secretary of the Treasury has proposed additional regulations to further accomplish these goals that may result in significant additional compliance costs to the Company.

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates monetary policy and credit conditions and interest rates that may influence general economic conditions primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. The Federal Reserve Board's monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Ohio Legacy Bank, and are expected to continue to do so in the future.

For example, the Federal Reserve Board's reduction in the discount rate and its recommendations on a target federal funds rate has decreased the yields earned on the Bank's investment and loan portfolios. Rates paid on deposit accounts also have decreased; however, the spread between the yield earned on assets and the rates paid on deposits has been narrowed, comparatively, as a result of the significant decrease in interest rates overall. This narrowing has resulted in a lower net interest margin (net interest income divided by interest-earning assets) and lower profitability than otherwise might have been earned by the Company had interest rates not decreased.

Future Regulatory Uncertainty

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. Further regulations may arise from the events of September 11, 2001, such as the USA PATRIOT Act of 2001, which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. As a result of the continuous changes in legislation related to the financial institution industry, the Company cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Company's operations and profitability.

STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-KSB.

         INDUSTRY GUIDE 3 - ITEM I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         A. & B. Average Balance Sheet and Related Analysis of Net Interest Earnings

         The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

                                                                          Year ended December 31,
                                                      -------------------------------------------------------------
                                                                   2002                            2001
                                                      ------------------------------  -----------------------------
                                                         Average   Interest              Average    Interest
                                                       outstanding  earned/   Yield/   outstanding   earned/  Yield/
         (Dollars in thousands)                          balance     paid      Rate      balance      paid     Rate
                                                      -----------  -------   -------  -----------   -------  ------
         Assets
         ------
         Interest-earning assets:
           Interest-bearing deposits and federal
             funds sold                               $    7,076   $   111     1.57%  $     8,982   $   355    3.95%

           Securities available for sale (1)              29,109     1,411     4.90         5,430       299    5.50
           Federal Reserve Bank stock                        268        16     5.97           247        15    6.01
           Loans (2)                                      69,031     5,034     7.29        25,777     2,034    7.89
                                                      ----------   -------            -----------   -------
              Total interest-earning assets              105,484     6,572     6.25        40,436     2,703    6.69
                                                                   -------                          -------
         Noninterest-earning assets                        6,654                            2,869
                                                      ----------                      -----------
                Total assets                          $  112,138                      $    43,305
                                                      ==========                      ===========
         Liabilities and Shareholders' Equity
         ------------------------------------
         Interest-bearing liabilities:
           Interest-bearing demand deposits           $     5,661      109     1.93   $     1,800        53    2.95
           Savings accounts                                33,727      951     2.82         2,649        91    3.43
           Money market accounts                            3,891       59     1.53         4,781       164    3.43
           Certificates of deposit                         53,548    2,357     4.40        24,187     1,308    5.41
                                                      -----------  -------            -----------   -------
              Total interest-bearing deposits              96,827    3,476     3.59        33,417     1,616    4.84
           Other borrowings                                 3,507      356    10.16           350        51   14.57
                                                      -----------  -------            -----------   -------
              Total interest-bearing liabilities          100,334    3,832     3.82        33,767     1,667    4.94
                                                                   -------                          -------
         Noninterest-bearing demand deposits                3,954                           1,673
         Noninterest-bearing liabilities                      852                             402
                                                      -----------                     -----------
              Total liabilities                           105,140                          35,842
         Shareholders' equity                               6,998                           7,463
                                                      -----------                     -----------
                Total liabilities and shareholders'
                  equity                              $   112,138                     $    43,305
                                                      ===========                     ===========

         Net interest income; interest-rate spread(3)              $ 2,740     2.43%                $ 1,036    1.75%
                                                                   =======                          =======
         Net earning assets                           $     5,150                     $     6,669
                                                      ===========                     ===========
         Net interest margin (4)                                               2.60%                           2.56%
         Average interest-earning assets to
           interest-bearing liabilities                     1.05x                           1.20x
                                                      ==========                      ==========

----------

         (1) Average balance includes unrealized gains and losses. Yield is based on amortized cost.

         (2) Net of net deferred loan fees and costs and loans in process. The Company had no non-accruing loans during the periods presented.


         (3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

         (4) Net interest margin represents net interest income divided by average interest-earning assets.

           C.  Interest Differential

            The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in balances multiplied by prior year rate), (2) changes in rate (change in rates multiplied by prior year balance) and (3) total changes in rate and volume. The combined effects of changes in both volume and rate, which are not separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                          Year ended December 31,
                                                      --------------------------------------------------------------
                                                               2002 vs. 2001                   2001 vs. 2000
                                                      ------------------------------  ------------------------------
                                                        Increase (Decrease) due to      Increase (Decrease) due to
         (Dollars in thousands)                          Volume      Rate      Total     Volume       Rate     Total
                                                      -----------  -------   -------  -----------   -------  -------
         Interest income attributable to:
         -------------------------------
           Interest-bearing deposits and federal
            funds sold                                $      (64)  $  (180)  $  (244) $       298   $   (60) $   238
           Securities available for sale                   1,152       (40)    1,112          288        (1)     287
           Federal Reserve Bank stock                          1         -         1           11         -       11
           Loans                                           3,166      (166)    3,000        2,003        (7)   1,996
                                                      ----------   -------   -------  -----------   -------  -------
                Total assets                               4,255   $  (386)    3,869  $     2,600   $   (68)   2,532
                                                      ==========   =======   =======  ===========   =======  -------
         Interest expense attributable to:
         --------------------------------
           Interest-bearing demand deposits           $       80   $   (24)  $    56  $        52   $     -       52
           Savings accounts                                  880       (19)      861           90         -       90
           Money market accounts                             (27)      (78)     (105)         159        (7)     152
           Certificates of deposit                         1,331      (283)    1,048        1,289        (7)   1,282
           Other borrowings                                  325       (20)      305            6        19       25
                                                      ----------   -------   -------  -----------   -------  -------
              Total interest-bearing liabilities      $    2,589      (424)    2,165  $     1,596   $     5    1,601
                                                      ==========   =======   =======  ===========   =======  -------
                Net interest income                                          $ 1,704                         $   931
                                                                             =======                         =======


           INDUSTRY GUIDE 3 - ITEM II. INVESTMENT PORTFOLIO

           A. The following is a schedule of the carrying value of securities at December 31:

                                                                                2002            2001
                                                                                ----            ----
                Securities available for sale (at fair value):
                  U.S. Government agencies and corporations                $  15,163,967    $  11,091,030
                  Mortgage-backed securities                                  23,558,202        5,086,908
                                                                           -------------    -------------
                    Total                                                  $  38,722,169    $  16,177,938
                                                                           =============    =============

           B. The following is a schedule of maturities for each category of debt securities, at fair value, and the related weighted-average yield of such securities as of December 31, 2002:

                                                                               Maturing
                                                  -------------------------------------------------------------------
                                                                              One Through
                (Dollars in thousands)               One Year or Less         Five Years           After Five Years
                                                  ---------------------  ---------------------   -------------------
                                                    Amount       Yield     Amount       Yield       Amount    Yield
                                                    ------       -----     ------       -----       ------    -----
                Securities available for sale:
                  U.S. Government agencies
                    and corporations              $        -         -       $14,168    4.37%      $     996  4.25%
                  Mortgage-backed securities               -         -             -        -         23,558  4.46

                Equity securities consist of Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.

           C. Excluding holdings of U.S. Government agencies and corporations, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2002.


           INDUSTRY GUIDE 3 - ITEM III. LOAN PORTFOLIO

           A.   Types of Loans

                This information contained in the Ohio Legacy Corp Annual Report to Shareholders for the year ended December 31, 2002 (the "Annual Report"), which is filed as Exhibit 13, under Note 4 on page 15 is incorporated in this document by reference.

           B.   Maturities and Sensitivities of Loans to Changes in Interest
                Rates

                The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2002:

                                                                                  Maturing
                                                        -----------------------------------------------------------
                                                                          After One
                                                           One Year        Through       After Five
                                                            or Less      Five Years         Years         Total
                                                        -------------   ------------   ------------  --------------
                Fixed rate:
                ----------
                Commercial                              $   1,438,311   $  2,841,355   $    763,564  $    5,043,230
                Commercial real estate                        662,746        623,591      1,013,042       2,299,379
                Real estate construction                          850        603,096        466,834       1,070,780
                                                        -------------   ------------   ------------  --------------
                    Total fixed rate                    $   2,101,907   $  4,068,042   $  2,243,440  $    8,413,389
                                                        =============   ============   ============  ==============
                Variable rate:
                -------------
                Commercial                              $   2,666,925   $    378,256   $  2,117,181  $    5,162,362
                Commercial real estate                        492,088        296,406     15,297,594      16,086,088
                Multifamily residential real estate                 -              -      6,732,072       6,732,072
                Real estate construction                      716,766        297,786      2,551,141       3,565,693
                                                        -------------   ------------   ------------  --------------
                    Total variable rate                 $   3,875,779   $    972,448   $ 26,697,988  $   31,546,215
                                                        =============   ============   ============  ==============

           C.   Risk Elements

                1. Nonaccrual, Past Due and Restructured Loans - At December 31, 2002 and 2001, and for the years then ended, the Company had no nonaccrual or restructured loans, no loans past due 90 days or more and no loans that management considered to be impaired.

                    The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful or when loans are past due as to principal and interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are evaluated individually in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual, any accrued interest that will not be collected is charged against interest income.

                    When analysis of a borrower's operating results and financial condition indicates the borrower's underlying cash flows are not adequate to meet debt service requirements, the loan is evaluated for impairment. Smaller-balance homogeneous loans are evaluated for impairment in total. These loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer, credit card and home equity loans. Commercial, agricultural and commercial real estate loans are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment.

                    Impaired loans are carried at (a) the present value of expected cash flows, discounted at the loan's effective interest rate, or (b) at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

                2. Potential Problem Loans - At December 31, 2002, no loans were identified that management had serious doubts about the borrowers' ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 -
                    Item III.C.1.

                3. Foreign Outstandings - There were no foreign loans outstanding during any period presented.

                4. Loan Concentrations - At December 31, 2002, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans above in Industry Guide 3 - Item III.A.

           D. Other Interest-bearing Assets - At December 31, 2002, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Item III.C.1. or 2.

           INDUSTRY GUIDE 3 - ITEM IV. SUMMARY OF LOAN LOSS EXPERIENCE

           A.   Analysis of the Allowance for Loan Losses

                The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the year ended December 31:

                                                                           2002             2001
                                                                     ---------------   ---------------
               ALLOWANCE FOR LOAN LOSSES:
               Balance at January 1                                  $       385,923   $        36,125

               Loans charged off                                              (1,769)                -
               Recoveries of loans previously charged off                        600                 -
                                                                     ---------------   ---------------
                  Net loans charged off                                       (1,169)                -
               Provision charged to operating expense                        452,456           349,798
                                                                     ---------------   ---------------
               Balance at December 31                                $       837,210   $       385,923
                                                                     ===============   ===============
               Average loans outstanding during the period           $    69,030,669   $    25,777,063
                                                                     ===============   ===============
               Ratio of net charge-offs to average loans
                  outstanding for the period                                      -%                -%
                                                                     ===============   ===============

                The allowance for loan losses balance and provision charged to operating expense are determined by management based on periodic reviews of the loan portfolio, economic conditions and various other circumstances that are subject to change over time. In making this judgment, management reviews selected large loans as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

           B.   Allocation of the Allowance for Loan Losses

                While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

                                                           2002                                2001
                                            ----------------------------------  ---------------------------------
                                                                Percentage of                       Percentage of
                                                                Loans in Each                       Loans in Each
                                                Allowance        Category to        Allowance        Category to
                                                 Amount          Total Loans         Amount          Total Loans
                                            ----------------  -------------     ----------------  -------------
                Commercial                  $        204,748           12.9%    $        103,248           18.5%
                Commercial real estate               303,800           23.2              115,757           22.3
                Multifamily residential
                   real estate                       100,981            8.5               29,846            3.8
                Residential real estate              141,707           39.5               86,750           42.6
                Construction                          18,543            5.9               16,522            2.5
                Consumer                              67,431           10.0               33,800           10.3
                                            ----------------  -------------     ----------------  -------------
                  Total                     $        837,210          100.0%    $        385,923          100.0%
                                            ================  =============     ================  =============

           INDUSTRY GUIDE 3 - ITEM V. DEPOSITS

           A. The following is a schedule of average deposit amounts and average rates paid on each category for the year ended December 31:

                                                           2002                                2001
                                            ----------------------------------  ---------------------------------
                                                 Average           Average           Average           Average
                                                 Amounts            Rate             Amounts            Rate
                                               Outstanding          Paid           Outstanding          Paid
                                            ----------------  --------------    ----------------  --------------
                Noninterest-bearing
                  demand deposits           $      3,954,198             N/A    $      1,672,547             N/A
                Interest-bearing demand
                  deposits                         5,660,723            1.93%          1,799,478            2.95%
                Savings accounts                  33,727,453            2.82           2,649,064            3.43
                Money market accounts              3,890,695            1.53           4,780,918            3.43
                Certificates of deposit           53,548,457            4.40          24,187,230            5.41
                                            ----------------  --------------    ----------------  --------------
                     Total deposits         $    100,781,526            3.45%   $     35,089,237            4.61%
                                            ================  ==============    ================  ==============

B.   Other categories - not applicable.

C.   Foreign deposits - not applicable.

           D. The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2002:

                           Three months or less                        $       2,392,306
                           Over three through six months                       2,898,357
                           Over six through twelve months                      2,127,094
                           Over twelve months                                 12,103,863
                                                                       -----------------
                             Total                                     $      19,521,620
                                                                       =================

           E. Time deposits greater than $100,000 issued by foreign offices - not applicable.


           INDUSTRY GUIDE 3 - ITEM VI. RETURN ON EQUITY AND ASSETS

           This information contained in the Annual Report, which is filed as
           Exhibit 13, under the caption "Comparative Summary of Selected Financial Data" on page 26 is incorporated by reference.

           INDUSTRY GUIDE 3 - ITEM VII. SHORT-TERM BORROWINGS

           During the years ended December 31, 2002 and 2001, the Company had no short-term borrowings outstanding whose average balance outstanding was greater than 30% of shareholder's equity at the end of each respective year.

ITEM 2. DESCRIPTION OF PROPERTY.

The Bank currently leases and operates three offices, including its main office:

1. Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)

2. Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (operating lease)

3. Millersburg Branch Office, 225 North Clay Street, Millersburg, Ohio, 44654 (capital lease)

On October 10, 2001, the Company agreed to lease the branch office in Millersburg from directors and shareholders of the Company. The term of the lease is fifteen years which commenced upon occupancy of the property in March 2002. Rent is $87,000 annually for the first five years with increases to $96,000 for years six through ten and to $105,000 for years eleven through fifteen.

The Bank considers the physical properties it occupies to be in good operating condition and suitable and adequate for the purposes for which they are being used.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending material legal or administrative proceedings, other than ordinary routine litigation incidental to the business of the Company. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest that is adverse to the Company. No routine litigation in which the Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders in the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the Annual Report, which is filed as Exhibit 13, under the caption "Price Range of Common Stock and Dividends" on page 35 is incorporated by reference.

EQUITY COMPENSATION PLAN TABLE

         The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company, and the number of securities remaining available for future issuance, as of the end of the 2002 fiscal year.

                                                                                             Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                      Number of securities to       Weighted-average             under equity
                                      be issued upon exercise       exercise price of         compensation plans
                                      of outstanding options           outstanding           (excluding securities
                                           and warrants           options and warrants     reflected in column (a))
                                                (a)                        (b)                        (c)
                                    -------------------------  -------------------------  --------------------------

Equity compensation plans
approved by security holders                         234,300(1)   $               10.00                    113,000

Equity compensation plans not
approved by security holders                             N/A                        N/A                        N/A


----------

(1) Includes 147,300 warrants granted to directors and officers of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The information contained in the Annual Report, which is filed as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 33 is incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS.

The Consolidated Financial Statements and the report of Crowe, Chizek and Company LLP dated February 12, 2003, appearing in the Annual Report, which is filed as Exhibit 13, on pages 5 through 25 are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained in the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of Ohio Legacy Corp ("Proxy Statement") under the captions "Election of Directors" on pages 1 through 6, "Executive Officers" on page 15, and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 11 and 12 is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption "Executive Compensation" on pages 15 and 16 is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" on page 10 and "Stock Ownership of Management and Certain Beneficial Owners" on page 11 is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Transactions with Management and Others" on page 17 is incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a).  Exhibits

            Exhibit
            Number                                       Description of Document
            ------                                       -----------------------
              3.1*              Articles of Incorporation of Ohio Legacy Corp
              3.2*              Code of Regulations of Ohio Legacy Corp
              4.1*              See Pages 1 through 9 of  Exhibit  3.1 for  provisions  defining  the rights of the holders of common shares
              4.2*              Form of Organizer Stock Purchase Warrant
              4.3*              Form of Public Stock Purchase Warrant
             10.1*              Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
             10.2**             2002  Amendment to Omnibus Stock Option,  Stock  Ownership and Long Term  Incentive
                                Plan of Ohio Legacy Corp
             10.3*              Employment Agreement with Mr. Douce
             10.4*              Employment Agreement with Mr. Pettit
             10.5*              Lease  Agreement  dated  August 24, 1999 by and among Jack K. and Heidi M. Gant and
                                Ohio Legacy Corp
             10.6*              Lease  Agreement dated November 30, 1999 by and between  Schoeppner  Properties and
                                Ohio Legacy Corp
             10.7***            Employment Agreement with Mr. Boss
             10.8***            Lease  Agreement  dated October 2001 by and between  Shee-Bree's,  L.L.C.  and Ohio
                                Legacy Corp
             10.9               Agreement By And Between Ohio Legacy Bank,  National  Association,  Wooster,  Ohio,
                                and the Office of the Comptroller of the Currency, dated June 18, 2002
             11                 Statement  Regarding  Computation of Per Share Earnings  (incorporated by reference to page 12 of the 2002 Annual  Report to  Shareholders  filed as Exhibit 13 to this
                                Form 10-KSB)
             13                 2002 Annual Report to Shareholders
             20                 Proxy Statement for the 2003 Annual Meeting of Shareholders
             21                 Subsidiaries of Ohio Legacy Corp
             23                 Consent of Crowe, Chizek and Company LLP
             99.1               Certification  pursuant to U.S.C.  Section 1350 as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000

** - Incorporated by reference to Registrant's Form S-8, File No. 333-88842, effective May 22, 2002

*** - Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002

     (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that the Company's disclosure controls and procedures as of December 31, 2002, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.


Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management assessed the Company's system of internal controls over financial reporting as of December 31, 2002.Based on this assessment, management does not believe that, as of December 31, 2002, there were material weaknesses in its system of internal controls over financial reporting.

After December 31, 2002, in response to the strong growth in the Company's assets and an increase in the complexity of the organization, the Company hired a Chief Financial Officer and an Information Technology Officer. The addition of these members of management will enhance and continue to improve the Company's system of internal controls over financial reporting by providing additional oversight and implementation of policies and procedures related to the Company's operational and financial reporting systems.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
-------------------------------
(Registrant)

By:  /s/  L. Dwight Douce
     --------------------------
     L. Dwight Douce, President,
     Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ L. Dwight Douce
     --------------------------
     L. Dwight Douce, President, Chief
     Executive Officer and Director

By:  /s/ Eric S. Nadeau
     --------------------------
     Eric S. Nadeau, Chief Financial Officer
     Vice President

By:  /s/ D. William Allen                                 By: /s/ William T. Baker
     --------------------------                               -------------------------------
     D. William Allen, Director                               William T. Baker, Director

By:  /s/ Robert F. Belden                                 By: /s/ J. Edward Diamond
     --------------------------                               -------------------------------
     Robert F. Belden, Director                               J. Edward Diamond, Director

By:  /s/ Scott J.Fitzpatrick                              By: /s/ Randy G. Jones
     --------------------------                               -------------------------------
     Scott J. Fitzpatrick, Director                           Randy G. Jones, Director

By:  /s/ Gregory A. Long                                  By: /s/ Benjamin M. Mast
     --------------------------                               -------------------------------
     Gregory A. Long, Director                                Benjamin M. Mast, Director

By:  /s/    Daniel H. Plumly                              By: /s/ Steven G. Pettit
     --------------------------                               -------------------------------
     Daniel H. Plumly, Director                               Steven G. Pettit, Senior Loan Officer,
     and Secretary                                            President of Stark County Region and Director

By:  /s/ Michael D. Meenan                                By: /s/ Thomas W. Schervish
     --------------------------                               -------------------------------
     Michael D. Meenan, Director                                Thomas W. Schervish, Director

                                 CERTIFICATIONS

I, L. Dwight Douce, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Ohio Legacy Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
      ---------------------

/s/ L. Dwight Douce
---------------------------
L. Dwight Douce
President, Chief Executive Officer, and Director

I, Eric S. Nadeau, certify that:

    1.   I have reviewed this annual report on Form 10-KSB of Ohio Legacy Corp;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
      ---------------------

/s/ Eric S. Nadeau
---------------------------
Eric S. Nadeau
Chief Financial Officer, Vice President