Form 10QSB
period 2003-03-31
OHIO LEGACY CORP
filed 2003-05-13
CIK 1096654

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________ to __________

                        Commission file number: 000-31673

                                OHIO LEGACY CORP
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      OHIO
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   34-1903890
          -------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                   305 West Liberty Street, Wooster, OH, 44691
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 263-1955
          -------------------------------------------------------------
                            Issuer's telephone number


As of May 9, 2003, the latest practicable date, 2,115,700 shares of the issuer's Common Stock, without par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]

-------------------------------------------------------------------------------

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                              FIRST QUARTER REPORT

 ------------------------------------------------------------------------------
                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements....................................   3

     Item 2. Management's Discussion and Analysis....................  15

     Item 3. Controls and Procedures.................................  23


PART II - OTHER INFORMATION..........................................  24


SIGNATURES...........................................................  26


CERTIFICATIONS.......................................................  27


 ------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2003, and December 31, 2002

 -----------------------------------------------------------------------------

                                                                     March 31,           December 31,
                                                                       2003                  2002
                                                                   -------------         -------------
                                                                    (unaudited)
ASSETS
Cash and due from banks                                            $   6,368,203         $   5,301,451
Federal funds sold                                                     1,981,000            10,418,000
                                                                   -------------         -------------
   Cash and cash equivalents                                           8,349,203            15,719,451
Securities available for sale                                         40,562,084            38,722,169
Loans, net                                                            81,744,566            78,291,832
Federal Reserve Bank stock                                               445,350               318,900
Premises and equipment, net                                            2,146,293             2,185,108
Accrued interest receivable and other assets                           4,728,694               810,017
                                                                   -------------         -------------
       Total assets                                                $ 137,976,190         $ 136,047,477
                                                                   =============         =============

LIABILITIES
Deposits:
   Noninterest-bearing demand                                      $   5,263,799         $   4,992,413
   Interest-bearing demand                                             6,536,626             7,206,953
   Savings                                                            40,559,531            39,886,817
   Certificates of deposit                                            63,751,616            62,805,167
                                                                   -------------         -------------
     Total deposits                                                  116,111,572           114,891,350
Other borrowed funds                                                        --                 105,000
Trust preferred securities                                             3,325,000             3,325,000
Capital lease obligations                                                981,837               983,439
Accrued interest payable and other liabilities                         1,447,609             1,739,633
                                                                   -------------         -------------
     Total liabilities                                               121,866,018           121,044,422

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
   none outstanding                                                         --                    --
Common stock, no par value, 2,500,000 shares authorized,
   2,115,700 and 1,965,700 shares issued and outstanding at
   March 31, 2003, and December 31, 2002, respectively                17,678,955            16,546,465
Accumulated deficit                                                   (2,028,585)           (2,164,585)
Accumulated other comprehensive income                                   459,802               621,175
                                                                   -------------         -------------
     Total shareholders' equity                                       16,110,172            15,003,055
                                                                   -------------         -------------
       Total liabilities and shareholders' equity                  $ 137,976,190         $ 136,047,477
                                                                   =============         =============

------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
 -----------------------------------------------------------------------------
                                   (Unaudited)


                                                            For the Three Months Ended
                                                                      March 31,
                                                              2003               2002
                                                           -----------        -----------
Interest income:
   Loans                                                   $ 1,427,655        $ 1,052,639
   Securities                                                  440,237            264,807
   Federal funds sold and other                                 29,847             33,040
                                                           -----------        -----------
     Total interest income                                   1,897,739          1,350,486

Interest expense:
   Deposits                                                    839,874            812,008
   Other borrowings                                            112,643             25,226
                                                           -----------        -----------
     Total interest expense                                    952,517            837,234
                                                           -----------        -----------

Net interest income                                            945,222            513,252

Provision for loan losses                                       80,000            125,956
                                                           -----------        -----------

Net interest income after provision for loan losses            865,222            387,296

Noninterest income:
   Service charges and other fees                               66,560             56,558
   Gain on sales of securities available for sale               57,849               --
   Other income                                                  2,654              1,781
                                                           -----------        -----------
     Total other income                                        127,063             58,339

Noninterest expense:
   Salaries and benefits                                       380,160            236,326
   Occupancy and equipment                                     139,174             97,678
   Professional fees                                            80,264             46,838
   Franchise tax                                                48,800             26,263
   Data processing                                              76,061             52,116
   Marketing and advertising                                    28,247             15,868
   Stationery and supplies                                      18,756             24,553
   Other expenses                                               84,823             47,770
                                                           -----------        -----------
     Total noninterest expense                                 856,285            547,412
                                                           -----------        -----------

Income before income taxes                                     136,000           (101,777)

Income tax benefit (expense)                                      --                 --
                                                           -----------        -----------

Net income (loss)                                          $   136,000        $  (101,777)
                                                           ===========        ===========

Basic earnings (loss) per share                            $      0.07        $     (0.11)
Diluted earnings (loss) per share                          $      0.07        $     (0.11)

Basic weighted average shares outstanding                    2,087,367            965,500
Diluted weighted average shares outstanding                  2,087,930            965,500

------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

------------------------------------------------------------------------------

                                                                                For the Three Months Ended
                                                                                       March 31,
                                                                                 2003              2002
                                                                               ---------         ---------

Net income (loss)                                                              $ 136,000         $(101,777)

Other comprehensive income:
   Reclassification adjustment for amounts realized on securities sales
     included in net income                                                      (70,742)             --
   Net unrealized loss on available for sale securities arising
     during the period                                                           (90,631)         (242,061)
                                                                               ---------         ---------

Comprehensive loss                                                             $ (25,373)        $(348,838)
                                                                               =========         =========





 ------------------------------------------------------------------------------
              See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSEDCONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY For the Three Months
                          Ended March 31, 2003 and 2002
                                   (Unaudited)

 -----------------------------------------------------------------------------


                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                             2003                 2002
                                                                         ------------         ------------
Balance, beginning of period                                             $ 15,003,055         $  6,916,350

Net income (loss)                                                             136,000             (101,777)

Change in accumulated other comprehensive income                             (161,373)            (242,061)

Proceeds from exercise of over-allotment option on 150,000 shares
   of common stock, net of offering costs of $142,510                       1,132,490                 --
                                                                         ------------         ------------

Balance, end of period                                                   $ 16,110,172         $  6,572,512
                                                                         ============         ============


------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

------------------------------------------------------------------------------


                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                        2003                 2002
                                                                                    ------------         ------------
Cash flows from operating activities:
   Net income (loss)                                                                $    136,000         $   (101,777)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation                                                                         60,824               40,325
     Securities amortization and accretion                                                46,928               (7,402)
     Provision for loan losses                                                            80,000              125,956
     Gain on sales of securities available for sale                                      (57,849)                --
     Net change in:
       Accrued interest receivable and other assets                                     (254,267)            (224,028)
       Accrued interest payable and other liabilities                                     55,476               30,440
       Deferred loan fees                                                                 44,410                7,852
                                                                                    ------------         ------------
         Net cash provided (used) by operating activities                                111,522             (128,634)

Cash flows from investing activities:
   Purchases of securities available for sale                                        (16,223,503)         (11,043,754)
   Maturities, calls and paydowns of securities available for sale                     7,706,919                 --
   Proceeds from sale of securities available for sale                                 2,514,307            1,180,190
   Purchase of Federal Reserve Bank stock                                               (126,450)                --
   Net change in loans                                                                (3,577,144)         (12,874,055)
   Purchase of premises and equipment                                                    (22,009)            (181,492)
                                                                                    ------------         ------------
         Net cash used by investing activities                                        (9,727,880)         (22,919,111)

Cash flows from financing activities:
   Net change in deposits                                                              1,220,222           23,420,734
   Repayment of capital lease obligations                                                 (1,602)                (632)
   Proceeds from (Repayments of) other borrowed funds                                   (105,000)             105,000
   Proceeds from issuance of trust preferred securities, net of fees                        --              3,245,000
   Proceeds from issuance of common stock, net of offering costs                       1,132,490                 --
                                                                                    ------------         ------------
         Net cash provided by financing activities                                     2,246,110           26,770,102
                                                                                    ------------         ------------

Increase (Decrease) in cash and cash equivalents                                      (7,370,248)           3,722,357
Cash and cash equivalents at beginning of period                                      15,719,451            8,698,438
                                                                                    ------------         ------------

Cash and cash equivalents at end of period                                          $  8,349,203         $ 12,420,795
                                                                                    ============         ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                       $    873,280         $    773,076
     Federal income taxes                                                                   --                   --

   Noncash transactions:
     Building acquired under capitalized lease obligation                           $       --           $    453,000
     Commitments to purchase securities available for sale                               675,000                 --
     Amounts receivable from sale of securities available for sale                     3,664,410                 --


------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Ohio Legacy Corp ("Ohio Legacy") and its wholly-owned subsidiaries, Ohio Legacy Bank, NA ("Bank") and Ohio Legacy Trust I ("Trust"), together referred to as "the Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank, which commenced operations on October 3, 2000, provides financial services through its full-service offices in Wooster, Millersburg and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Ohio Legacy created the Trust in March 2002 for the sole purpose of issuing 8.25% trust preferred securities, the proceeds of which were infused into the Bank as a capital contribution.

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with accounting principles generally accepted in the United States of America ("GAAP"). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.

The financial information presented in this report should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Newly Issued Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that the new accounting standards will not have a material impact on the Company's financial condition or results of operations.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. As a result of cumulative operating losses, a valuation allowance has been recorded to offset the net deferred tax assets because the Company has not yet paid any income taxes that would be refundable if these temporary differences reversed. The valuation allowance will be removed when management believes it is more likely than not that the Company will be able to realize the net deferred tax assets.


------------------------------------------------------------------------------
                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share: Basic earnings (loss) per share is net income (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share:

                                                  For the Three Months Ended March 31,
                                                        2003              2002
                                                     ----------        ----------
BASIC:
Net income (loss)                                    $  136,000        $ (101,777)

Weighted average common shares outstanding            2,087,367           965,500
                                                     ----------        ----------

         Basic earnings (loss) per share             $     0.07        $    (0.11)
                                                     ==========        ==========

DILUTED:
Net income (loss)                                    $  136,000        $ (101,777)

Weighted average common shares outstanding            2,087,367           965,500
Dilutive effect of stock options                            563              --
                                                     ----------        ----------
   Total common shares and dilutive potential
       common shares                                  2,087,930           965,500
                                                     ----------        ----------

         Diluted earnings (loss) per share           $     0.07        $    (0.11)
                                                     ==========        ==========

Some options and warrants were outstanding during 2002 but were not included in the calculation of diluted loss per share during 2002 because the effect of their exercise would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for 2002. Additionally, 339,600 stock warrants and 87,000 stock options were outstanding during 2003 but were not included in the computation of diluted earnings per share because the average market price of the Company's common stock during the period was less than the exercise price of the warrants and options, rendering them antidilutive. These items will be included in the diluted earnings per share calculation when they become dilutive.

Stock Compensation: Employee compensation expense under all stock options and the stock warrants granted to the Company's Board of Directors is reported using the intrinsic value method. Accordingly, no stock-based compensation expense is reflected in net income (loss) in the accompanying statements of operations as all options and warrants granted have an exercise price equal to the market price of the underlying common stock at the date of grant.

The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

------------------------------------------------------------------------------
                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                                                                    Three months ended
                                                                         March 31,
                                                                   2003             2002
                                                                ---------         ---------
BASIC:
Net income (loss) as reported                                   $ 136,000         $(101,777)
Deduct stock-based compensation expense determined under
   fair value based method                                        (97,000)          (93,000)
                                                                ---------         ---------

Pro forma net income (loss)                                     $  39,000         $(194,777)
                                                                =========         =========

Basic earnings (loss) per share as reported                     $    0.07         $   (0.11)
Pro forma basic earnings (loss) per share                            0.02             (0.20)

DILUTED:
Net income (loss) as reported                                   $ 136,000         $(101,777)
Deduct stock-based compensation expense determined under
   fair value based method                                        (97,000)          (93,000)
                                                                ---------         ---------

Pro forma net income (loss)                                     $  39,000         $(194,777)
                                                                =========         =========

Diluted income (loss) per share as reported                     $    0.07         $   (0.11)
Pro forma diluted income (loss) per share                            0.02             (0.20)


The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the assumptions used to value stock options granted during the quarters ended March 31, 2003 and 2002, as of the grant date:

                                                              2003 Stock          2002 Stock
                                                               Options             Options
                                                              ----------          ----------
Fair value, calculated                                        $   2.77            $   3.90
Exercise price                                                    8.50               10.00
Risk-free interest rate, 10-year Treasury (CMT)                   3.94%               4.95%
Expected stock price volatility                                   None                None
Expected dividend rate                                            None                None
Expected life                                                 10 years            10 years

The fair value of the common stock warrants granted to directors in 2000 was determined to be $3.13, using the Black-Scholes options-pricing model at the date of grant.


------------------------------------------------------------------------------
                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------



NOTE 2 - SECURITIES

Securities available for sale at March 31, 2003, and December 31, 2002, were as follows:

                                                                          Gross               Gross
                                                       Fair            Unrealized          Unrealized
                                                       Value              Gains              Losses
                                                    -----------        -----------        -----------
March 31, 2003
   U.S. Government agencies and corporations        $15,825,267        $   198,188        $    (1,262)
   Debt securities of U.S. corporations                 502,516               --               (7,662)
   Mortgage-backed securities                        24,234,301            307,601            (37,063)
                                                    -----------        -----------        -----------

       Total                                        $40,562,084        $   505,789        $   (45,987)
                                                    ===========        ===========        ===========


December 31, 2002
   U.S. Government agencies and corporations        $15,163,967        $   220,616        $    (3,120)
   Mortgage-backed securities                        23,558,202            408,405             (4,726)
                                                    -----------        -----------        -----------

       Total                                        $38,722,169        $   629,021        $    (7,846)
                                                    ===========        ===========        ===========

Contractual maturities of debt securities at March 31, 2003, were as follows. Balances are presented at fair value with the yield calculated on amortized cost:

                                                                       Maturing
                                   -------------------------------------------------------------------------------
                                       One Year or Less         One Through Five Years         After Five Years
(Dollars in thousands)               Amount         Yield        Amount         Yield        Amount         Yield
                                   ----------      -------     ----------      -------     ----------      -------
   U.S. Government agencies
     and corporations                $  --            --%        $14,325        3.72%        $ 1,500        2.78%
   Debt securities of
     U.S. corporations                   503        3.41%           --            --%           --            --%
   Mortgage-backed securities           --            --%           --            --%         24,234        4.37%
                                     -------        ----         -------        ----         -------        ----
                  Total              $   503        3.41%        $14,325        3.72%         25,734        4.08%
                                     =======        ====         =======        ====         =======        ====


Assumed proceeds from the sale of securities during the quarter ended March 31, 2003, were $6,178,717. Mortgage-backed securities sold in the amount of $3,664,410 during March 2003 had not settled by March 31, 2003. This amount has been reported in "Accrued interest receivable and other assets" on the consolidated balance sheet. The gain recognized on all sales during the quarter was $57,849. No securities were sold during the three months ended March 31, 2002.


------------------------------------------------------------------------------
                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------



NOTE 3 - LOANS

Loans were as follows at March 31, 2003, and December 31, 2002:

                                                       March 31, 2003         December 31, 2002
                                                  ----------------------    ----------------------
                                                     Balance     Percent      Balance      Percent
                                                  ------------   -------    ------------   -------
Residential real estate                           $ 31,455,002     38.0%    $ 31,345,865     39.6%
Multifamily residential real estate                  6,382,375      7.7        6,732,072      8.5
Commercial real estate                              20,050,663     24.1       18,385,467     23.2
Construction                                         4,675,280      5.6        4,636,473      5.8
Commercial                                          12,196,265     14.7       10,205,592     12.9
Consumer                                             8,021,704      9.9        7,925,119     10.0
                                                  ------------    -----     ------------    -----
     Total loans                                    82,781,289    100.0%      79,230,588    100.0%
                                                                  =====                     =====
   Less: Allowance for loan losses                    (890,767)                 (837,210)
         Net deferred loan fees                       (145,956)                 (101,546)
                                                  ------------              ------------

             Loans, net                           $ 81,744,566              $ 78,291,832
                                                  ============              ============

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

                                         Three Months Ended March 31,
                                            2003             2002
                                         ---------         ---------
Balance, January 1                       $ 837,210         $ 385,923
Provision for loan losses                   80,000           125,956
Loans charged-off                          (27,789)             --
Recoveries                                   1,346              --
                                         ---------         ---------

Balance, December 31                     $ 890,767         $ 511,879
                                         =========         =========

The Company had no impaired loans at March 31, 2003, and December 31, 2002, or during the three months ended March 31, 2003 and 2002. Additionally, the Company had no loans on nonaccrual status or past due 90 days or more still accruing interest at March 31, 2003, and December 31, 2002.


NOTE 4 - COMMON STOCK OVER-ALLOTMENT ISSUANCE

In December 2002, the Company offered 1,000,000 shares of common stock in a public offering ("2002 Offering"). In conjunction with the 2002 Offering, the Company's underwriter, Friedman Billings Ramsey ("FBR"), had an option to purchase an additional 150,000 shares at the offering price of $8.50 to cover over-allotments. On January 17, 2003, FBR exercised the option to purchase all 150,000 shares. The over-allotment issuance resulted in proceeds of $1,132,490, net of $142,510 in offering costs.


------------------------------------------------------------------------------
                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------



NOTE 5 - STOCK-BASED COMPENSATION

The Company's Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan, that was approved by the Company's shareholders. A total of 200,000 common shares are available for grants under the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

On February 18, 2003, the Board authorized the grant of 44,250 options to employees and directors. Each nonemployee director received 1,000 nonqualified options that vested immediately. Employees were granted a total of 33,250 nonqualified stock options that will vest over a three-year period. The exercise price of the options granted was $8.50 per share, which was the market value of the Company's common stock on the date of the grant. All options expire ten years from the date of the grant. In the event of a change in control of the Company, outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. At March 31, 2003, and December 31, 2002, there were 130,750 and 87,000 options outstanding, respectively, of which 47,167 and 11,000 were exercisable.

The Company granted 147,300 warrants to the Board of Directors and organizers of the Company ("Director Warrants") at the time of closing of the Company's initial stock offering in October 2000. The Director Warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each Director Warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At March 31, 2003, and December 31, 2002, there were 98,200 exercisable Director Warrants.


NOTE 6 - COMMON STOCK WARRANTS

As part of the October 2000 initial offering of the Company's common stock, the Company issued to shareholders one stock warrant for every five shares of stock purchased, resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Company at $0.10 per warrant. If called, each holder of a warrant must exchange the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. Through March 31, 2003, there have been 700 warrants exercised.


------------------------------------------------------------------------------
                                  (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------


NOTE 7 - OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2003, and December 31, 2002:

                                                     March 31,          December 31,
                                                       2003                 2002
                                                    -----------          -----------
Commitments to make loans:
   Variable-rate                                    $ 8,476,000          $ 6,752,000
   Fixed-rate                                         2,570,000            1,473,000

Unused lines of credit, variable-rate               $ 8,830,000          $ 8,908,000

Commitments to make loans generally are made for periods of 30 days or less. The fixed-rate loan commitments have interest rates ranging from 5.25% to 9.00% at March 31, 2003, and 6.00% to 7.75% at December 31, 2002.

The Bank has entered into three one-year employment agreements with its Chief Executive Officer and President, its Senior Loan Officer and President of the Stark County Division, and its Senior Vice President of Commercial Lending and President of the Holmes County Region. Each employment agreement will renew automatically for an additional year unless either party furnishes at least sixty days notice to the other of its intent to terminate the agreement. The agreements also entitle the employees to participate in any formally established stock option, health insurance and other fringe benefit plans for which management personnel are eligible. In the event of a change in control, the employees would receive 2.99 times their annual compensation.


NOTE 8 - REGULATORY MATTERS

After a regular examination of the Bank in early 2002 by the Office of the Comptroller of the Currency ("OCC"), the Bank entered into a formal agreement with the OCC on June 18, 2002 ("OCC Agreement"). Under the OCC Agreement, the Bank must adopt and implement certain plans, policies and strategies, including a strategic plan and a related staffing plan, improved management information systems and information security programs and an independent, ongoing review system for the Bank's loan portfolio. In addition, under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets.

In response to the OCC Agreement, the Bank has submitted a strategic plan and a three-year capital program that includes a plan for maintaining capital at the specified levels, sources and types of additional capital considering growth projections and contingency plans should primary sources of capital become unavailable. The Company has engaged a consulting company to assist management with the development of a comprehensive staffing plan. The staffing plan will be submitted to the OCC during the second quarter of 2003.

Under the agreement, until the Bank receives notice from the OCC that the Bank has complied with the strategic and staffing plans and has received no supervisory objection to the capital plan, the Bank's average asset growth cannot exceed 5% per calendar quarter. Additionally, although the Bank's capital ratios at March 31, 2003, and December 31, 2002, met the provisions to be considered "well capitalized," it can not be considered "well-capitalized" while under the terms of the OCC Agreement.



------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of March 31, 2003, and December 31, 2002, and its results of operations for the three months ended March 31, 2003 and 2002. This discussion is provided to give readers an overview of Ohio Legacy Corp's operating results and financial condition. This analysis should be read in conjunction with the consolidated financial statements and related footnotes. As used herein and except as the context may otherwise require, references to "the Company," "we," "us," or "our" means, collectively, Ohio Legacy Corp ("Ohio Legacy") and its wholly-owned subsidiaries, Ohio Legacy Bank, NA ("Bank") and Ohio Legacy Trust I ("Trust")

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis ("MD&A") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as:
"may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, results of operations, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

     o anticipated changes in industry conditions created by state and federal legislation and regulations;

     o compliance with the OCC Agreement or expected relief from the restriction on asset growth mandated by the OCC Agreement,

     o    anticipated changes in general interest rates;

     o the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

     o retention of our existing customer base and our ability to attract new customers;

     o the development of new products and services and their success in the marketplace;

     o    the adequacy of the allowance for loan losses; and

     o statements regarding our anticipated loan and deposit growth, expense levels, liquidity and capital resources and projections of when we will achieve positive full-year earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this report include, but are not limited to:

     o    competition in the industry and markets in which we operate;

     o    changes in general interest rates;

     o    rapid changes in technology affecting the financial services industry;

     o    changes in government regulation; and

     o    general economic and business conditions.

------------------------------------------------------------------------------

BACKGROUND

Formed in 1999, Ohio Legacy Corp is a bank holding company that owns all of the common stock of Ohio Legacy Bank, NA, and Ohio Legacy Trust I. The Bank provides a full range of traditional commercial and consumer banking services for small to medium-sized businesses as well as retail customers. The Trust is a special purpose entity formed by Ohio Legacy Corp in March 2002 for the sole purpose of issuing 8.25% trust preferred securities, the proceeds of which were infused into the Bank as a capital contribution. The Company has experienced strong growth due to what management believes are competitive pricing strategies and referrals from existing customers. As a result, operating results for the three months ended March 31, 2003 and 2002, may not be entirely comparable. Management believes the Company's financial condition and results of operations are as expected for a newly-formed financial institution.

SIGNIFICANT ACCOUNTING POLICIES

Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, less recoveries. We estimate the allowance balance required by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

We consider various factors, including portfolio risk, economic environment and loan delinquencies, in its determination of the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and, since June 30, 2002, on a quarterly basis by an independent third party. Delinquency is not material at this time. Given the fact that the Bank began operations in October 2000 and, necessarily, we lack sufficient historical data from our loan portfolio, we have utilized peer information and current economic conditions to evaluate the adequacy and required balance of our allowance for loan losses. As a guideline, we have targeted the following loan loss reserve levels by type of loan: commercial and consumer loans -- 2.0%; commercial real estate loans -- 1.5%; and residential mortgage loans -- 0.4%. We are in the process of re-evaluating the allowance for loan loss methodology as the Bank's loan portfolio has aged somewhat and we have enhanced our loan review procedures.

FINANCIAL CONDITION

Assets. At March 31, 2003, total assets were $138.0 million, as compared to total assets of $136.0 million at December 31, 2002. This increase was funded by a growth in deposits of $1.2 million and the over-allotment issuance of 150,000 shares of the Company's common stock, which resulted in proceeds of $1.1 million, net of offering costs.

The Bank's asset growth is restricted by the OCC Agreement (see Note 8 in Notes to the Consolidated Financial Statements include herein). Under the OCC Agreement, the Bank's average assets may not increase by more than 5% each calendar quarter. The restriction will remain in place until the OCC (1) notifies the Bank that it does not object to the Bank's capital plan and (2) agrees that the Bank has achieved compliance with the strategic and staffing plans submitted by management to the OCC.

We have engaged a staffing consultant to assist with the development of a comprehensive staffing plan and will submit the plan to the OCC during the second quarter of 2003. Management is focused on complying with the requirements and restrictions of the OCC Agreement and is committed to working with the OCC to obtain relief from the asset growth restriction so the Company can return to its strategic plan of strong balance sheet growth, supported by solid asset quality.


------------------------------------------------------------------------------

Securities. Total securities increased by $1.8 million during the first quarter of 2003. The increase was the result of the investment of excess cash previously held in federal funds. The securities portfolio is composed primarily of federal agency securities and mortgage-backed securities.

We anticipate strong growth in loan originations through the remainder of 2003 and, thus, have given preference to short-term callable notes and mortgage-backed securities to provide an additional source of liquidity through expected calls and principal paydowns. As interest rates rise in the future, which we believe may occur in late 2003, the cash flows from the securities portfolio will be reinvested in securities offering higher yields. We are considering diversification of our investment portfolio through highly-rated corporate securities that may provide a higher, risk-adjusted yield, and municipal issues, which would provide tax-sheltered income in anticipation of our emergence from operating losses and the subsequent assessment of federal income taxes as net operating loss carryforwards are depleted.

During the first quarter of 2003, we sold $6.2 million of securities to meet liquidity demands for loans and the potential runoff from maturities of certificates of deposit (discussed below). Approximately $3.7 million of mortgage-backed securities sold in March 2003 had not settled by March 31. This amount has been reported in "Accrued interest receivable and other assets" on the consolidated balance sheet. We also had commitments to purchase securities in the amounts of $675,000 and $1.0 million at March 31, 2003, and December 31, 2002, respectively, which are reported in "Accrued interest payable and other liabilities." Although we do not maintain a trading securities portfolio, we may need to sell securities to fund short-term liquidity requirements. As a result, price risk mitigation is another reason we have preferred highly marketable, relatively short-term securities.

Loans. At March 31, 2003, total loans (before the allowance for loan losses and deferred fees) were $82.8 million, an increase of $3.6 million from December 31, 2002. We experienced growth in all loan categories except multifamily residential real estate. An increase of $2.0 million in commercial loans and an increase of $1.7 million in commercial real estate loans were the most significant increases during the quarter. We believe the growth in the commercial and nonresidential commercial real estate loan portfolios has been the outcome of our concerted effort to provide quality service on a timely basis. This growth also reflects our strategy toward weighting the Bank's loan portfolio toward commercial and commercial real estate loans. We believe the optimal mix for the Bank's loan portfolio under our strategic plan is 65% commercial, commercial real estate and multifamily real estate, 25% residential real estate and construction loans and 10% consumer loans.

Total loans at March 31, 2002, were $64.8 million. While we have been able to increase total loans $18.0 million, or 27.8% over the last twelve months, the growth in our loan portfolio in 2003 is being affected by pricing pressures from competitors that is impacting our ability to generate new loans and maintain our current loan customers. For example, approximately $11.7 million of new loan originations were funded during the first quarter of 2003. However, principal repayments and payoffs reduced net growth in total loans to $3.6 million as our customers shopped for, lower rates for commercial and multifamily residential real estate loans offered by our competitors. We are mindful of maintaining or improving our yield on loans and net interest margin overall. Nonetheless, we may encounter a reduction in that yield in the short-term as we may need to offer competitive variable-rate products to generate growth and improve our loans to deposits ratio or modify existing loans to retain customers and look forward to future higher yields as general interest rates rise and our loan portfolio yields reprice upward.

Allowance for loan losses and asset quality. During the first quarter, the allowance for loan losses increased to $891,000, or 1.08% of total loans at March 31, 2003, from $837,000, or 1.06% of loans at December 31, 2002. Asset quality remained strong during the first quarter of 2003 as no loans were past due greater than 90 days. Charge-offs during the quarter totaled $28,000, all within our consumer loan portfolio, with recoveries of previously charged-off loans of $1,000. The Bank had no impaired loans, no nonperforming loans and no loans on nonaccrual status at March 31, 2003, or December 31, 2002. Though the entire allowance for loan losses is available for losses on all loan types, management allocated the allowance for loan losses at March 31, 2003, as follows: 49.6% to commercial real estate loans, 27.3% to commercial loans, 18.0% to residential real estate loans and 5.1% to consumer loans. See "Significant Accounting Policies - Allowance for loan losses" above.


------------------------------------------------------------------------------

Accrued interest receivable and other assets. In late March 2003, we sold $6.2 million of securities available for sale, of which $3.7 million of proceeds had not settled by March 31, 2003. As a result, this amount has been recorded as a receivable. Accrued interest receivable increased as a result of higher balances of securities and loans at March 31, 2003, compared to December 31, 2002.

Deposits. Total deposits increased $1.2 million during the quarter to $116.1 million at March 31, 2003. We have been successful in marketing our deposit products to depositors in our market area. Deposits have grown 23.6%, or $22.2 million over the last twelve months. However, we have not been as aggressive during 2003 in pricing our deposit products as we are restricted in our operations by the OCC Agreement, which limits our average asset growth to no more than 5% per calendar quarter. Once the OCC removes the asset growth restriction, we will begin to offer more robust deposit products and will seek growth in deposits by offering more competitive rates.

Certificates of deposit accounts comprised 55% of our deposit portfolio at March 31, 2003, and December 31, 2002. Approximately 17% of our certificate of deposit portfolio is scheduled to mature during the second quarter of 2003. The weighted average rate of the maturing certificates is 3.50%. Though there can be no assurances we will be able to retain these deposit accounts upon maturity, the certificates automatically renew into a like-kind term at rates currently offered to new customers. Existing customers generally have 10 days to withdraw funds from their certificates of deposit upon renewal. If the certificates maturing during the second quarter of 2003 maintain their current maturity terms upon renewal, they will reprice at approximately 1.60%, resulting in a reduction of approximately 17 basis points in our cost of funds from deposits.

Other borrowings. During the first quarter of 2002, we created Ohio Legacy Trust I for the sole purpose of having the Trust issue 8.25% trust preferred securities. The trust preferred securities will mature on March 31, 2022, and are callable by the Company beginning March 31, 2007. The issuance generated $3,245,000, net of deferred financing fees, of which $3,100,000 was contributed to the Bank as Tier 1 capital. In conjunction with the offering of the Trust Preferred Securities, we borrowed $105,000 to provide initial capital for the Trust. The note matured in March 2003 and was repaid.

Accrued interest payable and other liabilities. At March 31, 2003, and December 31, 2002, we had commitments to purchase securities available for sale of $675,000 and $1.0 million, respectively. These amounts were recorded as liabilities at the balance sheet dates. Accrued interest payable increased as a result of higher deposit balances at March 31, 2003, compared to December 31, 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003

We recorded our third consecutive profitable quarter during the first quarter of 2003, earning $136,000, or $0.07 per share. This compares to a loss in the first quarter of 2002 of ($102,000), or ($0.11) per share.

Net interest income. During the three months ended March 31, 2003, net interest income increased to $945,000 compared to $513,000 during the first quarter of 2002, primarily as a result of a higher average balance of interest-earning assets. Net interest margin (net interest income divided by average interest-earning assets) improved to 2.90% in 2003 from 2.38% in the first quarter of 2002 and 2.84% during the fourth quarter of 2002. Interest rate spread (the difference between the yield earned on assets and the cost of deposits and borrowings) improved to 2.53% in 2003 from 2.12% during the first quarter of 2002.

------------------------------------------------------------------------------

The following table sets forth information relating to our average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

                                                              Three months ended March 31,
                                             -------------------------------------------------------------
                                                          2003                            2002
                                             ------------------------------  -----------------------------
                                               Average    Interest              Average    Interest
                                             outstanding  earned/    Yield/  outstanding   earned/  Yield/
(Dollars in thousands)                         balance     paid      Rate      balance      paid     Rate
                                             -----------  -------   -------  -----------   -------  ------
Assets
Interest-earning assets:
  Interest-bearing deposits and federal
funds sold                                   $    8,269   $    24     1.16%  $     7,228   $    30    1.64%
  Securities available for sale (1)              42,140       440     4.24        20,446       265    5.13
  Federal Reserve Bank stock                        395         6     5.98           221         3    6.00
  Loans (2)                                      80,198     1,428     7.12        58,418     1,052    7.21
                                             ----------   -------   ------   -----------   -------  ------
     Total interest-earning assets              131,302     1,898     5.82        86,313     1,350    6.26
                                                          -------                          -------
Noninterest-earning assets                        6,791                            5,433
                                             ----------                      -----------
       Total assets                          $  137,793                           91,746
                                             ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits           $     7,696       25     1.29%  $     4,705        30    2.55%
  Savings accounts                                36,842      176     1.91        25,487       217    3.40
  Money market accounts                            2,989        7     0.89         4,309        17    1.61
  Certificates of deposit                         63,778      632     3.97        45,551       548    4.81
                                             -----------  -------   ------   -----------   -------  ------
     Total interest-bearing deposits             111,305      840     3.02        80,052       812    4.06
  Other borrowings                                 4,405      113    10.23           777        25   12.98
                                             -----------  -------   ------   -----------   -------  ------
     Total interest-bearing liabilities          115,710      953     3.29        80,829       837    4.14
                                                          -------                          -------
Noninterest-bearing demand deposits                5,557                           2,975
Noninterest-bearing liabilities                      969                           1,198
                                             -----------                     -----------
     Total liabilities                           122,236                          85,002
Shareholders' equity                              15,557                           6,744
                                             -----------                     -----------
       Total liabilities and shareholders'
         equity                              $   137,793                          91,746
                                             ===========                     ===========
Net interest income; interest-rate
  spread(3)                                               $   945     2.53%                $   513    2.12%
                                                          =======                          =======
Net earning assets                           $    14,440                     $     5,484
                                             ===========                     ===========
Net interest margin (4)                                               2.90%                           2.38%
Average interest-earning assets to
  interest-bearing liabilities                     1.12x                           1.07x
                                             ==========                      ==========

----------------------

     (1) Average balance includes unrealized gains and losses. Yield is based on amortized cost.

     (2) Net of net deferred loan fees and costs and loans in process. The Company had no non-accruing loans during the periods presented.

     (3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

     (4) Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The yield earned on federal funds sold has fallen with the general decline in interest rates as the Federal Reserve Bank lowered its discount rate and targeted federal funds rate through 2002. Although at March 31, 2003, approximately 65% of our securities portfolio is fixed rate, 60% of the portfolio is invested in mortgage-backed securities which provide monthly principal paydowns. The decline in mortgage rates during 2002 caused an increase in prepayments on the mortgage-backed securities as consumers refinanced their mortgages. As interest rates declined, the principal payments we received were reinvested in newly issued mortgage-backed securities and U.S. Government agency notes issued at lower interest rates.

The yield on loans declined slightly during the first quarter of 2003 compared to the first quarter of 2002. At March 31, 2003, approximately 64% of our loan portfolio is variable rate, with 20% of all loans based on the Prime rate that may reprice the month following a change in the Prime rate. The rest of the variable-rate loans are based on one, three or five-year Treasury notes which reprice less frequently. Initial interest rates on our loans tend to be higher than the index rate plus the contracted margin. We believe we have structured our loan portfolio to provide a positive impact to net interest income should interest rates rise in the future.


------------------------------------------------------------------------------

Interest expense. Although the average balances of low-cost core deposits (demand, savings and money market accounts) has increased in 2003 compared to 2002, we are still heavily dependent on higher-costing certificates of deposit
(CDs). The average cost of funds of core deposits fell 131 basis points, or 43%, during the first quarter of 2003 compared to the first quarter of 2002. At the same time, the cost of CDs fell only 84 basis points, or 17%. While the current low interest rate environment favors the "locking-in" of funding costs by weighting the deposit portfolio towards CDs, we are finding new and renewing CD customers' preference is toward short-term maturities (approximately 18 months).

As noted earlier, 17% of our CD portfolio will mature during the second quarter of 2003. Should those customers renew at current rates, the average cost of those accounts will fall to approximately 1.60% from approximately 3.50%, assuming a like-term upon renewal. We can provide no assurances the maturing accounts will stay with the Bank, or that maturity preferences will meet our expectations.

The volume and rate of other borrowings increased in 2003 compared to the first quarter of 2002 as a result of the issuance of trust preferred securities, which carry a fixed rate of 8.25%, in late March 2002 and the opening of our Millersburg office in early 2002, a portion of which is accounted for as a capital lease.

Provision for loan losses. The provision for loan losses charged to operations was based on our evaluation of portfolio risk and economic factors. As noted earlier under "Significant Accounting Policies," the short length of time that the Bank has been in existence provides little historical data to utilize in determining the required level of the allowance for loan losses. The Bank has utilized peer information and current economic trends to evaluate the appropriate provision for loan losses for the period.

Although the provision for loan losses during the first quarter of 2003 fell to $80,000, compared to $126,000 in the first quarter of 2002, the allowance as a percentage of total loans increased to 1.08% from 1.06% at December 31, 2002, and 0.79% at March 31, 2002. We believe the allowance for loan losses at March 31, 2003, is adequate to absorb probable losses inherent in the loan portfolio.

Noninterest income. Total noninterest income was $127,000 for the three months ended March 31, 2003, compared to $58,000 for the same period in 2002. The 2003 amount includes $58,000 of gains from the sale of securities during the first quarter of 2003. The Bank may need to sell securities in the future to meet loan and deposit demands and has structured its securities portfolio accordingly. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased 56.4% for the three months ended March 31, 2003, as compared to the three months ending March 31, 2002. The efficiency ratio (annualized noninterest expense divided by the sum of net interest income and other income, excluding gains on securities sales) was 84.4% during the first quarter of 2003 compared to 95.8% and 81.2% during the first and fourth quarters of 2002, respectively. Annualized noninterest expense as a percent of average assets was 2.49% in 2003 compared to 2.38% and 2.35% during the first and fourth quarters of 2002, respectively.

The Bank operated two offices during first quarter of 2002, but had three locations in the first quarter of 2003. The Millersburg office opened in March 2002 with a full staff; therefore, the first quarter of 2003 reflects a higher level of employment at the Bank. Occupancy and equipment costs are also higher in 2003 as a result of the opening of the Millersburg office.

Salaries and benefits are also higher in 2003 because we hired two new members of management in January 2003: a Chief Financial Officer and a Vice President of Information Technology. We hired these individuals in response to the strong growth in the Company's assets and an increase in the complexity of the organization. The addition of these members of management will enhance and continue to improve our system of internal controls by providing additional oversight and implementation of policies and procedures related to our operational and financial reporting systems. Their focus in 2003 is improving operations and controls so the Bank may achieve full compliance with the OCC Agreement.

------------------------------------------------------------------------------

Professional fees have increased as the Bank utilized outside consultants to assist management with the OCC Agreement and enhance the corporate governance and oversight responsibilities of management and the Board of Directors under the requirements of the Sarbanes-Oxley Act and new rules promulgated by the National Association of Securities Dealers. Management expects professional fees to increase over the next two quarters as we continue to address the staffing plan and comprehensive information technology review required by the OCC.

Ohio franchise tax is assessed on the Bank based on its capital balance. The trust preferred securities and common stock offerings in 2002 resulted in capital contributions to the Bank. As a result, franchise taxes are higher in 2003. Management balanced the timing of capital contributions to the Bank to maximize regulatory lending capacity and minimize franchise tax assessment considering the common stock offering closed in late December 2002.

All the remaining noninterest expense categories increased a combined total of $68,000 due to increases in overhead associated with the continued growth in the Bank's customer base, including data processing costs, coupled with improvements in customer service levels in its market areas.

Income tax benefit (expense). The income tax benefit (expense) has not been reflected in the consolidated financial statements due to our cumulative operating losses since the Company's inception. A valuation allowance has been recorded to offset deferred tax assets. When we believe that it is more likely than not that the income tax benefit will be used by the Company, the valuation allowance will be reduced and a tax benefit will be realized. At December 31, 2002, the valuation allowance for our net deferred tax asset was $707,000.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of March 31, 2003, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

                               Nine months                   Year ended December 31,
                               -----------   -------------------------------------------------------------
(Dollars in thousands)            2003         2004         2005         2006         2007      Thereafter
                                --------     --------     --------      -------      -------    ----------
Deposits without maturity       $ 52,360     $      -     $      -      $     -      $     -      $     -
Certificates of deposit           22,034       38,585        2,036          416          470          211
Trust Preferred Securities(1)          -            -            -            -            -        3,325
Capital lease obligations(2)         120          160          160          168          179        1,700
Operating leases                      95          126          129          140          141          721

---------------------

     (1) The Trust Preferred Securities are callable at par, at the Company's option, on March 31, 2007.

     (2) Includes $1,505 of amounts allocable to interest payments over the remaining term of the leases.

Note 7 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit to borrowers under lines of credit and employment agreements with certain executive officers.

At March 31, 2003, and December 31, 2002, we had no unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits us from engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management program.

------------------------------------------------------------------------------

LIQUIDITY

"Liquidity" refers to our ability to fund loan demand and customers' deposit withdrawal needs and to meet other needs for cash. The purpose of liquidity management is to assure sufficient cash flow to meet all of our financial commitments and to capitalize on opportunities for business expansion in the context of managing the Bank's interest rate risk exposure. This ability depends on our financial strength, asset quality and types of deposit and investment instruments we offer to our customers.

Our principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and capital transactions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. We maintain investments in liquid assets based upon management's assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and objectives of our asset/liability management program.

Cash and cash equivalents decreased $7.4 million during the first quarter of 2003 to $8.3 million at March 31, 2003, compared to $15.7 million at December 31, 2002, as excess cash previously held in federal funds was invested in securities. Cash and cash equivalents and securities available for sale represented 35.4% of total assets at March 31, 2003, and 40.0% of total assets at December 31, 2002. As we grow and cash and cash equivalents generated from deposits and capital are used to fund loans, we anticipate liquidity will further decrease. Accordingly, we monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities. We believe our current liquidity level, subsequent to the common stock offering in December 2002, is sufficient to meet anticipated future growth in loans and deposits under our strategic plan and to maintain compliance with regulatory capital ratios and requirements mandated by the OCC Agreement.

CAPITAL RESOURCES

Total shareholders' equity was $16.1 million at March 31, 2003, an increase of $1.1 million from
December 31, 2002. The increase was a result of the over-allotment issuance of 150,000 shares of the Company's common stock, which resulted in net proceeds of $1.1 million and net income of $136,000 for the first quarter. The $161,000 decrease in accumulated other comprehensive income in the first three months of 2003 reflected a reduction in unrealized gains on securities available for sale.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

"Tier 1 capital" is total shareholders' equity less any intangible assets. "Tier 2 capital" is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets). "Total capital" is made up of Tier 1 Capital and Tier 2 Capital.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year's and the prior two years' retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. Furthermore, as part of the Bank's approval by the regulatory agencies, it is prohibited from paying dividends to Ohio Legacy for a period of three years after inception without prior written non-objection by the OCC.


------------------------------------------------------------------------------

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2003:

                                                                                                 To Be Well-
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                               Actual               Adequacy Purposes          Action Provisions
                                         ------------------        ------------------         ------------------
                                         Amount       Ratio        Amount       Ratio         Amount       Ratio
                                         ------       -----        ------       -----         ------       -----
Total capital to risk-
   weighted assets                      $ 18,360       21.3%       $ 6,901        8.0%        $ 8,627       10.0%
Tier 1 capital to risk-
   weighted assets                        17,469       20.2          3,451        4.0           5,177        6.0
Tier 1 capital to
   average assets                         17,469       12.7          5,489        4.0           6,861        5.0

Under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. The following table summarizes the Bank's actual capital amounts and the amounts required under the OCC Agreement at March 31, 2003:

                                                                   As Required By
                                               Actual             the OCC Agreement
                                         -----------------        ------------------
                                         Amount      Ratio        Amount       Ratio
                                         ------      -----        ------       -----
Tier 1 capital to risk-
   weighted assets                      $ 17,469      20.2%       $  9,490      11.0%
Tier 1 capital to
   average assets                         17,469      12.7          10,978       8.0

Although the Bank's capital ratios at March 31, 2003, met the provisions to be considered "well capitalized," it may not be considered "well-capitalized" while under the terms of the OCC Agreement.


ITEM 3.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of the Ohio Legacy Corp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

There are no matters required to be reported under this item.


ITEM 2.  CHANGES IN SECURITIES.

On January 17, 2002, Friedman Billings Ramsey, the underwriters for the Company's December 2002 offering of 1,000,000 shares of Common Stock ("2002 Offering"), exercised the over-allotment option granted to them in conjunction with the 2002 Offering. As a result, the Company issued 150,000 shares of Common Stock, without par value, at $8.50 per share. The over-allotment issuance generated proceeds of $1,132,490, net of offering costs of $142,510. The shares issued through the over-allotment were registered with the Securities and Exchange Commission (Commission File No. 333-100547).


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There are no matters required to be reported under this item.


ITEM 5.  OTHER INFORMATION.

There are no matters required to be reported under this item.



------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

               Exhibit
               Number                                     Description of Document
               -------                                    -----------------------
                 3.1*           Articles of Incorporation of Ohio Legacy Corp
                 3.2*           Code of Regulations of Ohio Legacy Corp
                 4.1*           See  Pages 1  through 9 of  Exhibit  3.1 for  provisions  defining  the  rights of the holders of common shares
                 4.2*           Form of Organizer Stock Purchase Warrant
                 4.3*           Form of Public Stock Purchase Warrant
                10.1*           Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
                10.2**          2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
                                of Ohio Legacy Corp
                10.3*           Employment Agreement with Mr. Douce
                10.4*           Employment Agreement with Mr. Pettit
                10.5*           Lease  Agreement  dated  August 24, 1999 by and between  Jack K. and Heidi M. Gant and
                                Ohio Legacy Corp
                10.6*           Lease  Agreement  dated  November 30, 1999 by and between  Schoeppner  Properties  and
                                Ohio Legacy Corp
                10.7***         Employment Agreement with Mr. Boss
                10.8***         Lease  Agreement  dated  October  2001 by and  between  Shee-Bree's,  L.L.C.  and Ohio
                                Legacy Corp
                10.9****        Agreement By And Between Ohio Legacy Bank, National Association, Wooster, Ohio, and
                                the Office of the Comptroller of the Currency, dated June 18, 2002
                11              Statement  Regarding  Computation of Per Share  Earnings  (reference is hereby made to
                                Consolidated  Statements  of  Operations  on  page  4  and  Note  1 of  Notes  to  the
                                Consolidated Financial Statements on page 9, hereof)
                99.1            Certification  Pursuant To 18 U.S.C.  Section 1350 As Adopted  Pursuant to Section 906
                                of the Sarbanes-Oxley Act of 2002.
                99.2*****       Code of Ethics for Senior Financial Officers of Ohio Legacy Corp
                99.3            Ohio Legacy Corp Corporate Governance Standards
                99.4            Ohio Legacy Corp Director Code of Conduct
                99.5            Policy  Adopted  By the Board of  Directors  Relating  to  Insider  Trading in Company
                                Securities and Confidential Information
                99.6            Audit and Compliance Committee Charter
                99.7            Code of Business Conduct and Ethics - Ohio Legacy Corp and Ohio Legacy Bank, N.A.

-----------------------

* - Incorporated by reference to Registrant's Form SB-2, File No. 333-38328, effective June 1, 2000

**    - Incorporated by reference to Registrant's Form S-8, File No. 333-88842, effective May 22, 2002

***   - Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002

**** - Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003

***** - Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on April 30, 2003

(b) Reports on Form 8-K.

       On January 24, 2003, the Company filed a Form 8-K under "Item 5. Other Events and Regulation FD Disclosure" regarding the exercise of the over-allotment option granted to the underwriter of the Company's December 2002 offering of common stock.

       On February 14, 2003, the Company filed a Form 8-k under "Item 5. Other Events and Regulation FD Disclosure" regarding its press release disclosing the Company's fourth quarter 2002 and fiscal year 2002 earnings.

------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OHIO LEGACY CORP
                                    -------------------------------------------
                                    (Registrant)


Date:  May 9, 2003                  By:  /s/ L. Dwight Douce
---------------------               -------------------------------------------
                                    L. Dwight Douce, President,
                                    Chief Executive Officer and Director


Date:  May 9, 2003                  By:  /s/ Eric S. Nadeau
---------------------               -------------------------------------------
                                    Eric S. Nadeau
                                    Chief Financial Officer and Vice President


------------------------------------------------------------------------------

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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


Date: May 9, 2003

/s/ L. Dwight Douce
------------------------------------
L. Dwight Douce, President,
Chief Executive Officer and Director

------------------------------------------------------------------------------

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Eric S. Nadeau, certify that:

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


Date: May 9, 2003

By:  /s/ Eric S. Nadeau
------------------------------------
Eric S. Nadeau
Chief Financial Officer and Vice President


------------------------------------------------------------------------------