Form 10QSB
period 2003-06-30
OHIO LEGACY CORP
filed 2003-08-14
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-31673

OHIO LEGACY CORP

(Exact name of small business issuer as specified in its charter)

OHIO	34-1903890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 West Liberty Street, Wooster, OH, 44691

(Address of principal executive offices)

(330) 263-1955

Issuer’s telephone number

As of August 8, 2003, the latest practicable date, 2,115,700 shares of the issuer’s Common Stock, without par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

OHIO LEGACY CORP

FORM 10-QSB

AS OF JUNE 30, 2003 AND FOR THE THREE AND SIX MONTHS THEN ENDED

SECOND QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHIO LEGACY CORP

CONSOLIDATED BALANCE SHEETS

As of June 30, 2003, and December 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$6,120,308	$5,301,451
Federal funds sold	9,745,000	10,418,000

Cash and cash equivalents	15,865,308	15,719,451
Securities available for sale	35,543,333	38,722,169
Loans, net	87,405,580	78,291,832
Federal Reserve Bank stock	537,900	318,900
Premises and equipment, net	2,116,961	2,185,108
Accrued interest receivable and other assets	1,012,021	810,017

Total assets	$142,481,103	$136,047,477

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,078,109	$4,992,413
Interest-bearing demand	7,862,407	7,206,953
Savings	42,141,977	39,886,817
Certificates of deposit	62,526,410	62,805,167

Total deposits	118,608,903	114,891,350
Other borrowed funds	—	105,000
Trust preferred securities	3,325,000	3,325,000
Capital lease obligations	980,174	983,439
Accrued interest payable and other liabilities	3,236,170	1,739,633

Total liabilities	126,150,247	121,044,422
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,115,700 and 1,965,700 shares issued and outstanding at June 30, 2003, and December 31, 2002, respectively	17,678,955	16,546,465
Accumulated deficit	(1,868,585)	(2,164,585)
Accumulated other comprehensive income	520,486	621,175

Total shareholders’ equity	16,330,856	15,003,055

Total liabilities and shareholders’ equity	$142,481,103	$136,047,477

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ending June 30, 2003 and 2002

(Unaudited)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2003	2002	2003	2002
Interest income:
Loans	$1,517,081	$1,259,810	$2,944,736	$2,312,449
Securities	353,978	381,649	794,215	646,456
Federal funds sold and other	33,669	40,118	63,516	73,158

Total interest income	1,904,728	1,681,577	3,802,467	3,032,063
Interest expense:
Deposits	787,398	934,415	1,627,272	1,746,423
Other borrowings	111,111	106,029	223,754	131,255

Total interest expense	898,509	1,040,444	1,851,026	1,877,678

Net interest income	1,006,219	641,133	1,951,441	1,154,385
Provision for loan losses	77,500	125,000	157,500	250,956

Net interest income after provision for loan losses	928,719	516,133	1,793,941	903,429
Noninterest income:
Service charges and other fees	85,696	59,653	152,256	116,211
Gain on sales of securities available for sale	16,640	—	74,489	—
Other income	2,322	2,042	4,976	3,823

Total other income	104,658	61,695	231,721	120,034
Noninterest expense:
Salaries and benefits	355,882	277,839	736,042	514,167
Occupancy and equipment	137,797	122,042	276,971	219,720
Professional fees	129,541	50,580	209,805	97,418
Franchise tax	46,197	22,106	94,997	48,369
Data processing	76,515	58,572	152,576	110,688
Marketing and advertising	25,650	21,980	53,897	37,848
Stationery and supplies	21,339	24,525	40,095	49,078
Other expenses	80,456	64,067	165,279	111,835

Total noninterest expense	873,377	641,711	1,729,662	1,189,123

Income before income taxes	160,000	(63,883)	296,000	(165,660)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$160,000	$(63,883)	$296,000	$(165,660)

Basic earnings (loss) per share	$0.08	$(0.07)	$0.14	$(0.17)
Diluted earnings (loss) per share	$0.08	$(0.07)	$0.14	$(0.17)
Basic weighted average shares outstanding	2,115,700	965,500	2,101,612	965,500
Diluted weighted average shares outstanding	2,118,674	965,500	2,103,450	965,500

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ending June 30, 2003 and 2002

(Unaudited)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2003	2002	2003	2002
Net income (loss)	$160,000	$(63,883)	$296,000	$(165,660)
Other comprehensive income:
Reclassification adjustment for amounts realized on securities sales included in net income	(16,640)	—	(74,489)	—
Net unrealized gain (loss) on available for sale securities arising during the period	77,324	432,390	(26,200)	190,329

Comprehensive income	$220,684	$368,507	195,311	$24,669

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ending June 30, 2003 and 2002

(Unaudited)

	For the Three Months Ending June 30		For the Six Months Ending June 30,
	2003	2002	2003	2002
Balance, beginning of period	$16,110,172	$6,572,512	$15,003,055	$6,916,350
Net income (loss)	160,000	(63,883)	296,000	(165,660)
Change in accumulated other comprehensive income	60,684	432,390	(100,689)	190,329
Proceeds from exercise of over-allotment option on 150,000 shares of common stock, net of offering costs of $142,510	—	—	1,132,490	—

Balance, end of period	$16,330,856	$6,941,019	$16,330,856	$6,941,019

See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ending June 30, 2003 and 2002

(Unaudited)

	For the Six Months Ending June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$296,000	$(165,660)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	123,327	98,661
Securities amortization and accretion	108,921	(22,957)
Provision for loan losses	157,500	250,956
Gain on sales of securities available for sale	(74,489)	—
Net change in:
Accrued interest receivable and other assets	(127,361)	(322,992)
Accrued interest payable and other liabilities	4,041	(20,438)
Deferred loan fees	30,000	11,701

Net cash provided (used) by operating activities	517,939	(170,729)
Cash flows from investing activities:
Purchases of securities available for sale	(23,625,690)	(23,999,175)
Maturities, calls and paydowns of securities available for sale	19,872,375	4,543,468
Proceeds from sale of securities available for sale	8,214,886	—
Purchase of Federal Reserve Bank stock	(219,000)	(68,800)
Net change in loans	(9,301,250)	(18,805,701)
Purchase of premises and equipment	(55,180)	(340,203)

Net cash used by investing activities	(5,113,859)	(38,670,411)
Cash flows from financing activities:
Net change in deposits	3,717,552	36,415,944
Repayment of capital lease obligations	(3,265)	(7,662)
Proceeds from (Repayments of) other borrowed funds	(105,000)	105,000
Proceeds from issuance of trust preferred securities, net of fees	—	3,245,000
Proceeds from issuance of common stock, net of offering costs	1,132,490	—

Net cash provided by financing activities	4,741,777	39,758,282

Increase (Decrease) in cash and cash equivalents	145,857	917,142
Cash and cash equivalents at beginning of period	15,719,451	8,698,438

Cash and cash equivalents at end of period	15,865,308	$9,615,580

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	1,840,497	1,879,263
Federal income taxes	—	—
Noncash transactions:
Building acquired under capitalized lease obligation	—	453,000
Commitments to purchase securities available for sale	2,515,000	—

See notes to the consolidated financial statements.

7.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiaries, Ohio Legacy Bank, NA (“Bank”) and Ohio Legacy Trust I (“Trust”), together referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with accounting principles generally accepted in the United States of America (“GAAP”). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2002 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Newly Issued Accounting Standards:

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 149 will not affect the Company’s financial condition or results of operation as it does not engage in derivative instruments. SFAS No. 150 did not affect the Company’s financial condition as the Company classified trust preferred securities as a liability prior to the issuance of the statement, commensurate with the conclusions of SFAS No. 150.

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

(Continued)

8.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2003	2002	2003	2002
BASIC:
Net income (loss)	$160,000	$(63,883)	$296,000	$(165,660)
Weighted average common shares outstanding	2,115,700	965,500	2,101,612	965,500

Basic earnings (loss) per share	$0.08	$(0.07)	$0.14	$(0.17)

DILUTED:
Net income (loss)	$160,000	$(63,883)	$296,000	$(165,660)
Weighted average common shares outstanding	2,115,700	965,500	2,101,612	965,500
Dilutive effect of stock options	2,974	—	1,838	—

Total common shares and dilutive potential common shares	2,118,674	965,500	2,103,450	965,500

Diluted earnings (loss) per share	$0.08	$(0.07)	$0.14	$(0.17)

During 2002, there were 87,000 options and 339,800 warrants outstanding that were not included in the calculation of diluted loss per share during 2002 because the effect of their exercise would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for 2002. Additionally, 339,600 stock warrants and 87,000 stock options were outstanding during 2003 but were not included in the computation of diluted earnings per share because the average market price of the Company’s common stock during the period was less than the exercise price of the warrants and options, rendering them antidilutive. These items will be included in the diluted earnings per share calculation when they become dilutive.

Stock Compensation: Employee compensation expense under all stock options and the stock warrants granted to the Company’s Board of Directors is reported using the intrinsic value method. Accordingly, no stock-based compensation expense is reflected in net income (loss) in the accompanying statements of operations as all options and warrants granted have an exercise price equal to the market price of the underlying common stock at the date of grant.

The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

(Continued)

9.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$160,000	$(63,883)	$296,000	$(165,660)
Deduct stock-based compensation expense determined under fair value based method	(70,633)	(63,933)	(167,673)	(156,933)

Pro forma net income (loss)	$89,367	$(127,816)	$128,327	$(322,593)

Basic earnings (loss) per share as reported	$0.08	$(0.07)	$0.14	$(0.17)
Pro forma basic earnings (loss) per share	$0.04	$(0.13)	$0.06	$(0.33)
Diluted earnings (loss) per share as reported	$0.08	$(0.07)	$0.14	$(0.17)
Pro forma diluted earnings (loss) per share	$0.04	$(0.13)	$0.06	$(0.33)

The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the assumptions used to value stock options granted during the six months ending June 30, 2003 and 2002, as of the grant date:

	2003 Stock Options	2002 Stock Options
Fair value, calculated	$2.77	$3.90
Exercise price	8.50	10.00
Risk-free interest rate, 10-year Treasury (CMT)	3.94%	4.95%
Expected stock price volatility	None	None
Expected dividend rate	None	None
Expected life	10 years	10 years

The fair value of the common stock warrants granted to directors in 2000 was determined to be $3.13, using the Black-Scholes options-pricing model at the date of grant.

(Continued)

10.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities available for sale at June 30, 2003, and December 31, 2002, were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2003
U.S. Government agencies and corporations	$10,492,936	$163,979	$(204)
Debt securities of U.S. corporations	508,227	1,846	—
Mortgage-backed securities	24,542,170	379,547	(24,682)

Total	$35,543,333	$545,372	$(24,886)

December 31, 2002
U.S. Government agencies and corporations	$15,163,967	$220,616	$(3,120)
Mortgage-backed securities	23,558,202	408,405	(4,726)

Total	$38,722,169	$629,021	$(7,846)

Contractual maturities of debt securities at June 30, 2003, were as follows. Balances are presented at fair value with the yield calculated on amortized cost:

	Maturing
	One Year or Less		One Through Five Years		After Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)
U.S. Government agencies and corporations	$—	—%	$4,841	4.28%	$5,652	3.54%
Debt securities of U.S. corporations	508	3.38	—	—	—	—
Mortgage-backed securities	—	—	—	—	24,542	3.99

Total	$508	3.38%	$4,841	4.28%	$30,194	3.91%

Proceeds from the sales of securities during the three and six months ending June 30, 2003, were $2,036,169 and $8,214,886, respectively. The gain recognized on sales during the three and six months ending June 30, 2003, was $16,640 and $74,489, respectively. No securities were sold during the six months ending June 30, 2002.

(Continued)

11.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans, by collateral type, were as follows at June 30, 2003, and December 31, 2002:

	June 30, 2003		December 31, 2002
	Balance	Percent	Balance	Percent
Residential real estate	$32,482,775	36.8%	$31,345,865	39.6%
Multifamily residential real estate	6,463,697	7.3	6,732,072	8.5
Commercial real estate	21,005,666	23.7	18,385,467	23.2
Construction	5,949,222	6.7	4,636,473	5.8
Commercial	12,924,996	14.6	10,205,592	12.9
Consumer and home equity	9,677,183	10.9	7,925,119	10.0

Total loans	88,503,539	100.0%	79,230,588	100.0%

Less: Allowance for loan losses	(966,413)		(837,210)
Net deferred loan fees	(131,546)		(101,546)

Loans, net	$87,405,580		$78,291,832

Activity in the allowance for loan losses for the three months ended June 30 was as follows:

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2003	2002	2003	2002
Balance, beginning of period	$890,767	$511,879	$837,210	$385,923
Provision for loan losses	77,500	125,000	157,500	250,956
Loans charged-off	(2,779)	(1,746)	(30,568)	(1,746)
Recoveries	925	—	2,271	—

Balance, end of period	$966,413	$635,133	$966,413	$635,133

Allowance for loan losses, percent of total loans			1.09%	0.90%

Two loans were on nonaccrual status with total balances of $33,000 at June 30, 2003. An additional $2,000 was past due 90 days or more and was still accruing interest at June 30, 2003. There were no loans on nonaccrual status or past due 90 days or more and accruing interest at December 31, 2002.

NOTE 4 – COMMON STOCK OVER-ALLOTMENT ISSUANCE

In December 2002, the Company offered 1,000,000 shares of common stock in a public offering (“2002 Offering”). In conjunction with the 2002 Offering, the Company’s underwriter, Friedman Billings Ramsey (“FBR”), had an option to purchase an additional 150,000 shares at the offering price of $8.50 to cover over-allotments. On January 17, 2003, FBR exercised the option to purchase all 150,000 shares. The over-allotment issuance resulted in proceeds of $1,132,490, net of $142,510 in offering costs.

(Continued)

12.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan that was approved by the Company’s shareholders. A total of 200,000 common shares are available for grants under the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

On February 18, 2003, the Board authorized the grant of 44,250 options to employees and directors. Each nonemployee director received 1,000 nonqualified options that vested immediately. Employees were granted a total of 33,250 nonqualified stock options that will vest over a three-year period. The exercise price of the options granted was $8.50 per share, which was the market value of the Company’s common stock on the date of the grant. All options expire ten years from the date of the grant. In the event of a change in control of the Company, outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. At June 30, 2003, and December 31, 2002, there were 130,750 and 87,000 options outstanding, respectively, of which 47,167 and 11,000 were exercisable.

The Company granted 147,300 warrants to the Board of Directors and organizers of the Company (“Director Warrants”) at the time of closing of the Company’s initial stock offering in October 2000. The Director Warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each Director Warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At June 30, 2003, and December 31, 2002, there were 98,200 exercisable Director Warrants.

NOTE 6 – COMMON STOCK WARRANTS

As part of the October 2000 initial offering of the Company’s common stock, the Company issued to shareholders one stock warrant for every five shares of stock purchased, resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Company at $0.10 per warrant. If called, each holder of a warrant must exchange the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. Through June 30, 2003, there have been 700 warrants exercised.

(Continued)

13.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – OFF-BALANCE SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2003, and December 31, 2002:

	June 30, 2003	December 31, 2002
Commitments to make loans:
Variable-rate	$13,878,000	$6,752,000
Fixed-rate	2,799,000	1,473,000
Unused lines of credit, variable-rate	$11,448,000	$8,908,000

Commitments to make loans generally are made for periods of 30 days or less. The fixed-rate loan commitments have interest rates ranging from 5.00% to 8.25% at June 30, 2003, and 6.00% to 7.75% at December 31, 2002.

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

NOTE 8 – REGULATORY MATTERS

After a regular examination of the Bank in early 2002 by the Office of the Comptroller of the Currency (“OCC”), the Bank entered into a formal agreement with the OCC on June 18, 2002 (“OCC Agreement”). Under the OCC Agreement, the Bank must adopt and implement certain plans, policies and strategies, including a strategic plan and a related staffing plan, improved management information systems and information security programs and an independent, ongoing review system for the Bank’s loan portfolio. In addition, under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets.

In response to the OCC Agreement, the Bank has submitted a strategic plan and a three-year capital program that includes a plan for maintaining capital at the specified levels, sources and types of additional capital considering growth projections and contingency plans should primary sources of capital become unavailable. The Company has engaged a consulting company to assist with the development of a comprehensive staffing plan. The staffing plan will be submitted to the OCC during the third quarter of 2003.

Under the agreement, until the Bank receives notice from the OCC that the Bank has complied with the strategic and staffing plans and has received no supervisory objection to the capital plan, the Bank’s average asset growth cannot exceed 5% per calendar quarter. Additionally, although the Bank’s capital ratios at June 30, 2003, and December 31, 2002, met the provisions to be considered “well capitalized,” it can not be considered “well-capitalized” while under the terms of the OCC Agreement.

(Continued)

14.

Item 2.	Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition as of June 30, 2003, and December 31, 2002, and its results of operations for the three and six months ending June 30, 2003 and 2002. This discussion is provided to give readers an overview of Ohio Legacy Corp’s operating results and financial condition. This analysis should be read in conjunction with the consolidated financial statements and related footnotes. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiaries, Ohio Legacy Bank, N.A. (“Bank”) and Ohio Legacy Trust I (“Trust”). We have rounded the amounts disclosed in this section to promote ease in reading.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis (“MD&A”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as: “may,” “might,” “could,” “would,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project” or “continue” or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, results of operations, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

•	anticipated changes in industry conditions created by state and federal legislation and regulations;

•	compliance with the OCC Agreement or expected relief from the restriction on asset growth mandated by the OCC Agreement,

•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	retention of our existing customer base and our ability to attract new customers;

•	the development of new products and services and their success in the marketplace;

•	the adequacy of the allowance for loan losses; and

•	statements regarding our anticipated loan and deposit growth, expense levels, liquidity and capital resources and projections of when we will achieve positive full-year earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this report include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.

(Continued)

15.

BACKGROUND

Formed in 1999, Ohio Legacy Corp is a bank holding company that owns all of the common stock of Ohio Legacy Bank, NA, and Ohio Legacy Trust I. The Bank provides a full range of traditional commercial and consumer banking services for small to medium-sized businesses as well as retail customers. The Trust is a special purpose entity formed by Ohio Legacy Corp in March 2002 for the sole purpose of issuing 8.25% trust preferred securities, the proceeds of which were infused into the Bank as a capital contribution. The Company has experienced strong growth due to what management believes are competitive pricing strategies and referrals from existing customers. As a result, operating results for the three and six months ending June 30, 2003 and 2002, may not be entirely comparable. Management believes the Company’s financial condition and results of operations are as expected for a newly-formed financial institution.

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

We consider various factors, including portfolio risk, economic environment and loan delinquencies, in our determination of the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and, since June 30, 2002, on a quarterly basis by an independent third party. Delinquency is not material at this time. Given the fact that the Bank began operations in October 2000 and, necessarily, we lack sufficient historical data from our loan portfolio, we have utilized peer information and current economic conditions to evaluate the adequacy and required balance of our allowance for loan losses. As a guideline, we have targeted the following loan loss reserve levels by type of loan: commercial and consumer loans—2.0%; commercial real estate loans—1.5%; and residential mortgage loans—0.4%. We are in the process of re-evaluating the allowance for loan loss methodology as the Bank’s loan portfolio has aged somewhat and we have enhanced our loan review procedures.

FINANCIAL CONDITION

Assets. At June 30, 2003, total assets were $142.5 million, as compared to $136.0 million at December 31, 2002. This increase was funded by a growth in deposits of $3.7 million and the over-allotment issuance of 150,000 shares of the Company’s common stock, which resulted in proceeds of $1.1 million, net of offering costs. Additionally, approximately $2.5 million of security purchases were made at the end of June 2003 which had not settled as of the balance sheet date. The funds due related to these purchases were recorded in other liabilities.

The Bank’s asset growth is restricted by the OCC Agreement (see Note 8 in Notes to the Consolidated Financial Statements include herein). Under the OCC Agreement, the Bank’s average assets may not increase by more than 5% during each calendar quarter. The restriction will remain in place until the OCC (1) notifies the Bank that it does not object to the Bank’s capital plan and (2) agrees that the Bank has achieved compliance with the strategic and staffing plans submitted by management to the OCC.

Securities. Total securities decreased by $3.2 million during the first six months of 2003. The decrease in securities came through sales transactions and the calls of agency notes; the proceeds of which were used to fund loan growth.

We anticipate continued growth in loan originations through the remainder of 2003 and, thus, have given preference to short-term callable notes and mortgage-backed securities to provide an additional source of liquidity through expected calls and principal paydowns. As interest rates rise in the future, the cash flows from the securities portfolio will be reinvested in securities offering higher yields. We are considering diversification of our investment portfolio through highly-rated corporate securities that may provide a higher, risk-adjusted yield, and municipal

(Continued)

16.

issues, which would provide tax-sheltered income in anticipation of our emergence from operating losses and the subsequent assessment of federal income taxes as net operating loss carryforwards are depleted.

During the first half of 2003 we sold $8.2 million of securities to meet liquidity demands for loans and the potential runoff from maturities of certificates of deposit. We had commitments to purchase securities in the amounts of $2.5 and $1.0 million at June 30, 2003, and December 31, 2002, respectively, which are reported in “Accrued interest payable and other liabilities.” Although we do not maintain a trading securities portfolio, we may need to sell securities to fund short-term liquidity requirements. As a result, we have preferred highly marketable, relatively short-term securities to reduce our exposure to price risk.

Loans. At June 30, 2003, total loans (before the allowance for loan losses and deferred fees) were $88.5 million, an increase of $9.3 million from December 31, 2002. We experienced growth in all loan categories with increases of $2.7 million in commercial loans and $2.6 million in commercial real estate loans leading the growth in the loan portfolio during the first half of the year. We believe the growth in the commercial and commercial real estate loan portfolios has been the outcome of our concerted effort to provide quality service on a timely basis. This growth also reflects our strategy toward weighting the Bank’s loan portfolio toward commercial and commercial real estate loans. We believe the optimal mix for the Bank’s loan portfolio under our strategic plan, based on intent of the loan, is 65% commercial, commercial real estate and multifamily real estate, 25% residential real estate and construction loans and 10% consumer loans. Note 3 to the Consolidated Financial Statements presents our loan portfolio based on collateral type, rather than intent.

The growth in our loan portfolio in 2003 is being affected by pricing pressure from competitors that is impacting our ability to generate new loans and retain our current loan customers. For example, approximately $25.3 million of new loan originations were funded during the first quarter of 2003. However, principal repayments and payoffs reduced net growth in total loans to $9.3 million as our customers shopped for lower rates offered by our competitors.

We are mindful of maintaining or improving our yield on loans and net interest margin overall. We have been reluctant to sacrifice underwriting standards to book higher-yielding loans and are unwilling, currently, to lock in low-rate assets over the three- to five-year horizon. Nonetheless, we may encounter a reduction in our loan yield in the short-term as we may need to offer competitive variable-rate products to generate growth and improve our loans to deposits ratio. Additionally, we have been, and may continue to, modify existing loans to retain customers and look forward to future higher yields as general interest rates rise and our loan portfolio rates reprice upward.

We plan to hire additional lenders during the second half of 2003. The new hires will be experienced in commercial lending and will be charged with furthering our penetration within our existing markets and accelerating our loan growth.

Allowance for loan losses and asset quality. During the first half of 2003, the allowance for loan losses increased to $966,000, or 1.09% of total loans at June 30, 2003, from $837,000, or 1.06% of total loans at December 31, 2002. Asset quality remained strong during the first half of 2003; however, at June 30, 2003, one loan was past due greater than 90 days and still accruing interest with a balance of $2,000. Two loans with a balances totaling $33,000 were moved to nonaccrual status. Charge-offs during the first half of this year totaled $31,000, all within our consumer loan portfolio, with recoveries of previously charged-off loans of $2,000. The Bank had no impaired loans, no nonperforming loans and no loans on nonaccrual status at December 31, 2002. Though the entire allowance for loan losses is available for losses on all loan types, management allocated the allowance for loan losses at June 30, 2003, as follows: 44.2% to residential and multifamily real estate loans, 38.5% to commercial real estate and home equity loans, 14.7% to commercial loans and 2.6% to non-mortgage consumer loans. See “Significant Accounting Policies—Allowance for loan losses” above.

Accrued interest receivable and other assets. Accrued interest receivable increased as a result of higher balances of securities and loans at June 30, 2003, compared to December 31, 2002. Additionally, prepaid franchise tax expense was higher as of June 30, 2003, compared to December 31, 2002, as the tax is paid early in the year and balance is amortized to $0 over a calendar year.

(Continued)

17.

Deposits. Total deposits increased $3.7 million during the quarter to $118.6 million at June 30, 2003. We have been competitive but not aggressive in pricing our deposit products during 2003 as we are restricted in our operations by the OCC Agreement, which, along with triggering other regulatory requirements, limits our average asset growth to no more than 5% per calendar quarter. Once the OCC removes the asset growth restriction, we will begin to offer more robust deposit products and will seek growth in deposits by offering more competitive rates.

Certificates of deposit accounts (“CDs”) comprised 53% and 55% of our deposit portfolios at June 30, 2003, and December 31, 2002, respectively. We have experienced significant turnover in our CD portfolio during the first half of 2003; approximately 27% of our portfolio matured between January and June 2003. However, we have been successful in keeping a high percentage of those accounts in the Bank with what we believe to be consistently strong customer service and competitive rates. Our CD portfolio decreased $300,000 during this period to $62.5 million at June 30, 2003. In the current low interest rate environment, customers are showing a preference to invest in short-term CDs when their accounts mature. Additionally, as the Bank is approaching its third anniversary, a number of three-year-term CD products offered when the Bank opened are nearing maturity.

The convergence of these scenarios has shortened the average remaining life of our CD portfolio to 11 months at June 30, 2003, from 13 months at December 31, 2002. The weighted average rate of the CDs scheduled to mature over the next 12 months was 3.75%. At June 30, 2003, the average rate currently offered on new, like-kind certificates of deposit was 1.91%. The Company has the opportunity to significantly improve its net interest margin and interest spread over the next 12 months if the current low interest rate environment continues and we can retain customers once their accounts mature. However, the largest pool of maturities over the next twelve months will occur between February and June 2004. That pool also carries the highest average rate. There can be no assurances interest rates offered to our customers in the future will be comparable to the current rate environment and, should interest rates increase over the next twelve months, the Company may not benefit from these high rate maturities as the accounts may not reprice downward significantly, if at all.

Other borrowings. During the first quarter of 2002, we created Ohio Legacy Trust I for the sole purpose of issuing trust preferred securities. The trust preferred securities carry a fixed interest rate or 8.25% and will mature on June 30, 2022 (they are callable by the Company beginning June 30, 2007). The issuance generated $3,245,000, net of deferred financing fees, of which $3,100,000 was contributed to the Bank as capital. In conjunction with the offering of the trust preferred securities, we borrowed $105,000 to provide initial capital for the Trust. The note matured in March 2003 and was repaid.

Accrued interest payable and other liabilities. At June 30, 2003, and December 31, 2002, we had commitments to purchase securities available for sale of $2.5 million and $1.0 million, respectively. These amounts were recorded as liabilities at the balance sheet dates and accounted for almost all of the increase in other liabilities. Accrued interest payable increased slightly as a result of higher deposit balances at June 30, 2003, compared to December 31, 2002, offset somewhat by lower rates.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2003

We recorded our fourth consecutive profitable quarter during the second quarter of 2003, earning $160,000, or $0.08 per share. This compares to a loss in the second quarter of 2002 of ($64,000), or ($0.07) per share.

(Continued)

18.

Net interest income. During the three months ended June 30, 2003, net interest income was $1.0 million compared to $641,000 during the second quarter of 2002, primarily as a result of a higher balance of interest-earning assets. Net interest margin improved to 3.09% in 2003 from 2.38% in the second quarter of 2002 and interest rate spread improved to 2.75% during the second quarter of 2003 compared to 2.19% during the second quarter of 2002.

The following table sets forth information relating to our average balance sheets and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Three months ending June 30,
	2003			2002
	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ Rate
(Dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$8,591	$26	1.21%	$8,752	$36	1.66%
Securities available for sale (1)	37,142	354	3.87	30,050	381	5.12
Federal Reserve Bank stock	510	8	6.03	261	4	6.01
Loans (2)	84,898	1,517	7.17	68,945	1,260	7.33

Total interest-earning assets	131,141	1,905	5.85	108,008	1,681	6.24

Noninterest-earning assets	7,897			5,806

Total assets	$139,038			$113,814

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,155	22	1.23	$5,649	27	1.94
Savings accounts	39,901	150	1.50	38,269	319	3.34
Money market accounts	2,519	5	0.84	3,599	14	1.54
Certificates of deposit	62,361	611	3.93	50,998	574	4.52

Total interest-bearing deposits	111,936	788	2.82	98,515	934	3.80
Other borrowings	4,306	111	10.35	4,420	106	9.62

Total interest-bearing liabilities	116,242	899	3.10	102,935	1,040	4.05

Noninterest-bearing demand deposits	5,835			3,912
Noninterest-bearing liabilities	741			210

Total liabilities	122,818			107,057
Shareholders’ equity	16,220			6,757

Total liabilities and shareholders’ equity	$139,038			$113,814

Net interest income; interest-rate spread (3)		$1,006	2.75%		$641	2.19%

Net earning assets	$14,899			$5,073

Net interest margin (4)			3.09%			2.38%
Average interest-earning assets to interest-bearing liabilities	1.13x			1.05x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets during 2003. The Company had no non-accrual loans during 2002.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The yield on interest-earning assets fell to 5.85% during the second quarter of 2003 compared to 6.24% in the second quarter of 2002. A shift from securities to loans during the second quarter of 2003 kept the yield steady compared to the 5.82% earned during the first quarter of 2003. The yield earned on federal funds sold has fallen with the general decline in interest rates as the Federal Reserve Bank lowered their targeted rate for federal funds through 2002 and 2003. Although at June 30, 2003, approximately 62% of our securities portfolio is fixed rate, approximately 69% of the portfolio is invested in mortgage-backed securities that provide monthly principal paydowns. The decline in mortgage rates during 2002 and 2003 has caused an increase in prepayments on the mortgage-backed securities as consumers refinanced their mortgages. As interest rates declined, the principal payments we received were reinvested in newly issued mortgage-backed securities and U.S. Government agency

(Continued)

19.

notes issued at lower interest rates. Additionally, almost all callable agency securities have been called at their first call date, compounding the impact of repurchasing new securities at lower replacement yields.

The yield on loans declined slightly during the second quarter of 2003 compared to the second quarter of 2002. At June 30, 2003, approximately 64% of our loan portfolio is variable rate, with 20% of all loans based on the Prime rate that may reprice the month following a change in the Prime rate. The rest of the variable-rate loans are based on the one, three or five-year Treasury note rates and reprice less frequently. Initial interest rates on our loans tend to be higher than the index rate plus the contracted margin. The reduction in short-term rates, especially the Prime rate, in late June will have some impact on our loan yield. While only 20% of our loan portfolio is based on Prime, the overall rate environment will probably lower the yields on new loans added during the third quarter of 2003.

Interest expense. Although the average balances of low-cost core deposits (demand, savings and money market accounts) has increased in 2003 compared to 2002, we are still heavily dependent on higher-costing certificates of deposit. The average cost of funds of core deposits fell 161 basis points, or 53%, for the second quarter of 2003 compared to the second quarter of 2002. At the same time, the cost of CDs fell only 59 basis points, or 13%. As noted earlier, we have a pool of CDs offered in early-2001 with an above market rate and permitted customers to contribute to the account at their original interest rate. This pool comprises 40% of our CD portfolio at June 30, 2003, and carries an average rate of 5.13%. This product will begin to roll off in early 2004; however, continuing contributions to the original accounts are reducing the impact of interest margin gains to be earned as other CD products reprice downward.

The Company’s overall cost of funds declined to 3.10% in the second quarter of 2003, compared to 4.05% in the second quarter of 2002. As noted above, the decrease in the cost of deposits was driven by lower core deposit rates, led by a 55% decline in the cost of savings accounts. The rate of other borrowings increased in 2003 compared to the first quarter of 2002 as a result of the opening of our Millersburg office in early 2002, a portion of which is accounted for as a capital lease.

Provision for loan losses. The provision for loan losses charged to operations was based on our evaluation of portfolio risk and economic factors. As noted earlier under “Significant Accounting Policies,” the short length of time that the Bank has been in existence provides little historical data to utilize in determining the required level of the allowance for loan losses. The Bank has utilized peer information and current economic trends to evaluate the appropriate provision for loan losses for the period.

Although the provision for loan losses during the second quarter of 2003 fell to $78,000, compared to $125,000 in the second quarter of 2002, the allowance as a percentage of total loans increased to 1.09% from 1.06% at December 31, 2002, and 0.90% at June 30, 2002. We believe the allowance for loan losses at June 30, 2003, is adequate to absorb losses inherent in the loan portfolio.

Noninterest income. Total noninterest income was $105,000 for the three months ended June 30, 2003, compared to $62,000 for the same period in 2002. The 2003 amount includes $17,000 of gains from the sales of securities. The Bank may need to sell securities in the future to meet loan and deposit demands and has structured its securities portfolio accordingly. Annualized noninterest income, excluding gains on securities sales, improved as a percent of average assets to 0.25% during the second quarter of 2003 compared to 0.22% during the second quarter of 2002 and 0.20% during the first quarter of 2003. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased to $873,000 for the three months ended June 30, 2003, as compared to $642,000 for the same period in 2002. The Company’s efficiency ratio improved to 79.8% during the second quarter of 2003 compared to 91.3% during the second quarter of 2002 while annualized noninterest expense as a percent of average assets was 2.51% in the second quarter of 2003 compared to 2.26% in 2002. This dichotomy is caused by the significant improvement in the Company’s net interest margin as a result of falling deposit rates outweighing the increase in overhead expenses and slower asset growth.

Salaries and benefits are higher in 2003 reflecting a higher level of employment at the Bank, including the hiring of two new members of management and additional support staff hired during the second half of 2002 to support the

(Continued)

20.

lending function and the Millersburg branch launched in early 2002. Salaries and benefits will continue to increase as the Bank hired a Chief Operations Officer (“COO”) in July 2003 and plans to hire additional lenders during the second half of this year. However, these investments should provide for higher profitability in the future through the increase in loan volume generated by the addition of lenders and improvement in overhead efficiency to be gained through the dedicated oversight and standardization of operations in each of the Bank’s offices by the COO.

Professional fees have increased as the Bank utilized outside consultants to assist management with the OCC Agreement, described below, and enhance the corporate governance and oversight responsibilities of management and the Board of Directors under the requirements of the Sarbanes-Oxley Act and new rules promulgated by the National Association of Securities Dealers. Management expects professional fees to increase over prior year comparable quarters as the Company continues to address the compliance and information technology reviews required by the OCC Agreement.

Ohio franchise tax is assessed on the Bank based on its capital balance. The trust preferred securities and common stock offerings in 2002 resulted in capital contributions to the Bank; therefore, franchise taxes are higher in 2003. Management balanced the timing of capital contributions to the Bank to maximize regulatory lending capacity and minimize franchise tax assessment considering the common stock offering closed in late December 2002.

All the remaining noninterest expense categories increased $50,000 due to increases in overhead associated with the continued growth in the Bank’s customer base, including data processing costs, coupled with improvements in customer service levels in our market areas.

Income tax benefit (expense). The income tax benefit (expense) has not been reflected in the consolidated financial statements due to our cumulative operating losses since the Company’s inception. A valuation allowance has been recorded to offset deferred tax assets. When we believe that it is more likely than not that the income tax benefit will be used by the Company, the valuation allowance will be reduced and a tax benefit will be realized. At December 31, 2002, the valuation allowance for our net deferred tax asset was $707,000.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2003

Net income during the first six months of 2003 was $296,000, or $0.14 per share compared to a loss of ($166,000), or ($0.17) per share during the same period in 2002.

Net interest income. During the six months ended June 30, 2003, net interest income was $2.0 million compared to $1.2 million during the first half of 2002, primarily as a result of a higher balance of interest-earning assets. Net interest margin improved to 3.01% in 2003 from 2.39% in the first six months of 2002 and interest rate spread improved to 2.65% during the first half of 2003 compared to 2.17% during 2002.

(Continued)

21.

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

	Six months ending June 30,
	2003				2002
	Average outstanding balance	Interest earned/ paid		Yield/ Rate	Average outstanding balance	Interest earned/ paid		Yield/ Rate
(Dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold	$8,431	$50		1.19%	$7,990	$66		1.66%
Securities available for sale (1)	39,627	794		4.10	25,248	646		5.16
Federal Reserve Bank stock	452	13		6.05	241	7		6.00
Loans (2)	82,561	2,945		7.19	63,682	2,313		7.32

Total interest-earning assets	131,071	3,802		5.87	97,161	3,032		6.29

Noninterest-earning assets	7,038				5,619

Total assets	$138,109				$102,780

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,424	47		1.27	$5,177	57		2.22
Savings accounts	38,383	325		1.71	31,878	536		3.36
Money market accounts	2,752	12		0.87	3,954	31		1.58
Certificates of deposit	63,066	1,243		3.98	48,275	1,123		4.65

Total interest-bearing deposits	111,625	1,627		2.94	89,284	1,747		3.91
Other borrowings	4,308	224		10.47	2,598	131		10.10

Total interest-bearing liabilities	115,933	1,851		3.22	91,882	1,878		4.12

Noninterest-bearing demand deposits	5,679				3,444
Noninterest-bearing liabilities	830				704

Total liabilities	122,442				96,030
Shareholders’ equity	15,667				6,750

Total liabilities and shareholders’ equity	$138,109				$102,780

Net interest income; interest-rate spread (3)		$1,951		2.65%		$1,154		2.17%

Net earning assets	$15,138				$5,279

Net interest margin (4)				3.01%				2.39%
Average interest-earning assets to interest-bearing liabilities		1.13	x			1.06	x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets during 2003. The Company had no non-accrual loans during 2002.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The yield on interest-earning assets fell to 5.87% during the first half of 2003 compared to 6.29% in 2002. The yields on federal funds sold and securities fell in 2003 as a result of the lower interest rate environment and the reinvestment of proceeds from security calls and accelerated prepayments on mortgage-backed securities at lower rates.

The yield on loans declined slightly during the first half of 2003 compared to 2002. Although interest rates declined over the periods presented, approximately 36% of our portfolio was fixed rate and only 20% of all loans were based on the Prime rate. The rest of the variable-rate loans are based on one, three or five-year Treasury notes which reprice less frequently. As a result, a large number of the loans originated during 2001 and 2002 have not yet repriced to lower rates.

Interest expense. The Company’s overall cost of funds declined to 3.22% in the first six months of 2003, compared to 4.12% in 2002. As noted earlier, the decrease in the cost of deposits was driven by lower core deposit rates and the repricing of maturing CD accounts at lower rates. The rate and volume of other borrowings increased in 2003 compared to the first quarter of 2002 as a result of the opening of our Millersburg office in early 2002, a portion of

(Continued)

22.

which is accounted for as a capital lease, and the issuance of $3.3 million of trust preferred securities in March of 2002. The trust preferred securities carry a fixed rate of 8.25%.

Provision for loan losses. The provision for loan losses during the first half of 2003 was $158,000, compared to $251,000 in 2002 as growth in the loan portfolio was slower in 2003 than in 2002. The slower growth in 2003 was a result of an uncertain and slow economy and the early payoff of a number of commercial and residential loans as customers refinanced with competitors. However, the allowance as a percentage of total loans increased to 1.09% from 1.06% at December 31, 2002, and 0.90% at June 30, 2002. Charge offs during the first six months of 2003 totaled $31,000, offset by $2,000 in recoveries, compared to $2,000 of charge-offs in 2002.

Noninterest income. Total noninterest income was $232,000 for the six months ended June 30, 2003, compared to $120,000 for the same period in 2002. The 2003 amount includes $74,000 of gains from the sale of securities. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased to $1.7 million for the six months ended June 30, 2003, from $1.2 million for the same period in 2002. The Company’s efficiency ratio improved to 82.0% during the first half of 2003 compared to 93.3% during the first half of 2002. Annualized noninterest expense as a percent of average assets was 2.50% in 2003 compared to 2.31% in 2002.

Salaries and benefits are higher in 2003, reflecting a higher level of employment at the Bank, including the hiring of two new members of management and additional support staff hired during the second half of 2002 to support the lending function and the Millersburg branch launched in early 2002. Occupancy and expense costs are higher in the first half of 2003 as the 2002 number has only three months of operations at the Millersburg office.

Professional fees have increased as the Bank utilized outside consultants to assist management with the OCC Agreement, described below, and enhance the corporate governance and oversight responsibilities of management and the board of directors under the requirements of the Sarbanes-Oxley Act and new rules promulgated by the National Association of Securities Dealers. Management expects future professional fees to increase over prior year comparable quarters as the Company continues to address the compliance and information technology reviews required by the OCC Agreement.

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

All the remaining noninterest expense categories increased $103,000 due to increases in overhead associated with the continued growth in the Bank’s customer base, including data processing costs, coupled with improvements in customer service levels in its market areas.

(Continued)

23.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of June 30, 2003, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Six months	Year ended December 31,
	2003	2004	2005	2006	2007	Thereafter
(Dollars in thousands)
Deposits without maturity	$56,082	$—	$—	$—	$—	$—
Certificates of deposit	12,045	45,954	2,657	921	725	224
Trust Preferred Securities (1)	—	—	—	—	—	3,325
Capital lease obligations (2)	80	160	160	168	179	1,700
Operating leases	65	126	129	140	141	721

(1)	The Trust Preferred Securities are callable at par, at the Company’s option, on March 31, 2007.
(2)	Includes $1,467 of amounts allocable to interest payments over the remaining term of the leases.

Note 7 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit to borrowers under lines of credit and employment agreements with certain executive officers.

At June 30, 2003, and December 31, 2002, we had no unconsolidated, related special purpose entities, nor did we engage in derivatives or hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits us from engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management program.

LIQUIDITY

“Liquidity” refers to our ability to fund loan demand and customers’ deposit withdrawal needs and to meet other needs for cash. The purpose of liquidity management is to assure sufficient cash flow to meet all of our financial commitments and to capitalize on opportunities for business expansion in the context of managing the Bank’s interest rate risk exposure. This ability depends on our financial strength, asset quality and types of deposit and investment instruments we offer to our customers.

Our principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale, borrowings from the Federal Home Loan Bank and capital transactions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. We maintain investments in liquid assets based upon management’s assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and objectives of our asset/liability management program.

Cash and cash equivalents increased $146,000 during the first half of 2003 to $15.9 million at June 30, 2003, compared to $15.7 million at December 31, 2002. Cash and cash equivalents and securities available for sale represented 36.1% of total assets at June 30, 2003, and 40.0% of total assets at December 31, 2002. As cash and cash equivalents generated from deposits and capital is used to fund loans, we anticipate liquidity will further decrease. Accordingly, we monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities. We believe our current liquidity level, including contingency funding available through borrowing facilities, is sufficient to meet anticipated future growth in loans and deposits under our strategic plan and to maintain compliance with regulatory capital ratios and requirements mandated by the OCC Agreement.

(Continued)

24.

CAPITAL RESOURCES

Total shareholders’ equity was $16.3 million at June 30, 2003, an increase of $1.3 million from December 31, 2002. The increase was a result of the over-allotment issuance of 150,000 shares of the Company’s common stock, which resulted in net proceeds of $1.1 million and net income of $296,000. The $101,000 decrease in accumulated other comprehensive income in the six months of 2003 reflected a reduction in unrealized gains on securities available for sale as some gains were realized during the period through sales transactions.

Banks, including the Company’s subsidiary, Ohio Legacy Bank, N.A., are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

“Tier 1 capital” is total shareholders’ equity less any intangible assets. “Tier 2 capital” is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets). “Total capital” is made up of Tier 1 Capital and Tier 2 Capital.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. Furthermore, as part of the Bank’s approval by the regulatory agencies, it is prohibited from paying dividends to Ohio Legacy for a period of three years after inception without prior written non-objection by the OCC.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$18,719	21.1%	$7,087	8.0%	$8,858	10.0%
Tier 1 capital to risk-weighted assets	17,753	20.0	3,543	4.0	5,315	6.0
Tier 1 capital to average assets	17,753	12.8	5,546	4.0	6,932	5.0

Under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. The following table summarizes the Bank’s actual capital amounts and the amounts required under the OCC Agreement at June 30, 2003:

	Actual		As Required By the OCC Agreement
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets	$17,753	20.0%	$9,744	11.0%
Tier 1 capital to average assets	17,753	12.8	11,092	8.0

Although the Bank’s capital ratios at June 30, 2003, met the provisions to be considered “well capitalized,” it may not be considered “well-capitalized” while under the terms of the OCC Agreement.

(Continued)

25.

Item 3.	Contro ls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of the Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no matters required to be reported under this item.

Item 2.	Changes in Securities.

There are no matters required to be reported under this item.

Item 3.	Defaults Upon Senior Securities.

There	are no matters required to be reported under this item.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the period covered by this report, the Company delivered to its stockholders the Company’s Notice of Annual Meeting of Shareholders held on April 24, 2003 (“Proxy Statement”), to vote on the following items:

1.	To elect four (4) Class I directors to serve until the 2006 annual meeting and until their successors are elected and qualified.

2.	To consider and approve a proposal to increase the number of authorized Common Shares, without par value, of the Company from 2,500,000 to 5,000,000 shares, and to approve an amendment to the Company’s Articles of Incorporation to reflect such increase.

(Continued)

26.

With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of elections tabulated the following votes:

1.	Election of Directors

Nominee for Office	For	Against	Abstain
William T. Baker	1,902,529	—	1,500
J. Edward Diamond	1,901,529	—	2,500
L. Dwight Douce, President and Chief Executive Office	1,901,529	—	2,500
Daniel H. Plumly, Chairman of the Board	1,900,529	—	3,500

Board	members continuing in service were:

D. William Allen	Gregory A. Long
Benjamin M. Mast	Robert F. Belden
Thomas W. Schervish	Steven G. Pettit
Scott J. Fitzpatrick	Randy G. Jones
Michael D. Meenan

2.	Increase the number of authorized Common Shares

For	Against	Abstain
1,875,459	15,900	12,670

Item 5.	Other Information.

There	are no matters required to be reported under this item.

(Continued)

27.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document

3.1	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2*	Code of Regulations of Ohio Legacy Corp

4.1*	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2*	Form of Organizer Stock Purchase Warrant

4.3*	Form of Public Stock Purchase Warrant

10.1*	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2**	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3*	Employment Agreement with Mr. Douce

10.4*	Employment Agreement with Mr. Pettit

10.5*	Lease Agreement dated August 24, 1999 by and between Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6*	Lease Agreement dated November 30, 1999 by and between Schoeppner Properties and Ohio Legacy Corp

10.7***	Employment Agreement with Mr. Boss

10.8***	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9****	Agreement By And Between Ohio Legacy Bank, National Association, Wooster, Ohio, and the Office of the Comptroller of the Currency, dated June 18, 2002

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Operations on page 4 and Note 1 of Notes to the Consolidated Financial Statements on page 9, hereof)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* -	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
** -	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
*** -	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002
**** -	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003

(b) Reports on Form 8-K.

On April 30, 2003, the Company furnished a Form 8-K under “Item 10. Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics” regarding the adoption of a Code of Ethics for Senior Financial Officers of Ohio Legacy Corp.

On May 2, 2003, the Company furnished a Form 8-K under “Item 9. Regulation FD Disclosure” regarding its press release disclosing the Company’s first quarter 2003 earnings.

28.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP (Registrant)

Date: August 8, 2003	By:	/s/ L. DWIGHT DOUCE
L. Dwight Douce, President, Chief Executive Officer and Director

Date: August 8, 2003	By:	/s/ ERIC S. NADEAU
Eric S. Nadeau Chief Financial Officer and Vice President

29.