Form 10QSB
period 2003-09-30
OHIO LEGACY CORP
filed 2003-11-14
CIK 1096654

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________ to __________

                        Commission file number: 000-31673

                                OHIO LEGACY CORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      OHIO
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   34-1903890
        -----------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                   305 West Liberty Street, Wooster, OH, 44691
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 263-1955
        -----------------------------------------------------------------
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2003, the latest practicable date, there were 2,118,000 shares of the issuer's Common Stock, without par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                OHIO LEGACY CORP
                                   FORM 10-QSB
                              THIRD QUARTER REPORT
                               SEPTEMBER 30, 2003

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements............................................      3

     Item 2. Management's Discussion and Analysis............................     16

     Item 3. Controls and Procedures.........................................     27

PART II - OTHER INFORMATION..................................................     28

SIGNATURES...................................................................     30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                OHIO LEGACY CORP
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2003, and December 31, 2002

                                                                           September 30,      December 31,
                                                                                2003              2002
                                                                           -------------     -------------
                                                                            (unaudited)
ASSETS
Cash and due from banks                                                    $   5,471,492     $   5,301,451
Federal funds sold and interest-bearing deposits in other institutions         8,062,000        10,418,000
                                                                           -------------     -------------
  Cash and cash equivalents                                                   13,533,492        15,719,451
Securities available for sale                                                 29,972,045        38,722,169
Loans, net                                                                    99,473,461        78,291,832
Federal agency stock                                                             846,700           318,900
Premises and equipment, net                                                    2,065,806         2,185,108
Accrued interest receivable and other assets                                   1,072,275           810,017
                                                                           -------------     -------------

      Total assets                                                         $ 146,963,779     $ 136,047,477
                                                                           =============     =============

LIABILITIES
Deposits:
  Noninterest-bearing demand                                               $   6,028,511     $   4,992,413
  Interest-bearing demand                                                      8,622,324         7,206,953
  Savings                                                                     42,360,565        39,886,817
  Certificates of deposit                                                     64,226,879        62,805,167
                                                                           -------------     -------------
    Total deposits                                                           121,238,279       114,891,350
Federal Home Loan Bank advances                                                5,000,000                 -
Other borrowed funds                                                                   -           105,000
Trust preferred securities                                                     3,325,000         3,325,000
Capital lease obligations                                                        978,446           983,439
Accrued interest payable and other liabilities                                   673,061         1,739,633
                                                                           -------------     -------------
    Total liabilities                                                        131,214,786       121,044,422

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                     -                 -
Common stock, no par value, 5,000,000 shares authorized,
  2,115,700 and 1,965,700 shares issued and outstanding at
  September 30, 2003, and December 31, 2002, respectively                     17,678,955        16,546,465
Accumulated deficit                                                           (1,743,585)       (2,164,585)
Accumulated other comprehensive income (loss)                                   (186,377)          621,175
                                                                           -------------     -------------
    Total shareholders' equity                                                15,748,993        15,003,055
                                                                           -------------     -------------

      Total liabilities and shareholders' equity                           $ 146,963,779     $ 136,047,477
                                                                           =============     =============

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                        For the Three Months Ended       For the Nine Months Ended
                                                               September 30,                   September 30,
                                                        ---------------------------     ---------------------------
                                                            2003            2002            2003            2002
                                                        -----------     -----------     -----------     -----------
Interest income:
   Loans                                                $ 1,621,437     $ 1,316,349     $ 4,566,173     $ 3,628,798
   Securities                                               278,570         402,154       1,072,785       1,048,610
   Federal funds sold and other                              23,664          21,854          87,180          95,012
                                                        -----------     -----------     -----------     -----------
     Total interest income                                1,923,671       1,740,357       5,726,138       4,772,420

Interest expense:
   Deposits                                                 770,067         869,325       2,397,339       2,615,748
   Other borrowings                                         113,365         112,242         337,119         243,497
                                                        -----------     -----------     -----------     -----------
     Total interest expense                                 883,432         981,567       2,734,458       2,859,245
                                                        -----------     -----------     -----------     -----------

Net interest income                                       1,040,239         758,790       2,991,680       1,913,175

Provision for loan losses                                   146,000         104,000         303,500         354,956
                                                        -----------     -----------     -----------     -----------

Net interest income after provision for loan losses         894,239         654,790       2,688,180       1,558,219

Noninterest income:
   Service charges and other fees                            89,094          64,862         241,350         181,073
   Gain on sales of securities available for sale            41,753               -         116,242               -
   Other income                                               3,145           2,410           8,121           6,233
                                                        -----------     -----------     -----------     -----------
     Total other income                                     133,993          67,272         365,713         187,306

Noninterest expense:
   Salaries and benefits                                    423,008         306,395       1,159,050         820,562
   Occupancy and equipment                                  143,459         126,905         420,430         346,625
   Professional fees                                         80,707          81,971         290,512         179,389
   Franchise tax                                             44,921          20,027         139,918          68,396
   Data processing                                           84,616          57,867         237,192         168,555
   Marketing and advertising                                 22,860          15,307          76,757          53,155
   Stationery and supplies                                   21,299          17,706          61,394          66,784
   Other expenses                                            82,361          51,535         247,640         163,370
                                                        -----------     -----------     -----------     -----------
     Total noninterest expense                              903,231         677,713       2,632,893       1,866,836
                                                        -----------     -----------     -----------     -----------

Income before income taxes                                  125,000          44,349         421,000        (121,311)

Income tax benefit (expense)                                      -               -               -               -
                                                        -----------     -----------     -----------     -----------

Net income (loss)                                       $   125,000     $    44,349     $   421,000     $  (121,311)
                                                        ===========     ===========     ===========     ===========

Basic earnings (loss) per share                         $      0.06     $      0.05     $      0.20     $     (0.13)
Diluted earnings (loss) per share                       $      0.06            0.05            0.20           (0.13)

Basic weighted average shares outstanding                 2,115,700         965,500       2,106,359         965,500
Diluted weighted average shares outstanding               2,119,627         965,500       2,108,479         965,500

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                September 30,                     September 30,
                                                        -----------------------------     -----------------------------
                                                            2003             2002             2003             2002
                                                        ------------     ------------     ------------     ------------
Net income (loss)                                       $    125,000     $     44,349     $    421,000     $   (121,311)

Other comprehensive income (loss):
   Reclassification adjustment for amounts
     realized on securities sales included in
     net income                                              (41,753)               -         (116,242)               -
   Net unrealized gain (loss) on available for sale
     securities arising during the period                   (665,110)         401,446         (691,310)         591,775
                                                        ------------     ------------     ------------     ------------

Comprehensive income (loss)                             $   (581,863)    $    445,795     $   (386,552)    $    470,464
                                                        ============     ============     ============     ============

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                     For the Three Months Ended         For the Nine Months Ended
                                                            September 30                      September 30,
                                                    -----------------------------     -----------------------------
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
Balance, beginning of period                        $ 16,330,856     $  6,941,019     $ 15,003,055     $  6,916,350

Net income (loss)                                        125,000           44,349          421,000         (121,311)

Change in accumulated other
   comprehensive income (loss)                          (706,863)         401,446         (807,552)         591,775

Proceeds from exercise of over-allotment option
   on 150,000 shares of common stock,
   net of offering costs of $142,510                           -                -        1,132,490                -
                                                    ------------     ------------     ------------     ------------

Balance, end of period                              $ 15,748,993     $  7,386,814     $ 15,748,993     $  7,386,814
                                                    ============     ============     ============     ============

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                     2003             2002
                                                                                 ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                                             $    421,000     $   (121,311)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation                                                                     187,591          158,188
     Securities amortization and accretion                                            196,755          (51,848)
     Provision for loan losses                                                        303,500          354,956
     Gain on sales of securities available for sale                                  (116,242)               -
     Net change in:
       Accrued interest receivable and other assets                                   (88,554)        (359,918)
       Accrued interest payable and other liabilities                                 (41,924)         252,086
       Deferred loan fees                                                              65,190           18,899
                                                                                 ------------     ------------
         Net cash provided (used) by operating activities                             927,316          251,052

Cash flows from investing activities:
   Purchases of securities available for sale                                     (32,653,659)     (23,407,400)
   Maturities, calls and paydowns of securities available for sale                 25,140,645        9,479,043
   Proceeds from sale of securities available for sale                             14,176,721                -
   Purchase of stock of federal agencies                                             (527,800)         (68,800)
   Net change in loans                                                            (21,550,319)     (23,717,837)
   Purchase of premises and equipment                                                 (68,289)        (343,340)
                                                                                 ------------     ------------
         Net cash used by investing activities                                    (15,482,701)     (38,058,334)

Cash flows from financing activities:
   Net change in deposits                                                           6,346,929       35,584,530
   Repayment of capital lease obligations                                              (4,993)          (9,149)
   Proceeds from (Repayments of) other borrowed funds                                (105,000)         105,000
   Proceeds from Federal Home Loan Bank advances                                    5,000,000                -
   Proceeds from issuance of trust preferred securities, net of fees                        -        3,245,000
   Proceeds from issuance of common stock, net of offering costs                    1,132,490                -
                                                                                 ------------     ------------
         Net cash provided by financing activities                                 12,369,426       38,925,381
                                                                                 ------------     ------------

Increase (Decrease) in cash and cash equivalents                                   (2,185,959)       1,118,099
Cash and cash equivalents at beginning of period                                   15,719,451        8,698,438
                                                                                 ------------     ------------

Cash and cash equivalents at end of period                                         13,533,492        9,816,537
                                                                                 ============     ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                    $  2,797,495     $  2,792,059
     Federal income taxes                                                                   -                -
   Noncash transactions:
     Building acquired under capitalized lease obligation                                   -          453,000

               See notes to the consolidated financial statements.

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Ohio Legacy Corp ("Ohio Legacy") and its wholly-owned subsidiaries, Ohio Legacy Bank, N.A. ("Bank"), and Ohio Legacy Trust I ("Trust"), together referred to as "the Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with accounting principles generally accepted in the United States of America ("GAAP"). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.

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

Newly Issued Accounting Standards: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 149 will not affect the Company's financial condition or results of operation as it does not engage in derivative instruments. SFAS No. 150 did not affect the Company's financial condition as the Company classified trust preferred securities as a liability prior to the issuance of the statement, commensurate with the conclusions of SFAS No. 150. On October 1, 2003, the Company adopted Interpretation 46, "Consolidation of Variable Interest Entities." The adoption of Interpretation 46 did not affect the Company's financial condition or operating results.

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

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

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

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                September 30,                     September 30,
                                                        -----------------------------     -----------------------------
                                                            2003             2002             2003             2002
                                                        ------------     ------------     ------------     ------------
BASIC:
Net income (loss)                                       $    125,000     $     44,349     $    421,000     $   (121,311)

Weighted average common shares outstanding                 2,115,700          965,500        2,106,359          965,500
                                                        ------------     ------------     ------------     ------------

         Basic earnings (loss) per share                $       0.06     $       0.05     $       0.20     $      (0.13)
                                                        ============     ============     ============     ============

DILUTED:
Net income (loss)                                       $    125,000     $     44,349     $    421,000     $   (121,311)

Weighted average common shares outstanding                 2,115,700          965,500        2,106,359          965,500
Dilutive effect of stock options                               3,927                -            2,120                -
                                                        ------------     ------------     ------------     ------------
   Total common shares and dilutive potential
       common shares                                       2,119,627          965,500        2,108,479          965,500
                                                        ------------     ------------     ------------     ------------

         Diluted earnings (loss) per share              $       0.06     $       0.05     $       0.20     $      (0.13)
                                                        ============     ============     ============     ============

Dilutive potential common shares excluded
   from computation of diluted earnings per share
   as the effect of their exercise is antidilutive:
       Stock warrants                                        339,600          339,800          339,600          339,800
       Stock options                                          86,500           87,000           95,000           87,000
                                                        ------------     ------------     ------------     ------------
         Total                                               426,100          426,800          434,600          426,800
                                                        ============     ============     ============     ============

Stock Compensation: Compensation expense under all stock options and the stock warrants granted to the Company's Board of Directors is reported using the intrinsic value method. Accordingly, no stock-based compensation expense is reflected in net income (loss) in the accompanying statements of operations as all options and warrants granted had an exercise price equal to the market price of the underlying common stock at the date of grant.

The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                   For the Three Months Ended         For the Nine Months Ended
                                                          September 30,                     September 30,
                                                  -----------------------------     -----------------------------
                                                      2003             2002             2003             2002
                                                  ------------     ------------     ------------     ------------
Net income (loss) as reported                     $    125,000     $     44,349     $    421,000     $   (121,311)
Deduct stock-based compensation expense
   determined under fair value based method            (73,608)         (62,458)        (241,281)        (219,391)
                                                  ------------     ------------     ------------     ------------

Pro forma net income (loss)                       $     51,392     $    (18,109)    $    179,719     $   (340,702)
                                                  ============     ============     ============     ============

Basic earnings (loss) per share as reported       $       0.06     $       0.05     $       0.20     $      (0.13)
Pro forma basic earnings (loss) per share                 0.02            (0.02)            0.09            (0.35)

Diluted earnings (loss) per share as reported     $       0.06     $       0.05     $       0.20     $      (0.13)
Pro forma diluted earnings (loss) per share               0.02            (0.02)            0.09            (0.35)

The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the assumptions used to value stock options granted during the nine months ended September 30, 2003 and 2002, as of the grant date:

                                               August 2003      February 2003     February 2002
                                              Stock Options     Stock Options     Stock Options
                                              -------------     -------------     -------------
Fair value, calculated                        $        4.20     $        2.77     $        3.90
Exercise price                                         9.70              8.50             10.00
Risk-free interest rate, 10-year Treasury              4.54%             3.94%             4.95%
Expected stock price volatility                       20.01              None              None
Expected dividend rate                                 None              None              None
Expected life                                      10 years          10 years          10 years

The fair value of the common stock warrants granted to directors in 2000 was determined to be $3.13, using the Black-Scholes options-pricing model at the date of grant.

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 2 - SECURITIES

Securities available for sale at September 30, 2003, and December 31, 2002, were as follows:

                                                                             Gross               Gross
                                                         Fair             Unrealized          Unrealized
                                                         Value               Gains              Losses
                                                   -----------------   -----------------   -----------------
September 30, 2003
   U.S. Government agencies and corporations       $      10,456,117   $          45,007   $        (269,321)
   Mortgage-backed securities                             19,515,928             157,564            (119,627)
                                                   -----------------   -----------------   -----------------

       Total                                       $      29,972,045   $         202,571   $        (388,948)
                                                   =================   =================   =================

December 31, 2002
   U.S. Government agencies and corporations       $      15,163,967   $         220,616   $          (3,120)
   Mortgage-backed securities                             23,558,202             408,405              (4,726)
                                                   -----------------   -----------------   -----------------

       Total                                       $      38,722,169   $         629,021   $          (7,846)
                                                   =================   =================   =================

Contractual maturities of debt securities at September 30, 2003, were as follows. Balances are presented at fair value with the yield calculated on amortized cost:

                                                                        Maturing
                                   --------------------------------------------------------------------------------
                                        One Year or Less        One Through Five Years         After Five Years
(Dollars in thousands)                Amount        Yield        Amount         Yield        Amount         Yield
                                   -----------  -----------   ------------   ----------    ------------   ---------
   U.S. Government agencies
     and corporations              $         -            -%  $      3,058         3.52%   $      7,399        3.38%
   Mortgage-backed securities                -            -              -            -          19,516        3.09
                                   -----------  -----------    -----------   ----------    ------------   ---------

       Total                       $         -            -%  $      3,058         3.52%   $     26,914        3.17%
                                   ===========  ===========   ============   ==========    ============   =========

Proceeds from the sales of securities during the three and nine months ended September 30, 2003, were $5,961,835 and $14,176,721, respectively. The gains recognized on sales during the three and nine months ended September 30, 2003, were $71,122 and $145,611, respectively. Losses on securities sold during the three and months ended September 30, 2003, were $29,369. No securities were sold during those periods in 2002.

Securities with a fair value of $10,978,554 were pledged as collateral for public funds deposits and Federal Home Loan Bank advances at September 30, 2003.

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 3 - LOANS

Loans, by collateral type, were as follows at September 30, 2003, and December 31, 2002:

                                                        September 30, 2003                December 31, 2002
                                                  -----------------------------    -----------------------------
                                                        Balance         Percent          Balance         Percent
                                                  -------------------   -------    -------------------   -------
Residential real estate                           $        38,564,269     38.3%    $        31,345,865     39.6%
Multifamily residential real estate                         6,254,780      6.2               6,732,072      8.5
Commercial real estate                                     23,341,924     23.2              18,385,467     23.2
Construction                                                8,990,529      8.9               4,636,473      5.8
Commercial                                                 12,599,724     12.5              10,205,592     12.9
Consumer and home equity                                   10,952,110     10.9               7,925,119     10.0
                                                  -------------------   ------     -------------------   ------
     Total loans                                          100,703,336    100.0%             79,230,588    100.0%
                                                                        ======                           ======
   Less: Allowance for loan losses                         (1,063,139)                        (837,210)
         Net deferred loan fees                              (166,736)                        (101,546)
                                                  -------------------              -------------------

             Loans, net                                    99,473,461              $        78,291,832
                                                  ===================              ===================

Activity in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002, was as follows:

                                                      For the Three Months Ended        For the Nine Months Ended
                                                             September 30,                     September 30,
                                                    ------------------------------    -----------------------------
                                                         2003             2002             2003            2002
                                                    -------------    -------------    -------------   -------------
Balance, beginning of period                        $     966,413    $     635,133    $     837,210   $     385,923
Provision for loan losses                                 146,000          104,000          303,500         354,956
Loans charged-off                                         (49,979)               -          (80,547)         (1,746)
Recoveries                                                    705                -            2,976               -
                                                    -------------    -------------    -------------   -------------

Balance, end of period                              $   1,063,139    $     739,133    $   1,063,139   $     739,133
                                                    =============    =============    =============   =============

Allowance for loan losses, percent of total loans            1.06%            0.98%
                                                    =============    =============

There were no loans on nonaccrual status or past due 90 days or more and accruing interest at September 30, 2003, or at December 31, 2002. Impaired loans were as follows at September 30, 2003.

                                                              September 30, 2003
                                                              ------------------
Impaired loan with allocated allowance for loan losses           $    124,000
Amount of the allowance for loan losses allocated                $     24,000

                                                 Three Months Ended     Nine Months Ended
                                                 September 30, 2003     September 30, 2003
                                                 ------------------     ------------------
Average of impaired loans during the period         $     81,000           $      27,000

Interest income recognized during impairment        $      1,446           $       1,446
Cash-basis interest income recognized               $          -           $           -

There were no impaired loans at December 31, 2002, or during the three or nine months ended September 30, 2002.

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

The following table details Federal Home Loan Bank ("FHLB") advances as of September 30, 2003:

                                                      September 30,
                                                           2003
                                                    -----------------
Three-year, constant monthly payment advance
   2.26% fixed rate, maturing October 1, 2006       $       3,000,000
Four-year, constant monthly payment advance
   2.57% fixed rate, maturing October 1, 2007               2,000,000
                                                    -----------------

     Total                                          $       5,000,000
                                                    =================

The advances were collateralized by investment securities. As of September 30, 2003, the Bank had approximately $5,100,000 still available for future advances based upon securities pledged as collateral at that date.

NOTE 5 - COMMON STOCK ISSUANCE

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

NOTE 6 - STOCK-BASED COMPENSATION

The Company's Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan that was approved by the Company's shareholders. A total of 200,000 common shares are available for grants under the plan. The number of shares may be adjusted by the Board in the event of an increase or decrease in the number of common shares outstanding resulting from dividend payments, stock splits, recapitalization, merger, share exchange acquisition, combination or reclassification.

The following types of awards may be granted under the Stock Ownership Plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the Stock Ownership Plan, each nonemployee Director will be granted 2,500 nonqualified options at the time or soon after that person first becomes a Director. This initial option grant will vest annually in equal amounts over a three-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. Options granted to employees and officers of the Company vest annually in equal amounts over three years. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Company, outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace the options with an equivalent entitlement.

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

The following table details stock option grants under the Stock Ownership Plan during the nine months ended September 30, 2003 and 2002:

                                         2003                      2002
                                ----------------------     ----------------------
                                              Weighted                   Weighted
                                               Average                    Average
                                              Exercise                   Exercise
                                 Options        Price       Options        Price
                                ---------     --------     ---------     --------
Outstanding at January 1           87,000     $  10.00             -     $      -

Granted                            52,750         8.70        89,500        10.00
Forfeited                            (500)       10.00        (2,500)       10.00
Exercised                               -            -             -            -
                                ---------                   --------

Outstanding at September 30       139,250     $   9.51        87,000     $  10.00
                                =========     ========     =========     ========

Exercisable at September 30        47,167     $   9.65        11,000     $  10.00
                                =========     ========     =========     ========

Weighted average remaining
  contractual life              8.8 years                  9.4 years

The Company granted 147,300 warrants to the Board of Directors and organizers of the Company ("Director Warrants") at the time of closing of the Company's initial stock offering in October 2000. The Director Warrants vest in approximately equal percentages each year over a three-year period from the date of grant. Each Director Warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At September 30, 2003, and December 31, 2002, there were 98,200 exercisable Director Warrants.

NOTE 7 - COMMON STOCK WARRANTS

As part of the October 2000 initial offering of the Company's common stock, the Company issued to shareholders one stock warrant for every five shares of stock purchased, resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Company at $0.10 per warrant. If called, each holder of a warrant must exchange the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. At September 30, 2003, there were 192,300 warrants outstanding.

                                   (Continued)

                                OHIO LEGACY CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Nine Months Ended September 30, 2003 and 2002

NOTE 8 - OFF-BALANCE SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2003, and December 31, 2002:

                                          September 30,     December 31,
                                               2003              2002
                                          -------------     -------------
Commitments to make loans:
   Variable-rate                          $   9,980,000     $   6,752,000
   Fixed-rate                                 2,500,000         1,473,000

Unused lines of credit, variable-rate     $  14,295,000     $   8,908,000

Commitments to make loans generally are made for periods of thirty days or less. The fixed-rate loan commitments have interest rates ranging from 3.00% to 6.50% at September 30, 2003, and 6.00% to 7.75% at December 31, 2002.

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

NOTE 9 - REGULATORY MATTERS

After a regular examination of the Bank in early 2002 by the Office of the Comptroller of the Currency ("OCC"), the Bank entered into a formal agreement with the OCC on June 18, 2002 ("OCC Agreement"). Under the OCC Agreement, the Bank must adopt and implement certain plans, policies and strategies, including a strategic plan and a related staffing plan, improved management information systems and information security programs and an independent, ongoing review system for the Bank's loan portfolio. In addition, under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. Although the Bank's capital ratios at September 30, 2003, and December 31, 2002, met the provisions to be considered "well capitalized," it can not be considered "well-capitalized" while under the terms of the OCC Agreement.

In response to the OCC Agreement, the Bank has submitted a strategic plan and a three-year capital program that includes a plan for maintaining capital at the specified levels, sources and types of additional capital considering growth projections and contingency plans should primary sources of capital become unavailable. During the third quarter of 2003, in response to progress made by management under the terms of the agreement, the OCC notified the Bank that
Article VI of the OCC Agreement will be modified effective October 1, 2003. Previously, the Bank's average asset growth was restricted to no greater than 5% each calendar quarter. The modification relieved the Bank of the quarterly compliance requirement and implemented an annual growth restriction of no greater than 22% over the Bank's average assets during the third quarter of 2003. The annual growth restriction will remain in place until the OCC agrees that the Bank has achieved compliance with the strategic and staffing plans submitted to the OCC in late 2002.

                                   (Continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of September 30, 2003, and December 31, 2002, and its results of operations for the three and nine months ended September 30, 2003 and 2002. This discussion is provided to give readers an overview of Ohio Legacy Corp's operating results and financial condition. This analysis should be read in conjunction with the consolidated financial statements and related footnotes. As used herein and except as the context may otherwise require, references to "the Company," "we," "us," or "our" means, collectively, Ohio Legacy Corp ("Ohio Legacy") and its wholly-owned subsidiaries, Ohio Legacy Bank, N.A. ("Bank") and Ohio Legacy Trust I ("Trust"). We have rounded the amounts disclosed in this section to promote ease in reading.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis ("MD&A") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as:
"may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, results of operations, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

    - anticipated changes in industry conditions created by state and federal legislation and regulations;

    - compliance with the OCC Agreement or expected relief from the restriction on asset growth mandated by the OCC Agreement,

    - anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

    - retention of our existing customer base and our ability to attract new customers;

    - the development of new products and services and their success in the marketplace;

    -    the adequacy of the allowance for loan losses; and

    - statements regarding our anticipated loan and deposit growth, expense levels, liquidity and capital resources and projections of when we will achieve positive full-year earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this report include, but are not limited to:

    -    competition in the industry and markets in which we operate;

    -    changes in general interest rates;

    -    rapid changes in technology affecting the financial services industry;

    -    changes in government regulation; and

    -    general economic and business conditions.

                                   (Continued)

BACKGROUND

Formed in 1999, Ohio Legacy Corp is a bank holding company that owns all of the common stock of Ohio Legacy Bank, N.A., and Ohio Legacy Trust I. The Bank provides a full range of traditional commercial and consumer banking services for small to medium-sized businesses as well as retail customers. The Trust is a special purpose entity formed by Ohio Legacy Corp in March 2002 for the sole purpose of issuing 8.25% trust preferred securities, the proceeds of which were infused into the Bank as a capital contribution. Management believes the Company's financial condition and results of operations are as expected for a newly-formed financial institution.

SIGNIFICANT ACCOUNTING POLICIES

Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs, less recoveries. We estimate the allowance balance required by considering the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe we will be unable to collect a loan balance.

We consider various factors, including portfolio risk, economic environment and loan delinquencies, in our determination of the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and on a quarterly basis by an independent third party. Delinquency is not material at this time. Given the fact that the Bank began operations in October 2000 and, necessarily, we lack sufficient historical data from our loan portfolio, we have utilized peer information and current economic conditions to evaluate the adequacy and required balance of our allowance for loan losses. As a guideline, we have targeted the following loan loss reserve levels by type of loan: commercial and consumer loans -- 2.0%; commercial real estate loans -- 1.5%; and residential mortgage loans -- 0.4%. We are in the process of re-evaluating the allowance for loan loss methodology as the Bank's loan portfolio has aged somewhat and we have enhanced our loan review procedures by utilizing an independent third party.

FINANCIAL CONDITION

Assets. At September 30, 2003, total assets were $147.0 million, as compared to $136.0 million at December 31, 2002, an 8.0% increase of $11.0 million. This increase was funded by a growth in deposits of $6.3 million, borrowings from the Federal Home Loan Bank of $5.0 million and the over-allotment issuance of 150,000 shares of the Company's common stock, which resulted in proceeds of $1.1 million, net of offering costs.

The Bank's asset growth is restricted by the OCC Agreement (see Note 8 in Notes to the Consolidated Financial Statements included herein). Under the OCC Agreement, the Bank's average assets could not increase by more than 5% during each calendar quarter. During the third quarter of 2003, the OCC modified the OCC Agreement by changing the quarterly restriction to an annual growth restriction of 22%, effective October 1, 2003. The effect of this modification is to permit us to opportunistically increase borrowings and "lock in" low cost funds to support long-term asset growth. The annual growth restriction will remain in place until the OCC agrees that we have achieved compliance with the strategic and staffing plans we submitted to the OCC in late 2002.

Securities. Total securities decreased by $8.8 million during the first nine months of 2003. The decrease in securities came through sales transactions and the calls of agency notes as interest rates declined during the first half of 2003. During the first nine months of 2003, proceeds of $14.2 million from the sales of securities were used to fund loan growth. We anticipate continued growth in loan originations through the remainder of 2003 and, thus, have given preference to mortgage-backed securities, which comprised 65% of our securities portfolio at September 30, 2003, to provide an additional source of liquidity through principal paydowns.

Loans. At September 30, 2003, the loan portfolio (before the allowance for loan losses and deferred fees) was $100.7 million, an increase of $21.5 million from December 31, 2002, and $12.2 million during the third quarter of 2003. We believe the growth in the commercial and commercial real estate loan portfolios has been the outcome of

                                   (Continued)
our concerted effort to provide quality service on a timely basis. This growth also reflects our strategy of weighting the Bank's loan portfolio toward commercial and commercial real estate loans. The increase in construction loans reflects improved weather conditions during the third quarter, which previously delayed many projects, and a stabilizing economic outlook. The increase in residential real estate loans is the result of historically low interest rates on consumer single-family loans during the first half of 2003 as well as an increase in commercial loans secured by the primary residence of small business owners. Note 4 to the consolidated financial statements presents loans categorized by the primary collateral securing the loan, rather than the intent of the loan proceeds.

We are mindful of maintaining or improving our yield on loans and net interest margin overall. We have been unwilling to sacrifice underwriting standards to book higher-yielding loans and are reluctant, currently, to lock in low-rate assets over the three- to five-year horizon. Nonetheless, we may encounter a reduction in our loan yield in the short-term as we offer competitive variable-rate products to generate loan growth. Additionally, we may continue to modify existing loans in our portfolio to retain customers and look forward to future higher yields as general interest rates rise and our loan portfolio rates reprice upward.

Allowance for loan losses and asset quality. The allowance for loan losses increased to $1.1 million, or 1.06% of total loans at September 30, 2003, from $837,000, or 1.06% of total loans at December 31, 2002. Asset quality remained strong at September 30, 2003. No loans were on nonaccrual status and no loans were past due greater than 90 days. The Bank had one impaired loan at September 30, 2003, with $24,000 of the allowance for loan losses allocated to it. The Bank had no impaired loans, no nonperforming loans and no loans on nonaccrual status at December 31, 2002.

Charge-offs during the nine months of this year totaled $81,000, mostly from the consumer loan category, with recoveries of previously charged-off loans of $3,000. Charge-offs during the third quarter of 2003 totaled $50,000. As noted above, an impaired loan was specifically allocated $24,000 of the allowance for loan losses. While the remainder of the balance of the allowance for loan losses is available for losses on all loan types, management allocated the allowance balance at September 30, 2003, as follows: 17.3% to residential and multifamily real estate loans, 54.4% to commercial real estate and home equity loans, 23.8% to non-mortgage commercial loans and 4.5% to non-mortgage consumer loans. See "Significant Accounting Policies - Allowance for loan losses" above.

Federal agency stock, accrued interest receivable and other assets. The Bank became a member of the Federal Home Loan Bank of Cincinnati ("FHLB") in June 2003. The Bank was required to purchase stock in the FHLB. Additionally, as a member of the Federal Reserve Bank ("FRB"), the Bank must purchase shares of the FRB based on the Bank's capital balance. During the nine months ended September 30, 2003, the Bank purchased $527,800 of stock in these agencies.

Accrued interest receivable increased as a result of higher balances of interest-earning assets at September 30, 2003, compared to December 31, 2002. Additionally, prepaid franchise tax expense was higher as of September 30, 2003, compared to December 31, 2002, as the tax is paid early in the year and balance is amortized to $0 over a calendar year.

Premises and equipment, net. During the third quarter of 2003, the Company leased property for its operations personnel. The lease is for twenty-four months and is accounted for as an operating lease. The opening of this location required the purchase of some furniture and office equipment.

Deposits. Total deposits increased $2.6 million and $6.3 million during the quarter and nine months ended September 30, 2003, respectively, to $121.2 million. The majority of that growth came from transaction and savings accounts. Certificate of deposit accounts ("CDs") comprised 53% and 55% of our deposit portfolios at September 30, 2003, and December 31, 2002, respectively. We have experienced significant turnover in our CD portfolio during the first half of 2003; approximately 27% of our portfolio matured between January and June 2003. However, we have been successful in keeping a high percentage of those accounts in the Bank with what we believe to be consistently strong customer service and competitive rates.

Approximately 83% of the Bank's CD portfolio will mature during the twelve months ending September 30, 2004. The weighted average rate of the CDs scheduled to mature over the next twelve months is 3.90%. At

                                   (Continued)

September 30, 2003, the average rate currently offered on new, like-kind certificates of deposit was 2.19%. The Company has the opportunity to decrease its cost of funds significantly over the next twelve months if the current low interest rate environment continues and we can retain customers once their accounts mature. However, the largest pool of maturities over the next twelve months will occur between February and June 2004. That pool also carries the highest average rate. There can be no assurance that interest rates offered to our customers in the future will be comparable to the current rate environment and, should interest rates increase over the next twelve months, the Company may not benefit from these high-rate maturities as the accounts may not reprice downward. Additionally, this large pool of maturing CDs may significantly reduce the Bank's liquidity and asset size if the Bank cannot retain these accounts.

Federal Home Loan Bank advances. As noted above, the Bank became a member of the FHLB in June 2003. Prior to June 2003, the Bank had few alternatives to deposit growth and selling securities to fund loan growth. As a member of the FHLB, the Bank has the opportunity to borrow to fund loans which may provide a more attractive spread than would selling securities and using the proceeds for loan growth. The Company anticipates its FHLB advance borrowings will increase in the future as the Bank strives to achieve strong loan and asset growth.

Other borrowings. During the first quarter of 2002, we created Ohio Legacy Trust I for the sole purpose of issuing trust preferred securities. The trust preferred securities carry a fixed interest rate of 8.25% and will mature on September 30, 2022. The securities are callable by the Company beginning September 30, 2007. The issuance generated $3,245,000, net of deferred financing fees, of which $3,100,000 was contributed to the Bank as capital. In conjunction with the offering of the trust preferred securities, we borrowed $105,000 to provide initial capital for the Trust. The note matured in March 2003 and was repaid.

Accrued interest payable and other liabilities. At December 31, 2002, we had commitments to purchase securities available for sale of $1.0 million. This amount was recorded as a liability at the balance sheet date and accounted for almost all of the decrease in other liabilities once the commitment was funded in January 2003. Accrued interest payable increased slightly as a result of higher deposit balances at September 30, 2003, compared to December 31, 2002, offset somewhat by lower rates.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003

Net income during the third quarter of 2003 was $125,000, or $0.06 per share, compared to $44,000, or 0.05 per share during the same period in 2002.

Net interest income. During the three months ended September 30, 2003, net interest income was $1.0 million compared to $759,000 during the third quarter of 2002, primarily as a result of a higher balance of interest-earning assets. Net interest margin improved to 3.06% in 2003 from 2.73% in the third quarter of 2002 and interest rate spread improved to 2.72% during the third quarter of 2003 compared to 2.60% during the third quarter of 2002.

The following table sets forth information relating to our average balance sheets and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing interest income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

                                   (Continued)

                                                                            Three months ended September  30,
                                                    -------------------------------------------------------------------------------
                                                                      2003                                     2002
                                                    --------------------------------------   --------------------------------------
                                                      Average      Interest                    Average      Interest
                                                    outstanding     earned/       Yield/     outstanding     earned/       Yield/
(Dollars in thousands)                                balance        paid          Rate        balance        paid          Rate
                                                    -----------   -----------   ----------   -----------   -----------   ----------
Assets
Interest-earning assets:
  Federal funds sold and interest-bearing deposits
     in other institutions                          $     5,572   $        14         0.98%  $     4,324   $        18         1.62%
  Securities available for sale (1)                      35,612           278         3.15        33,424           402         4.91
  Federal agency stock                                      706            10         5.55           290             4         6.00
  Loans (2)                                              93,287         1,621         6.90        73,069         1,316         7.21
                                                    -----------   -----------   ----------   -----------   -----------   ----------
     Total interest-earning assets                      135,177         1,923         5.67       111,107         1,740         6.30
                                                                  -----------                              -----------
Noninterest-earning assets                                6,842                                    7,629
                                                    -----------                              -----------
       Total assets                                 $   142,019                              $   118,736
                                                    ===========                              ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                  $     7,888            20          .99   $     5,859            27         1.83
  Savings accounts                                       40,418           136         1.33        35,940           223         2.48
  Money market accounts                                   2,556             5         0.75         3,538            14         1.56
  Certificates of deposit                                63,080           609         3.84        56,343           605         4.30
                                                    -----------   -----------   ----------   -----------   -----------   ----------
     Total interest-bearing deposits                    113,942           770         2.68       101,680           869         3.42
  Other borrowings                                        4,694           113         9.58         4,416           112        10.17
                                                    -----------   -----------   ----------   -----------   -----------   ----------
     Total interest-bearing liabilities                 118,636           883         2.95       106,096           981         3.70
                                                                  -----------                              -----------
Noninterest-bearing demand deposits                       5,651                                    4,058
Noninterest-bearing liabilities                           1,338                                    1,418
                                                    -----------                              -----------
     Total liabilities                                  125,625                                  111,572
Shareholders' equity                                     16,394                                    7,164
                                                    -----------                              -----------
       Total liabilities and shareholders' equity   $   142,019                              $   118,736
                                                    ===========                              ===========

Net interest income; interest-rate spread (3)                     $     1,040         2.72%                $       759         2.60%
                                                                  ===========                              ===========
Net earning assets                                  $    16,541                              $     5,011
                                                    ===========                              ===========
Net interest margin (4)                                                               3.06%                                    2.73%
Average interest-earning assets to
  interest-bearing liabilities                            1.14x                                    1.05x
                                                    ===========                              ===========

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

Interest income. The yield on interest-earning assets fell to 5.67% during the third quarter of 2003 compared to 6.30% in the third quarter of 2002 and 5.85% in the second quarter of 2003. The yield earned on federal funds sold has fallen with the general decline in interest rates as the Federal Reserve Bank lowered its target rate for federal funds during 2002 and 2003, including a 25 basis point decrease at the end of the second quarter of 2003.

Although at September 30, 2003, approximately 75% of our securities portfolio is fixed rate, approximately 65% of the portfolio is invested in mortgage-backed securities that provide monthly principal paydowns. As noted earlier, the Company has structured its security portfolio to provide liquidity to fund loans. The decline in mortgage rates during 2002 and 2003 caused an increase in prepayments on the mortgage-backed securities as consumers refinanced their mortgages. As interest rates declined, the principal payments we received were reinvested in newly issued mortgage-backed securities and U.S. Government agency notes issued at lower interest rates.

Additionally, the Bank sold approximately $14.2 million of securities during 2003 in order to fund loan growth. The Bank did not become a member of the FHLB until late in the second quarter of 2003 and, thus, was unable to borrow funds to meet loan demand. The combination of these scenarios drove down the yield on securities by 176 basis points over the last twelve months, of which 72 basis points came in the third quarter of 2003.

                                   (Continued)

The yield on loans also declined during the third quarter of 2003 compared to the third quarter of 2002 and the second quarter of 2003. Although we had strong loan growth during the third quarter of 2003, the majority of that growth was booked in late September. As a result, we have not realized much interest income on those loans as of September 30, 2003. At September 30, 2003, approximately 65% of our loan portfolio is variable rate, with 20% of all loans based on the Prime rate that may reprice the month following a change in the Prime rate. The rest of the variable-rate loans are based on the one, three or five-year Treasury note rates and reprice less frequently. Initial interest rates on our loans tend to be higher than the index rate plus the contracted margin. The reduction in short-term rates, especially the Prime rate, in late June impacted on our loan yield. The overall rate environment will probably lower the yields on new loans added during the fourth quarter of 2003 as those rates will be lower than rates charged on loans earlier in 2003.

Interest expense. Although the average balances of low-cost core deposits (demand, savings and money market accounts) has increased in 2003 compared to 2002, we are dependent on higher-costing certificates of deposit as our deposit mix remained constant during those periods. The average cost of funds of core deposits fell 108 basis points, or 46%, for the third quarter of 2003 compared to the third quarter of 2002. At the same time, the cost of CDs fell only 46 basis points, or 11%. As noted earlier, we have a pool of CDs offered in early-2001 that pool comprises 41% of our CD portfolio at September 30, 2003, and carries an average rate of 5.06%. This product will begin to mature in early 2004.

The Company's overall cost of funds declined to 2.95% in the third quarter of 2003, compared to 3.70% in the third quarter of 2002. As noted above, the decrease in the cost of deposits was driven by lower core deposit rates, led by a 52% decline in the cost of savings accounts. The rate of other borrowings decreased in 2003 compared to 2002 as a result of the $5.0 million borrowed from the FHLB in September 2003. The remainder of the other borrowings is comprised of trust preferred securities, which carry a fixed interest rate of 8.25% and a portion of the leases on our Wooster and Millersburg offices which are accounted for as capital leases.

Provision for loan losses. The provision for loan losses charged to operations was based on our evaluation of portfolio risk and economic factors. As noted earlier under "Significant Accounting Policies," the short length of time that the Bank has been in existence provides little historical data to utilize in determining the required level of the allowance for loan losses. The Bank has utilized peer information and current economic trends to evaluate the appropriate provision for loan losses for the period. The provision for loan losses increased during the third quarter of 2003 to $146,000, compared to $104,000 in the third quarter of 2002, as a result of the strong growth in loans in 2003. We believe the allowance for loan losses at September 30, 2003, is adequate to absorb losses inherent in the loan portfolio.

Noninterest income. Total noninterest income was $134,000 for the three months ended September 30, 2003, compared to $67,000 for the same period in 2002. The 2003 amount includes $42,000 of net gains from the sales of securities. The Bank may need to sell securities in the future to meet loan and deposit demands and has structured its securities portfolio accordingly.

Annualized noninterest income, excluding gains on securities sales, improved as a percent of average assets to 0.26% during the third quarter of 2003 compared to 0.23% during the third quarter of 2002. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased to $903,000 for the three months ended September 30, 2003, as compared to $678,000 during the same period in 2002. The Company's efficiency ratio improved to 79.7% during the third quarter of 2003 compared to 82.0% during the third quarter of 2002 while annualized noninterest expense as a percent of average assets was 2.54% in the third quarter of 2003 compared to 2.28% in 2002. This dichotomy is caused by the significant improvement in the Company's net interest margin as a result of falling deposit rates outweighing the increase in overhead expenses and slower asset growth.

Salaries and benefits are higher in 2003 reflecting a higher level of employment at the Bank, including the hiring of new members of management and lenders and additional staff hired during the second half of 2002 to support the lending function. Professional fees have remained flat, comparing the third quarters of 2003 and 2002, as the Bank

                                   (Continued)
began utilizing outside consultants during the third quarter of 2002 to assist management with the OCC Agreement and enhance the corporate governance and oversight responsibilities of management and the Board of Directors under the requirements of the Sarbanes-Oxley Act and new rules promulgated by the National Association of Securities Dealers. Management expects professional fees to increase over prior year full year expense as the Company continues to address the compliance and information technology reviews required by the OCC Agreement.

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

Data processing expense has increased as a result of higher transaction volumes and additional services offered to our customers, including check imaging, which will be launched during the fourth quarter of 2003. Other expenses increased primarily as a result of increased Bank Insurance Fund premiums and higher transaction fees with the Federal Reserve Bank as a result of our deposit growth during 2002 and 2003 and higher loan expenses from loan growth during 2003.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003

Net income during the first nine months of 2003 was $421,000, or $0.20 per share compared to a loss of (121,000), or ($0.13) per share during the same period in 2002.

Net interest income. During the nine months ended September 30, 2003, net interest income was $3.0 million compared to $1.9 million during the same period in 2002, primarily as a result of a higher balance of interest-earning assets. Net interest margin improved to 3.03% in 2003 from 2.51% in the first nine months of 2002 and interest rate spread improved to 2.67% during 2003 compared to 2.31% during 2002.

The following table sets forth information relating to our average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing interest income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

                                   (Continued)

                                                                   Nine months ended September  30,
                                                    --------------------------------------------------------------
                                                                 2003                            2002
                                                    -----------------------------   ------------------------------
                                                      Average    Interest             Average     Interest
                                                    outstanding   earned/  Yield/   outstanding    earned/  Yield/
(Dollars in thousands)                                balance      paid     Rate      balance       paid     Rate
                                                    -----------  --------  ------   -----------   --------  ------
Assets
Interest-earning assets:
  Federal funds sold and interest-earning deposits  $    7,477   $    64     1.14%  $     6,769   $    83    1.64%
     in financial institutions
  Securities available for sale (1)                     38,298     1,073     3.80        27,974     1,049    5.04
  Federal Reserve Bank stock                               537        23     5.84           258        12    6.00
  Loans (2)                                             86,128     4,566     7.09        66,809     3,629    7.24
                                                    ----------   -------   ------   -----------   -------   -----
     Total interest-earning assets                     132,440     5,726     5.80       101,810     4,772    6.26
                                                                 -------                          -------
Noninterest-earning assets                               7,177                            6,289
                                                    ----------                      -----------
       Total assets                                 $  139,617                      $   108,099
                                                    ==========                      ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                  $     7,580       66     1.17   $     5,404        84    2.08
  Savings accounts                                       39,054      461     1.58        33,232       759    3.04
  Money market accounts                                   2,688       17     0.83         3,815        45    1.57
  Certificates of deposit                                63,073    1,853     3.93        50,965     1,728    4.52
                                                    -----------  -------   ------   -----------   -------   -----
     Total interest-bearing deposits                    112,395    2,397     2.85        93,416     2,616    3.73
  Other borrowings                                        4,468      337    10.09         3,204       243   10.13
                                                    -----------  -------   ------   -----------   -------   -----
     Total interest-bearing liabilities                 116,863    2,734     3.13        96,620     2,859    3.95
                                                                 -------                          -------
Noninterest-bearing demand deposits                       5,681                           3,649
Noninterest-bearing liabilities                           1,016                             942
                                                    -----------                     -----------
     Total liabilities                                  123,560                         101,211
Shareholders' equity                                     16,057                           6,888
                                                    -----------                     -----------
       Total liabilities and shareholders' equity   $   139,617                     $   108,099
                                                    ===========                     ===========

Net interest income; interest-rate spread (3)                    $ 2,992     2.67%                $ 1,913    2.31%
                                                                 =======                          =======
Net earning assets                                       15,577                           5,190
                                                    ===========                     ===========
Net interest margin (4)                                                      3.03%                           2.51%
Average interest-earning assets to
  interest-bearing liabilities                            1.13x                           1.05x
                                                    ===========                     ===========

------------------------
    (1) Average balance includes unrealized gains and losses. Yield is based on amortized cost.

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

Interest income. The yield on interest-earning assets fell to 5.80% during the 2003 compared to 6.26% in 2002. The yields on federal funds sold and securities fell in 2003 as a result of the lower interest rate environment and the reinvestment of proceeds from security calls and accelerated prepayments on mortgage-backed securities at lower rates.

The yield on loans declined slightly during the first nine months of 2003 compared to 2002. Although interest rates declined over the periods presented, approximately 36% of our portfolio was fixed rate and only 20% of all loans were based on the Prime rate. The rest of the variable-rate loans are based on one, three or five-year Treasury notes which reprice less frequently. As a result, a large number of the loans originated during 2001 and 2002 have not yet repriced to lower rates.

Interest expense. The Company's overall cost of funds declined to 3.13% in the first nine months of 2003, compared to 3.95% in 2002. As noted earlier, the decrease in the cost of deposits was driven by lower core deposit rates and the repricing of maturing CD accounts at lower rates. The rate and volume of other borrowings increased in 2003 compared to the first quarter of 2002 as a result of the opening of our Millersburg office in early 2002, a portion of which is accounted for as a capital lease and the issuance of $3.3 million of trust preferred securities in March of 2002.

                                   (Continued)

Provision for loan losses. The provision for loan losses during the first nine months of 2003 was $304,000, compared to $355,000 in 2002 as growth in the loan portfolio was slower during the first nine months of 2003 than in 2002. The slower growth in early 2003 was a result of an uncertain and slow economy and the early payoff of a number of commercial and residential loans as customers refinanced with competitors.

Noninterest income. Total noninterest income was $366,000 for the nine months ended September 30, 2003, compared to $187,000 for the same period in 2002. The 2003 amount includes $116,000 of net gains from the sales of securities. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased to $2.6 million for the nine months ended September 30, 2003, from $1.9 million for the same period in 2002. The Company's efficiency ratio improved to 81.2% in 2003 compared to 88.9% in 2002. Annualized noninterest expense as a percent of average assets was 2.51% in 2003 compared to 2.30% in 2002.

Salaries and benefits are higher in 2003, reflecting a higher level of employment at the Bank, including the hiring of three new members of management and additional support staff hired during the second half of 2002 to support the lending function and the Millersburg branch launched in early 2002. Occupancy and expense costs are higher in the 2003 as the 2002 period has only six months of operations at the Millersburg office.

Professional fees have increased as the Bank utilized outside consultants to assist management with the OCC Agreement, discussed previously, and enhance the corporate governance and oversight responsibilities of management and the Board of Directors under the requirements of the Sarbanes-Oxley Act and new rules promulgated by the National Association of Securities Dealers. Management expects future professional fees to increase over prior year comparable quarters as the Company continues to address the compliance and information technology reviews required by the OCC Agreement.

Ohio franchise tax is assessed on the Bank based on its capital balance. The trust preferred securities and common stock offerings in 2002 resulted in capital contributions to the Bank. As a result, franchise taxes are higher in 2003. All remaining noninterest expense categories increased due to overhead associated with the continued growth in the Bank's customer base and operations, including data processing costs and loan expenses as well as higher deposit insurance premiums as a result of higher deposit balances.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of September 30, 2003, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

                                   (Continued)

                              Three months                      Year ending December 31,
                             -------------  ----------------------------------------------------------------
(Dollars in thousands)            2003          2004         2005         2006         2007      Thereafter
                             -------------  -----------  -----------  -----------  -----------  ------------
Deposits without maturity    $      57,011  $         -  $         -  $         -  $         -  $          -
Certificates of deposit              7,555       49,562        2,814        3,131          728           437
FHLB advances (1)                      390        1,562        1,562        1,303          395             -
Trust Preferred Securities               -            -            -            -            -         3,325
(2)

Capital lease obligations               40          160          160          168          179         1,700
(3)

Operating leases                        35          146          190          140          141           743

-------------
(1) Includes $212,000 of amounts allocable to interest payments over the remaining term of the advances.

(2) The Trust Preferred Securities are callable at par, at the Company's option, on March 31, 2007.

(3) Includes $1,429,000 of amounts allocable to interest payments over the remaining term of the leases.

Note 8 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements. Examples of these commitments and contingencies include commitments to extend credit to borrowers under lines of credit and employment agreements with certain executive officers.

At September 30, 2003, and December 31, 2002, we had no unconsolidated, related special purpose entities, nor did we engage in derivatives or hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits us from engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management program.

LIQUIDITY

"Liquidity" refers to our ability to fund loan demand and customers' deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to assure sufficient cash flow to meet all of our financial commitments and to capitalize on opportunities for business expansion in the context of managing the Bank's interest rate risk exposure. This ability depends on our financial strength, asset quality and types of deposit and investment instruments we offer to our customers.

Our principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale, borrowings from the FHLB and capital transactions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. We maintain investments in liquid assets based upon management's assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and objectives of our asset/liability management program.

Cash and cash equivalents decreased $2.2 million to $13.5 million at September 30, 2003. Cash and cash equivalents and securities available for sale represented 29.6% of total assets at September 30, 2003, and 40.0% of total assets at December 31, 2002. The decrease in cash and cash equivalents was driven by strong loan growth, especially during the third quarter of 2003. Net growth in total loans was $21.6 million during the first nine months of 2003, approximately $12.1 million of which was funded during the third quarter. In addition to the net decrease in cash of $2.2 million, the loans were funded through $6.3 million in deposit growth, approximately $6.7 million in net securities reductions, $5.0 million in borrowings from the FHLB and $1.1 million of proceeds from the issuance of common stock in the first quarter of 2003.

During the first nine months of 2002, the Bank was successful in marketing its deposit products to depositors in its market areas. Additionally, the launch of the Millersburg office in early 2002 drew attention to the Bank's strategy and attract deposits. The Bank generated $23.4 million in deposits during the first nine months of 2002. In June 2002, the Bank came under the OCC Agreement that limited the deposit rates that could be offered to potential customers and placed a restriction on the rate of growth in the Bank's assets. As a result, deposit growth slowed during 2003 compared to 2002. Additionally, the Bank has been less reliant on deposit growth in 2003 to fund loans

                                   (Continued)
as a result of the successful common stock offerings in late 2002 and early 2003 which provided significant capital contributions to the Bank. Initially, these funds were invested in securities, primarily mortgage-backed securities and callable agency notes in order to provide liquidity for anticipated loan growth, some of which were sold during 2003.

As cash and cash equivalents and security sales are used to fund loans, we anticipate liquidity will further decrease. Accordingly, we monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities. We believe our current liquidity level, including contingency funding available through borrowing facilities, is sufficient to meet anticipated future growth in loans and deposits under our three-year strategic plan and to maintain compliance with regulatory capital ratios and requirements mandated by the OCC Agreement.

As noted earlier, approximately 83% of the Bank's CD portfolio will mature during the twelve months ending September 30, 2004. The largest pool of maturities over the next twelve months will occur between February and June 2004. That pool also carries the highest average rate of all products in our CD portfolio. This large pool of maturing CDs may significantly reduce the Bank's liquidity and asset size if the Bank cannot retain these accounts upon maturity.

CAPITAL RESOURCES

Total shareholders' equity was $15.7 million at September 30, 2003, an increase of $746,000 from December 31, 2002. The increase was a result of the over-allotment issuance of 150,000 shares of the Company's common stock, which resulted in net proceeds of $1.1 million and net income of $421,000, offset somewhat by unrealized losses of ($808,000) on the securities portfolio. Approximately $665,000 of this unrealized loss occurred during the third quarter of 2003 as long-term interest rates rose significantly during the month of July 2003. The decrease in accumulated other comprehensive income also reflects a reduction in unrealized gains on securities available for sale as some gains were realized through securities sales transactions.

Banks, including the Company's subsidiary, Ohio Legacy Bank, N.A., are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

                                   (Continued)

The Bank's actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2003:

                                                                                                To Be Well-
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                             Actual               Adequacy Purposes          Action Provisions
                                     ----------------------    ----------------------     ----------------------
                                        Amount        Ratio       Amount        Ratio        Amount        Ratio
                                     -----------      -----    -----------      -----     -----------      -----
Total capital to risk-
   weighted assets                   $    19,042       19.7%   $     7,746        8.0%    $     9,682       10.0%
Tier 1 capital to risk-
   weighted assets                        17,979       18.6          3,873        4.0           5,810        6.0
Tier 1 capital to
   average assets                         17,979       12.7          5,672        4.0           7,089        5.0

Under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. The following table summarizes the Bank's actual capital amounts and the amounts required under the OCC Agreement at September 30, 2003:

                                                                    As Required By
                                             Actual               the OCC Agreement
                                     ----------------------    ----------------------
                                        Amount        Ratio       Amount        Ratio
                                     -----------      -----    -----------      -----
Tier 1 capital to risk-
   weighted assets                   $    17,979      18.6%    $    10,651      11.0%
Tier 1 capital to
   average assets                         17,979      12.7          11,343       8.0

Although the Bank's capital ratios at September 30, 2003, met the provisions to be considered "well capitalized," it may not be considered "well-capitalized" while under the terms of the OCC Agreement.

ITEM 3. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   (Continued)

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

                                   (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit
 Number                              Description of Document
-------                              -----------------------
  3.1*            Second Amended and Restated Articles of Incorporation of Ohio
                  Legacy Corp

  3.2**           Code of Regulations of Ohio Legacy Corp

  4.1** See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

  4.2**           Form of Organizer Stock Purchase Warrant

  4.3**           Form of Public Stock Purchase Warrant

 10.1**           Omnibus Stock Option, Stock Ownership and Long Term Incentive
                  Plan

 10.2***          2002 Amendment to Omnibus Stock Option, Stock Ownership and
                  Long Term Incentive Plan of Ohio Legacy Corp

 10.3**           Employment Agreement with Mr. Douce

 10.4**           Employment Agreement with Mr. Pettit

 10.5**           Lease Agreement dated August 24, 1999 by and between Jack K.
                  and Heidi M. Gant and Ohio Legacy Corp

 10.6**           Lease Agreement dated November 30, 1999 by and between
                  Schoeppner Properties and Ohio Legacy Corp

 10.7****         Employment Agreement with Mr. Boss

 10.8****         Lease Agreement dated October 2001 by and between Shee-Bree's,
                  L.L.C. and Ohio Legacy Corp

 10.9*****        Agreement By And Between Ohio Legacy Bank, National
                  Association, Wooster, Ohio, and the Office of the Comptroller
                  of the Currency, dated June 18, 2002

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

 31.1             Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                  Officer

 31.2             Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                  Officer

 32.1             Certification Pursuant To 18 U.S.C. Section 1350 As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

*       -   Incorporated by reference to Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003

**      -   Incorporated by reference to Registrant's Form SB-2, File No.
            333-38328, effective June 1, 2000

***     -   Incorporated by reference to Registrant's Form S-8, File No.
            333-88842, effective May 22, 2002

****    -   Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002

*****   -   Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003

(b) Reports on Form 8-K.

         On July 14, 2003, the Company furnished to the Securities and Exchange Commission a Form 8-K under "Item 5. Other Events and Regulation FD Disclosure" regarding a press release disclosing the hiring of a Chief Operations Officer and the appointment of a Chairman of the Board of Directors.

         On August 8, 2003, the Company furnished to the Securities and Exchange Commission a Form 8-K under "Item 12. Results of Operations and Financial Condition" regarding its press release disclosing the Company's earnings for the second quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OHIO LEGACY CORP
                                     -------------------------------------------
                                     (Registrant)

Date: November 11, 2003              By: /s/ L. Dwight Douce
                                     -------------------------------------------
                                     L. Dwight Douce, President,
                                     Chief Executive Officer and Director

Date: November 11, 2003              By: /s/ Eric S. Nadeau
                                     -------------------------------------------
                                     Eric S. Nadeau
                                     Chief Financial Officer and Treasurer