Form 10KSB
period 2003-12-31
OHIO LEGACY CORP
filed 2004-03-17
CIK 1096654

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31673

OHIO LEGACY CORP

(Name of small business issuer in its charter)

OHIO	34-1903890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 West Liberty Street, Wooster	44691
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (330) 263-1955

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Shares, without par value	NASDAQ SmallCap

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the year ended December 31, 2003, were $8,152,303.

At March 1, 2004, the registrant had 2,119,000, Common Shares issued and outstanding and the aggregate market value of the voting shares held by nonaffiliates of the registrant, based on a price of $12.85 per share, was approximately $18,956,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of 2003 Annual Report to Shareholders

Part III of Form 10-KSB - Portions of Proxy Statement for the 2004 Annual Meeting of Shareholders

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1.	Description of Business.

Background

Ohio Legacy Corp (Ohio Legacy) is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. Ohio Legacy has one wholly-owned subsidiary, Ohio Legacy Bank, N.A (Bank). Hereafter, unless otherwise noted, the “Company,” “us,” “we,” and “our” refer to Ohio Legacy, together with the Bank.

During the first nine months of 2000, Ohio Legacy’s activities were limited to the organization of the Bank and preparation for and completion of the initial public offering of the Company’s common shares. On October 2, 2000, Ohio Legacy sold 951,500 common shares (2000 Offering) at a price of $10.00 per share, resulting in proceeds of $8,848,710, net of offering costs of $666,290. Most of the proceeds of the 2000 Offering were used by Ohio Legacy to provide the initial capitalization of the Bank, which occurred on October 3, 2000. At that time, the Bank began operations.

On December 18, 2002, Ohio Legacy issued 1,000,000 common shares (2002 Offering) at a price of $8.50 per share in a public offering. Proceeds from the 2002 Offering were $7,555,755, net of offering costs of $944,245. In conjunction with the 2002 Offering, Ohio Legacy listed its common shares on the NASDAQ SmallCap Market under the ticker “OLCB.” In December 2002, Ohio Legacy contributed $4,080,000 of the proceeds of the 2002 Offering to the Bank as a capital contribution to provide additional lending capacity for the Bank. On January 17, 2003, an additional 150,000 common shares were issued at $8.50 per share to cover over-allotments in accordance with the terms of the 2002 Offering. Ohio Legacy contributed another $3,000,000 to the Bank as capital.

During the first quarter of 2002, Ohio Legacy created Ohio Legacy Trust I (Trust) for the sole purpose of issuing 8.25% trust preferred securities. The issuance of the trust preferred securities generated $3,325,000, of which $3,100,000 was infused by Ohio Legacy into the Bank as a capital contribution. Prior to December 31, 2003, the Trust was consolidated with the Company but is now reported separately as a result of the Company’s adoption of a newly issued accounting interpretation. Additional information on the new accounting treatment for the Trust is detailed in Note 7 of the Ohio Legacy Corp Annual Report to Shareholders for the year ended December 31, 2003 (Annual Report), which is filed as Exhibit 13 to this Form 10-KSB.

Products and Services

The Company, through the Bank’s three offices, provides retail and commercial banking services to its customers, who are located primarily in Holmes, Stark and Wayne Counties in north east-central Ohio. These products include checking and savings accounts, time deposits, safe deposit box facilities and courier services, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers. General economic conditions in the Company’s market area have been sound. However, in December 2003, Newell Rubbermaid announced the closing of one of their largest manufacturing facilities in the United States, which is in Wooster, Ohio. The closing could result in the loss of over 1,000 jobs in Wayne County. We do not believe this closing will have a material, direct effect on our operations. Approximately 28% and 57% of the Company’s loan and deposit portfolios, respectively, are serviced by the Wooster office. A review of the Bank’s loan customer base does not evidence a significant balance of loans to Rubbermaid employees. We cannot foresee the indirect effects the plant closing may have on the Wayne County economy and the Company (i.e.., the impact on suppliers or vendors providing services to Rubbermaid who have a banking relationship with us).

Certain risks are involved in granting loans that primarily relate to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s responsible credit officer monitors these factors throughout the life of the loan.

Commercial and Construction Lending Products

Commercial loans are primarily variable-rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the businesses’ cash flow. These loans typically are secured by business assets such as equipment, inventory or the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit to evaluate if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans are secured primarily by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not required to do so contractually, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

At December 31, 2003, approximately 69%, 16% and 15% of the Bank’s commercial loan balances were originated in Stark, Holmes and Wayne counties, respectively.

Retail Lending Products

Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower’s residence. These loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. At December 31, 2003, approximately 13%, 36% and 51% of the Bank’s retail residential real estate loan balances were originated in Stark, Holmes and Wayne counties, respectively.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 85% of the purchase price of the car. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans generally are repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures. At December 31, 2003, approximately 9%, 52% and 39% of the Bank’s consumer installment loan balances were originated in Stark, Holmes and Wayne counties, respectively.

Deposit Products

The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Wayne, Stark and Holmes Counties in Ohio and conducive to the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At December 31, 2003, approximately 34%, 9% and 57% of the Bank’s deposit balances originated in Stark, Holmes and Wayne counties, respectively.

Employees

At December 31, 2003, the Bank employed 35 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.

Competition

The Bank operates in a highly competitive industry. In its primary market areas of Stark, Wayne and Holmes Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on various securities which comprise the Bank’s investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to the depositor. The dominant pricing mechanisms on loans are the prime interest rate as published in the Wall Street Journal and short-term US Treasury Note rates with three- or five-year maturities. The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by management. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.

Supervision and Regulation

The Company is subject to supervision, regulation and periodic examination by the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System (Federal Reserve Board). Earnings of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Federal Reserve Board, United States federal government fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with the securities business, capital adequacy requirements and liquidity restraints.

Regulation of Ohio Legacy

Bank Holding Company Act. As a bank holding company, Ohio Legacy is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA). Under the BHCA, Ohio Legacy is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact.

Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Act of 1999 (GLBA) went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating (see below) can elect to become “financial holding companies.” Financial holding companies and their subsidiaries may engage in or acquire companies that engage in a broad range of financial services that were not permitted previously, such as insurance underwriting, securities underwriting and distribution, merchant banking and certain other financial activities as determined by the Federal Reserve Board. Ohio Legacy has not registered as a financial holding company.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies. However, financial holding company affiliates are regulated by functional regulators such as the FDIC, the Securities and Exchange Commission (SEC) and state insurance regulators, depending on the nature of the business of the financial holding company’s affiliates.

The GLBA contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. Ohio Legacy and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank had risk-based capital ratios above minimum requirements at December 31, 2003.

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

Dividend Restrictions. The Bank is a legal entity separate and distinct from Ohio Legacy, though Ohio Legacy owns 100% of the Bank. Virtually all of Ohio Legacy’s revenues will result from dividends paid by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. Under OCC regulations, a national bank, such as Ohio Legacy Bank, may not declare a dividend in excess of its undivided profits, which means that the Bank must recover any start-up losses before it may pay a dividend to Ohio Legacy. Additionally, the Bank may not declare a dividend if the total amount of all dividends declared by the Bank in any calendar year, including the proposed dividend, exceeds the total of the Bank’s retained net income of that year to date, combined with its retained net income of the two preceding years. However, such a dividend may be approved by the OCC in certain circumstances. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations and described above under the heading “Capital Guidelines.”

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

FDIC. The FDIC is an independent federal agency that insures the deposits of federally-insured banks and savings associations up to prescribed limits. The FDIC safeguards the safety and soundness of financial institutions through examinations of insured institutions. The Bank is subject to examination by the FDIC and the Bank’s deposits are assessed deposit insurance premiums by the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks. The FDIC may also terminate the deposit insurance of any institution that has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of the Bank’s deposit insurance.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under the CRA, each institution is required to adopt a statement for each of its marketing areas describing the depositary institution’s efforts to assist in its community’s credit needs. Depositary institutions are examined periodically for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

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

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates monetary policy, credit conditions and interest rates that may influence general economic conditions primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. The Federal Reserve Board’s monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Ohio Legacy Bank, and are expected to continue to do so in the future.

Future Regulatory Uncertainty

Federal regulation of bank holding companies and financial institutions changes regularly and is the subject of constant legislative debate. For example, further regulations may arise from the events of September 11, 2001, such as the USA PATRIOT Act of 2001, which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. In addition, further regulations may be issued by the SEC pursuant to the Sarbances-Oxley Act of 2002 that could impact the Company’s profitability. As a result of the continuous changes in legislation related to the financial services industry, the Company cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Company’s operations and profitability.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-KSB.

Industry Guide 3 - Item I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

A. & B. Average Balance Sheets and Related Analysis of Net Interest Earnings

The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Year ended December 31,
	2003				2002
(Dollars in thousands)	Average outstanding balance		Interest earned/ paid	Yield/ Rate	Average outstanding balance		Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$6,869		$76	1.10%	$7,076		$111	1.57%
Securities available for sale (1)	36,276		1,356	3.78	29,109		1,411	4.90
Federal Reserve Bank stock	623		35	5.58	268		16	5.97
Loans (2)	91,161		6,330	6.94	69,031		5,035	7.29

Total interest-earning assets	134,929		7,797	5.79	105,484		6,573	6.25

Noninterest-earning assets	7,017				6,654

Total assets	$141,946				$112,138

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,781		84	1.08	$5,661		109	1.93
Savings accounts	38,666		563	1.46	33,727		951	2.82
Money market accounts	2,808		23	0.82	3,891		59	1.53
Certificates of deposit	63,859		2,480	3.88	53,548		2,357	4.40

Total interest-bearing deposits	113,114		3,150	2.78	96,827		3,476	3.59
Other borrowings	6,125		477	7.80	3,507		352	10.04

Total interest-bearing liabilities	119,239		3,627	3.04	100,334		3,828	3.82

Noninterest-bearing demand deposits	5,749				3,954
Noninterest-bearing liabilities	951				852

Total liabilities	125,939				105,140
Shareholders’ equity	16,007				6,998

Total liabilities and shareholders’ equity	$141,946				$112,138

Net interest income; interest-rate spread (3)			$4,170	2.75%			$2,745	2.43%

Net earning assets	$15,690				$5,150

Net interest margin (4)				3.10%				2.60%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.05	x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.

(2)	Net of net deferred loan fees and costs and loans in process. Non-accruing loans are treated as noninterest-earning assets during the periods presented while on nonaccrual status.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

C.	Interest Differential

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in balances multiplied by prior year rate), (2) changes in rate (change in rates multiplied by prior year balance) and (3) total changes in rate and volume. The combined effects of changes in both volume and rate, which are not separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Interest-bearing deposits and federal funds sold	$(3)	$(32)	$(35)	$(64)	$(180)	$(244)
Securities available for sale	306	(361)	(55)	1,152	(40)	1,112
Federal agency stock	20	(1)	19	1	—	1
Loans	1,546	(251)	1,295	3,166	(166)	3,000

Total assets	$1,869	$(645)	$1,224	$4,255	$(386)	$3,869

Interest expense attributable to:
Interest-bearing demand deposits	$33	(58)	$(25)	$80	$(24)	$56
Savings accounts	124	(512)	(388)	880	(19)	861
Money market accounts	(14)	(22)	(36)	(27)	(78)	(105)
Certificates of deposit	422	(299)	123	1,331	(283)	1,048
Other borrowings	211	(86)	125	325	(20)	305

Total interest-bearing liabilities	$776	$(977)	$(201)	$2,589	(424)	2,165

Net interest income			$1,425			$1,704

Industry Guide 3 - Item II. Investment Portfolio

A.	This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 2 to the Consolidated Financial Statements on page 12 and is incorporated in this document by reference.

B.	This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 2 to the Consolidated Financial Statements on page 13 and is incorporated in this document by reference. Equity securities consist of Federal Home Loan Bank and Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.

C.	Excluding holdings of U.S. Government agencies and corporations, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2003.

Industry Guide 3 - Item III. Loan Portfolio

A.	Types of Loans

This information is contained in the Annual Report, which is filed as Exhibit 13, Note 3 to the Consolidated Financial Statements on page 13 and is incorporated in this document by reference.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2003:

	Maturing
(Dollars in thousands)	One year or less	After one through five years	After five years	Total
Fixed rate:
Commercial	$1,622	$2,410	$106	$4,138
Commercial real estate	655	669	66	1,390
Real estate construction	1,058	762	1,217	3,037

Total fixed rate	$3,335	$3,841	$1,389	$8,565

Variable rate:
Commercial	$5,540	$1,839	$1,182	$8,561
Commercial real estate	1,907	433	20,727	23,067
Multifamily residential real estate	43	—	8,077	8,120
Real estate construction	2,928	3,058	2,769	8,755

Total variable rate	$10,418	$5,330	$32,755	$48,503

C.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans - This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 3 to the Consolidated Financial Statements on page 14 and is incorporated in this document by reference.

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

When analysis of a borrower’s operating results and financial condition indicates the borrower’s underlying cash flows are not adequate to meet debt service requirements, the loan is evaluated for impairment. Smaller-balance homogeneous loans are evaluated for impairment in total. These loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer, credit card and home equity loans. Commercial, agricultural and commercial real estate loans are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment.

Impaired loans are carried at (a) the present value of expected cash flows, discounted at the loan’s effective interest rate, or (b) at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2.	Potential Problem Loans - At December 31, 2003, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 - Item III.C.1.

3.	Foreign Outstandings - There were no foreign loans outstanding during any period presented.

4.	Loan Concentrations - At December 31, 2003, approximately $16,198,000 of loans were made to individuals or companies involved in the rental or leasing of residential real estate. This concentration accounts for 14.7% of total loans at that date.

D.	Other Interest-bearing Assets - At December 31, 2003, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Item III.C.1. or 2.

Industry Guide 3 - Item IV. Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the year ended December 31 was as follows:

	2003	2002
Balance, January 1	$837,210	$385,923
Provision for loan losses	418,250	452,456
Loans charged-off:
Residential real estate	(70,997)	—
Commercial	(20,401)	—
Consumer and home equity	(45,714)	(1,769)

Total loans charged-off	(137,112)	(1,769)
Recoveries, consumer and home equity	3,565	600

Balance, December 31	$1,121,913	$837,210

Balance as a percentage of total loans	1.02%	1.06%

The allowance for loan losses balance and provision charged to operating expense are determined by management based on periodic reviews of the loan portfolio, economic conditions and various other circumstances that are subject to change over time. In making this judgment, management reviews selected large loans as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

B.	Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

	2003		2002
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Commercial	$253,347	11.5%	$204,748	12.9%
Commercial real estate	366,868	22.2	303,800	23.2
Multifamily residential real estate	121,808	7.4	100,981	8.5
Residential real estate	131,783	38.7	141,707	39.5
Construction	176,867	10.7	18,543	5.9
Consumer and home equity	71,240	9.5	67,431	10.0

Total	1,121,913	100.0%	$837,210	100.0%

Industry Guide 3 - Item V. Deposits

A.	Average Amount and Average Rate Paid On Deposits. This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 5 to the Consolidated Financial Statements on page 17 and is incorporated in this document by reference.

B.	Other categories – not applicable.

C.	Foreign deposits – not applicable.

D.	The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2003:

Three months or less	$4,445,572
Over three through six months	9,103,286
Over six through twelve months	6,980,102
Over twelve months	3,229,516

Total	$23,758,476

E.	Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI. Return on Equity and Assets

This information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Comparative Summary of Selected Financial Data” on page 26 and is incorporated in this document by reference.

Industry Guide 3 - Item VII. Short-Term Borrowings

During the years ended December 31, 2003 and 2002, the Company had no short-term borrowings outstanding whose average balance outstanding was greater than 30% of shareholder’s equity at the end of each respective year.

Item 2.	Description of Property.

The Bank currently leases and operates three banking offices, including its main office, and an operation center:

1.	Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)

2.	Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (operating lease)

3.	Millersburg Branch Office, 225 North Clay Street, Millersburg, Ohio, 44654 (capital lease)

4.	Wooster Operations Center, 111 South Buckeye Street, Wooster, Ohio, 44691 (operating lease)

On October 10, 2001, the Company agreed to lease the branch office in Millersburg from some of the directors and shareholders of the Company. The term of the lease is fifteen years which commenced upon occupancy of the property in March 2002. Rent is $87,000 annually for the first five years with increases to $96,000 for years six through ten and to $105,000 for years eleven through fifteen.

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

No matters were submitted to a vote of the security holders in the fourth quarter of 2003.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The information required under a., b., and c. of this Item 5 is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Price Range of Common Stock and Dividends” on page 39 and is incorporated in this document by reference.

Equity Compensation Plan Table

The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company and the number of securities remaining available for future issuance as of the end of the 2003 fiscal year.

	Number of securities to be issued upon exercise of outstanding options and warrants (a)		Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	289,250	(1)	$9.76	60,750

Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)	Includes 150,000 warrants granted to directors and officers of the Company.

Item 6.	Management’s Discussion and Analysis.

The information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27 through 37 and is incorporated in this document by reference.

Item 7.	Financial Statements.

The Consolidated Financial Statements and the report of Crowe Chizek and Company LLC dated February 4, 2004, appearing in the Annual Report, which is filed as Exhibit 13, on pages 27 through 37 are incorporated in this document by reference.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

Item 8A.	Controls and Procedures.

The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Within the 90 days prior to December 31, 2003, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2003, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management assessed the Company’s system of internal controls over financial reporting as of December 31, 2003. Based on this assessment, management does not believe that, as of December 31, 2003, there were material weaknesses in its system of internal controls over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information contained in the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of Ohio Legacy Corp (Proxy Statement) under the captions “Proposal 1 Election of Directors” on pages 1 through 4, “Executive Officers” on page 5, “Compliance with Section 16(a) of the Exchange Act” on page 9, and “Report of the Audit and Compliance Committee” on pages 14 and 15 is incorporated in this document by reference.

Item 10.	Executive Compensation

The information contained in the Proxy Statement under the caption “Compensation of Executive Officers” on pages 6 through 7 and “Report of the Compensation Committee” on pages 15 and 16 is incorporated in this document by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 7 and is incorporated in this document by reference.

Item 12.	Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” on page 9 is incorporated in this document by reference.

Item 13.	Exhibits and Reports on Form 8-K.

(a).	Exhibits

Exhibit Number	Description of Document

3.1*	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1***	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2***	Form of Organizer Stock Purchase Warrant

4.3***	Form of Public Stock Purchase Warrant

4.4	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1***	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2****	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3***	Employment Agreement with Mr. Douce

10.4***	Employment Agreement with Mr. Pettit

10.5***	Lease Agreement dated August 24, 1999 by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6***	Lease Agreement dated November 30, 1999 by and between Schoeppner Properties and Ohio Legacy Corp

10.7*****	Employment Agreement with Mr. Boss

Exhibit Number	Description of Document

10.8*****	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9******	Agreement By And Between Ohio Legacy Bank, National Association, Wooster, Ohio, and the Office of the Comptroller of the Currency, dated June 18, 2002

10.10	Change of Control Severance Agreement with Mr. Nadeau

10.11	Change of Control Severance Agreement with Mr. Saporito

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to page 10 of the 2003 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-KSB)

13	2003 Annual Report to Shareholders

20	Proxy Statement for the 2004 Annual Meeting of Shareholders

21	Subsidiary of Ohio Legacy Corp

23	Consent of Crowe Chizek and Company LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

**	- Incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 000-31673, filed on March 23, 2001

***	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

****	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

*****	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

*****	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 28, 2003

(b)	Reports on Form 8-K

On November 3, 2003, the Company furnished to the Securities and Exchange Commission a Form 8-K under “Item 12. Results of Operations and Financial Condition” regarding its press release disclosing the Company’s earnings for the third quarter of 2003.

Item 14.	Principal Accountant Fees and Services.

The information contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” on pages 9 through 11 and is incorporated in this document by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP (Registrant)

By:	/s/ L. DWIGHT DOUCE

L. Dwight Douce President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ L. DWIGHT DOUCE	Date:	March 17, 2004

L. Dwight Douce President, Chief Executive Officer and Director

By:	/s/ ERIC S. NADEAU	Date:	March 17, 2004

Eric S. Nadeau Chief Financial Officer and Treasurer

By:	/s/ D. WILLIAM ALLEN	By:	/s/ WILLIAM T. BAKER

	D. William Allen, Director		William T. Baker, Director

By:	/s/ ROBERT F. BELDEN	By:	/s/ J. EDWARD DIAMOND

	Robert F. Belden, Director		J. Edward Diamond, Director

By:	/s/ SCOTT J. FITZPATRICK	By:	/s/ RANDY G. JONES

	Scott J. Fitzpatrick, Director		Randy G. Jones, Director

By:	/s/ GREGORY A. LONG	By:	/s/ BENJAMIN M. MAST

	Gregory A. Long, Director		Benjamin M. Mast, Director

By:	/s/ DANIEL H. PLUMLY	By:	/s/ STEVEN G. PETTIT

	Daniel H. Plumly, Director and Secretary		Steven G. Pettit, Senior Loan Officer, President of Stark County Region and Director

By:	/s/ MICHAEL D. MEENAN	By:	/s/ THOMAS W. SCHERVISH

	Michael D. Meenan, Director		Thomas W. Schervish, Director