Form 10QSB
period 2004-03-31
OHIO LEGACY CORP
filed 2004-05-17
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-31673

OHIO LEGACY CORP

(Exact name of small business issuer as specified in its charter)

OHIO	34-1903890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 West Liberty Street, Wooster, OH, 44691	(330) 263-1955
(Address of principal executive offices)	Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 12, 2004, the latest practicable date, there were 2,119,120 shares of the issuer’s Common Stock, without par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

1.

OHIO LEGACY CORP

FORM 10-QSB

FOR THE THREE MONTHS ENDED MARCH 31, 2004

FIRST QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004, and December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$4,868,829	$4,370,383
Federal funds sold and interest-bearing deposits in financial institutions	6,672,000	3,814,436

Cash and cash equivalents	11,540,829	8,184,819
Securities available for sale	36,753,553	38,054,644
Loans, net	116,274,302	108,792,368
Federal agency stock	1,144,350	1,039,200
Premises and equipment, net	1,988,360	2,036,544
Other real estate owned	70,000	70,000
Accrued interest receivable and other assets	1,078,906	880,904

Total assets	$168,850,300	$159,058,479

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,095,095	$7,133,620
Interest-bearing demand	9,214,448	8,962,743
Savings	38,443,499	39,667,717
Certificates of deposit	73,070,433	67,387,021

Total deposits	127,823,475	123,151,101
Federal Home Loan Bank advances	19,396,504	14,759,314
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	974,773	976,643
Accrued interest payable and other liabilities	777,089	801,954

Total liabilities	152,296,841	143,014,012

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 2,500,000 shares authorized, 2,119,020 and 2,118,000 shares issued and outstanding at March 31, 2004, and December 31, 2003, respectively	17,712,155	17,701,955
Accumulated deficit	(1,333,585)	(1,555,585)
Accumulated other comprehensive income (loss)	174,889	(101,903)

Total shareholders’ equity	16,553,459	16,044,467

Total liabilities and shareholders’ equity	$168,850,300	$159,058,479

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Interest income:
Loans, including fees	$1,805,449	$1,427,655
Securities	356,366	440,237
Interest-bearing deposits, federal funds sold and other	25,933	29,847

Total interest income	2,187,748	1,897,739

Interest expense:
Deposits	739,035	839,874
Other borrowings	197,820	110,625

Total interest expense	936,855	950,499

Net interest income	1,250,893	947,240

Provision for loan losses	85,000	80,000

Net interest income after provision for loan losses	1,165,893	867,240

Noninterest income:
Service charges and other fees	87,932	66,560
Gain on sales of securities available for sale, net	13,147	57,849
Other income	2,286	2,654

Total noninterest income	103,365	127,063

Noninterest expense:
Salaries and benefits	464,702	380,160
Occupancy and equipment	150,283	139,174
Professional fees	87,967	80,264
Franchise tax	63,050	48,800
Data processing	100,925	76,061
Marketing and advertising	43,897	28,247
Stationery and supplies	17,418	18,756
Other expenses	119,016	86,841

Total noninterest expense	1,047,258	858,303

Earnings before income taxes	222,000	136,000

Income tax expense	—	—

Net earnings	$222,000	$136,000

Basic earnings per share	$0.10	$0.07
Diluted earnings per share	$0.10	$0.07

Basic weighted average shares outstanding	2,118,750	2,087,367
Diluted weighted average shares outstanding	2,180,894	2,087,930

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net earnings	$222,000	$136,000
Other comprehensive income (loss):
Reclassification adjustment for amounts realized on securities sales included in net earnings	(13,147)	(57,849)
Net unrealized gain (loss) on available for sale securities arising during the period	289,939	(103,524)

Other comprehensive income (loss)	276,792	(161,373)

Comprehensive income (loss)	$498,792	$(25,373)

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$16,044,467	$15,003,055

Net earnings	222,000	136,000

Other comprehensive income (loss)	276,792	(161,373)

Proceeds from exercise of stock warrants	10,200	—

Proceeds from exercise of over-allotment option on 150,000 shares of common stock, net of offering costs of $142,510	—	1,132,490

Balance, end of period	$16,553,459	$16,110,172

See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$222,000	$136,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	64,378	60,824
Securities amortization and accretion	37,024	46,928
Dividends on Federal Home Loan Bank stock	(5,200)	—
Provision for loan losses	85,000	80,000
Gain on sales of securities available for sale	(13,147)	(57,849)
Net change in:
Accrued interest receivable and other assets	(111,212)	(254,267)
Accrued interest payable and other liabilities	(24,865)	55,476
Deferred loan fees	3,921	44,410

Net cash provided by operating activities	257,899	111,522

Cash flows from investing activities:
Purchases of securities available for sale	(3,040,773)	(16,223,503)
Maturities, calls and paydowns of securities available for sale	1,541,386	7,706,919
Proceeds from sale of securities available for sale	2,966,602	2,514,307
Purchase of federal agency stock	(99,950)	(126,450)
Net change in loans	(7,570,855)	(3,577,144)
Purchases of premises and equipment	(16,193)	(22,009)

Net cash used by investing activities	(6,219,783)	(9,727,880)

Cash flows from financing activities:
Net change in deposits	4,672,374	1,220,222
Repayment of capital lease obligations	(1,870)	(1,602)
Proceeds from exercise of stock warrants	10,200	—
Proceeds from FHLB advances	5,000,000	—
Repayments of FHLB advances and other borrowed funds	(362,810)	(105,000)
Proceeds from issuance of common stock, net of offering costs	—	1,132,490

Net cash provided by financing activities	9,317,894	2,246,110

Increase (Decrease) in cash and cash equivalents	3,356,010	(7,370,248)
Cash and cash equivalents at beginning of period	8,184,819	15,719,451

Cash and cash equivalents at end of period	11,540,829	$8,349,203

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$872,368	$873,280
Federal income taxes	—	—
Noncash transactions:
Commitments to purchase securities available for sale	—	675,000
Amounts receivable from sale of securities available for sale	—	3,664,410

See notes to the consolidated financial statements.

7.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (“Bank”). Intercompany transactions and balances are eliminated in consolidation. References to the “Company” include Ohio Legacy, consolidated with its subsidiary, the Bank.

Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio. On October 3, 2000, Ohio Legacy sold 951,500 shares of common stock at a price of $10.00 per share, resulting in proceeds of $8,848,710, net of offering costs of $666,290 (“2000 Offering”). Most of the proceeds of the 2000 Offering were used by Ohio Legacy to provide the initial capitalization of the Bank, which occurred on October 3, 2000. At that time, the Bank began operations.

The Bank provides financial services through its full-service offices in Wooster, Millersburg and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with accounting principles generally accepted in the United States of America (“GAAP”). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2003 Annual Report that was filed as Exhibit 13 to the December 31, 2003, Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

(Continued)

8.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings Per Share: Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
BASIC:
Net earnings	$222,000	$136,000

Weighted average common shares outstanding	2,118,750	2,087,367

Basic earnings per share	$0.10	$0.07

DILUTED:
Net earnings	$222,000	$136,000

Weighted average common shares outstanding	2,118,750	2,087,367
Dilutive effect of stock options	62,144	563

Total common shares and dilutive potential common shares	2,180,894	2,087,930

Diluted earnings per share	$0.10	$0.07

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three Months Ended March 31,
	2004	2003
Stock warrants	—	339,600
Stock options	58,500	87,000

Total	58,500	426,600

Stock Compensation: Compensation expense under all stock options and the stock warrants granted to the Company’s Board of Directors is reported using the intrinsic value method. Accordingly, no stock-based compensation expense is reflected in net earnings in the accompanying consolidated statements of operations as all options and warrants granted had an exercise price equal to the market price of the underlying common stock at the date of grant. See Note 7 for additional information regarding stock compensation.

The following table illustrates the effect on net earnings and earnings per share if expense were measured using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

9.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31,
	2004	2003
Net earnings as reported	$222,000	$136,000
Deduct stock-based compensation expense determined under fair value based method	(130,000)	(97,000)

Pro forma net earnings	$92,000	$39,000

Basic and diluted earnings per share as reported	$0.10	$0.07
Pro forma basic and diluted earnings per share	$0.04	$0.02

The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options granted during the quarters ended March 31, 2004 and 2003, as of the grant date:

	2004 Stock Options	2003 Stock Options
Fair value, calculated	$6.25	$2.77
Exercise price	12.00	8.50
Risk-free interest rate, 10-year Treasury (CMT)	4.05%	3.94%
Expected stock price volatility	32.99	None
Expected dividend rate	None	None
Expected life	10 years	10 years

NOTE 2 – SECURITIES

Securities available for sale at March 31, 2004, and December 31, 2003, were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2004
U.S. Government agencies and corporations	$9,146,854	$18,576	$(54,208)
Mortgage-backed securities	27,606,699	277,484	(66,963)

Total	$36,753,553	$296,060	$(121,171)

December 31, 2003
U.S. Government agencies and corporations	$9,031,234	$18,462	$(169,171)
Mortgage-backed securities	29,023,410	171,083	(122,277)

Total	$38,054,644	$189,545	$(291,448)

(Continued)

10.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (Continued)

At March 31, 2004, there were no securities that had unrealized losses for more than twelve months, nor were there any securities with other than temporary declines in market value or impairment as the decline in fair value is largely due to an increase in market rates. Fair values are expected to recover as the bonds approach maturity. At March 31, 2004, and December 31, 2003, the fair values of securities with unrealized losses were $15,401,262 and $18,998,957, respectively.

Contractual maturities of debt securities at March 31, 2004, were as follows. Balances are presented at fair value with the yield calculated on amortized cost:

	Maturing
	Less than one year		After one through five years		After five through ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies and corporations	$46	5.36%	$7,454	3.41%	$1,647	3.40%	$—	—%
Mortgage-backed securities	—	—	331	5.18	8,604	3.92	18,672	3.89

Total	$46	5.36%	$7,785	3.49%	10,251	3.84%	$18,672	3.89%

The following table details sales transactions of securities available for sale during the periods presented:

	Three Months Ended March 31,
	2004	2003
Proceeds from sales	$2,966,602	$6,178,717

Gross realized gains	$23,163	$57,849
Gross realized losses	(10,016)	—

Net gain on sales of securities	$13,147	$57,849

Securities with a fair value of $28,370,000 and $20,202,000 were pledged as collateral for public funds deposits and Federal Home Loan Bank advances at March 31, 2004, and December 31, 2003, respectively. At March 31, 2004, there were no holdings of securities of any one issuer, other than U.S. Government agencies and corporations, in an amount greater than 10% of shareholders’ equity.

At March 31, 2004, and December 31, 2003, federal agency stock consisted of Federal Reserve Bank stock of $544,350 and $533,800, respectively, and stock of the Federal Home Loan Bank of Cincinnati of $600,000 and $505,400, respectively.

(Continued)

11.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans, by collateral type, were as follows at March 31, 2004, and December 31, 2003:

	March 31, 2004		December 31, 2003
	Balance	Percent	Balance	Percent
Residential real estate	$43,864,591	37.3	$42,510,798	38.7%
Multifamily residential real estate	9,690,375	8.2	8,120,517	7.4
Commercial real estate	28,206,006	24.0	24,457,198	22.2
Construction	13,104,400	11.1	11,791,077	10.7
Commercial	11,490,577	9.8	12,698,536	11.5
Consumer	11,286,305	9.6	10,511,437	9.5

Total loans	117,642,254	100.0%	110,089,563	100.0%

Less: Allowance for loan losses	(1,188,749)		(1,121,913)
Net deferred loan fees	(179,203)		(175,282)

Loans, net	$116,274,302		$108,792,368

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$1,121,913	$837,210
Provision for loan losses	85,000	80,000
Loans charged-off	(19,800)	(27,789)
Recoveries	1,636	1,346

Balance, end of period	$1,188,749	$890,767

Impaired and nonperforming loans were as follows at March 31, 2004, and December 31, 2003, and during the three months ended March 31, 2004 and 2003:

	March 31, 2004	December 31, 2003
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	—	154,140
Impaired loans	$112,500	$—
Amount of the allowance for loan losses allocated	12,867	—

	Three months ended March 31,
	2004	2003
Interest income foregone on nonaccrual loans	$736	$—
Average of impaired loans during the period	$75,000	$—
Interest income recognized during impairment	—	—
Cash-basis interest income recognized during impairment	—	—

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

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The following table details Federal Home Loan Bank (“FHLB”) advances as of March 31, 2004:

One-year interest-only advance 1.64% fixed rate, maturing December 16, 2004	$3,000,000
Eighteen-month interest-only advance 2.02% fixed rate, maturing June 16, 2005	2,500,000
Two-year interest-only advance 2.36% fixed rate, maturing December 16, 2005	1,500,000
Thirty-month interest-only advance 2.77% fixed rate, maturing June 23, 2006	1,500,000
Three-year interest-only advance 3.07% fixed rate, maturing December 22, 2006	1,500,000
Three-year, constant monthly payment advance 2.26% fixed rate, final maturity October 1, 2006	2,595,385
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	5,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	1,801,119

$19,396,504

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances were collateralized by securities. Based upon securities specifically pledged as collateral to the FHLB at March 31, 2004, the Bank had approximately $1,243,000 in additional borrowing capacity available for additional advances. As of March 31, 2004, required principal payments on all FHLB advances over the next five years are:

2004	$4,101,360
2005	5,499,136
2006	4,362,239
2007	5,433,769

$19,396,504

NOTE 6 – SUBORDINATED DEBENTURES AND OTHER BORROWINGS

In March 2002, the Company formed a special purpose entity, Ohio Legacy Trust I (“Trust”), for the sole purpose of issuing $3,325,000 of 8.25% fixed-rate trust preferred securities. Ohio Legacy borrowed $105,000 and contributed $104,000 to the Trust as part of the Trust’s initial capitalization. This interest-only note matured and was repaid on March 26, 2003. Additionally, the Company issued 8.25% Subordinated Deferrable Interest Debentures (“subordinated debentures”) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. During 2002, Ohio Legacy infused $3,100,000 of the proceeds of the subordinated debentures into the Bank as a capital contribution.

(Continued)

13.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – SUBORDINATED DEBENTURES AND OTHER BORROWINGS (Continued)

The subordinated debentures represent the sole asset of the Trust and are due on March 31, 2022 (“Due Date”). Ohio Legacy may redeem the subordinated debentures any time prior to the Due Date at par value. The trust preferred securities will mature March 31, 2022, but may be redeemed by the Trust at par, at its option, starting March 31, 2007. Directors of the Company and their family members, purchased $2,675,000 of the trust preferred securities.

Prior to December 31, 2003, the Trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “Trust Preferred Securities” and the subordinated debentures eliminated in consolidation. New accounting guidance, FIN 46 (as revised in December 2003), changes the accounting model for consolidation from one based on consideration of control through voting interests to one which now also considers: (1) whether an entity has sufficient equity at risk to enable it to operate without additional financial support, (2) whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or (3) whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.

Accordingly, the Trust is no longer consolidated and the Company does not report the securities issued by the Trust as liabilities. Instead, the Company reports the subordinated debentures issued by Ohio Legacy to the Trust as liabilities as they are no longer eliminated in consolidation. Ohio Legacy’s equity investment in the Trust is accounted for using the equity method. As a result, there was no significant effect on the Company’s assets, liabilities or net earnings.

NOTE 7 – STOCK-BASED COMPENSATION

The Company granted 150,000 warrants (“Director Warrants”) to the Board of Directors and organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At March 31, 2004, all Director Warrants were vested and exercisable and no Director Warrants had been exercised or forfeited.

The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (“Stock Ownership Plan”). A total of 200,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the Stock Ownership Plan, each nonemployee Director will be granted 2,500 nonqualified options at the time, or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. Options granted to employees and officers of the Company vest at the end of the third year from the date of grant. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. All options have a life of ten years from the date of grant. In the event of a change in control of the Company, outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.

(Continued)

14.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION (Continued)

The following table details stock option grants under the Stock Ownership Plan during the three months ended March 31:

	Three Months Ended March 31,
	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	139,250	$9.51	87,000	$10.00
Granted	58,500	12.00	44,250	8.50
Forfeited	(250)	8.50	(500)	10.00
Exercised	—	—	—	—

Outstanding at end of period	197,500	$10.25	130,750	$9.49

Exercisable at end of period	54,000	$10.47	27,500	$9.40

The Company is accounting for the Stock Ownership Plan and the Director Warrants under Accounting Principles Board Opinion No. 25 and has elected to disclose the pro forma impact of warrants and options on net earnings in accordance with SFAS No. 123 (See Note 1).

NOTE 8 – COMMON STOCK WARRANTS

As part of the October 2000 initial offering of the Company’s common stock, the Company issued to shareholders one stock warrant for every five shares of stock purchased, resulting in the issuance of 193,000 warrants. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance. Each warrant entitles the holder to purchase one common share at a purchase price of $10.00 at any time during the life of the warrant. The warrants may be called by the Company at $0.10 per warrant. If called, each holder of a warrant must exchange the warrant within 30 days or the warrant will expire with no payment being made to the warrant holder. The warrants are only transferable with the underlying common shares in increments of one warrant for every five shares transferred. During the three months ended March 31, 2004, there were 1,020 warrants exercised. At March 31, 2004, there were 186,280 warrants outstanding.

NOTE 9 – OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

(Continued)

15.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – OFF-BALANCE SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2004, and December 31, 2003:

	March 31, 2004	December 31, 2003
Commitments to make loans:
Variable-rate	$20,861,050	$14,265,000
Fixed-rate	2,047,700	1,786,000

Unused lines of credit, variable-rate	$15,373,536	$14,716,000

Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 5.25% to 8.25% at March 31, 2004, and 4.50% to 9.00% at December 31, 2003.

NOTE 10 – REGULATORY MATTERS

After a regular examination of the Bank in early 2002 by the Office of the Comptroller of the Currency (“OCC”), the Bank entered into a formal agreement with the OCC on June 18, 2002 (“OCC Agreement”). Under the OCC Agreement, the Bank must adopt and implement certain plans, policies and strategies, including a strategic plan and a related staffing plan, improved management information systems and information security programs and an independent, ongoing review system for the Bank’s loan portfolio. In addition, under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. Although the Bank’s capital ratios at March 31, 2004, and December 31, 2003, met the provisions to be considered “well capitalized,” it can not be considered “well-capitalized” while under the terms of the OCC Agreement.

During the third quarter of 2003, in response to progress made by management under the terms of the agreement, the OCC modified Article VI of the OCC Agreement. Before October 1, 2003, the Bank’s average asset growth was restricted to no greater than 5% each calendar quarter. The modification relieved the Bank of the quarterly compliance requirement and implemented an annual growth restriction of no greater than 22% over the Bank’s average assets during the third quarter of 2003. The annual growth restriction will remain in place until the OCC agrees that the Bank has achieved compliance with its strategic and staffing plans.

16.

Item 2. Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of March 31, 2004, and December 31, 2003, and for the three months ended March 31, 2004 and 2003. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (“the Bank”).

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as: “may,” “might,” “could,” “would,” “should,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project” or “continue” or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

•	anticipated changes in industry conditions created by state and federal legislation and regulations;

•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	retention of our existing customer base and our ability to attract new customers;

•	the development of new products and services and their success in the marketplace;

•	the adequacy of the allowance for loan losses; and

•	statements regarding our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.

(Continued)

17.

OVERVIEW

The following key factors summarize changes in our financial condition during the three months ended March 31, 2004:

•	Funding for our asset growth was equally distributed between increases in deposit balances and borrowings from the Federal Home Loan Bank of Cincinnati (FHLB);

•	Though the cost of our certificates of deposit (CDs) and borrowings decreased, and will continue to decrease through maturities and repricings, our overall cost of funds has not fallen as quickly as anticipated due to the mix of funding shifting to CDs and borrowings. As a result, interest rate spread remained flat;

•	Growth in our loan portfolio was seasonally strong; and,

•	Credit quality continues to remain a point of pride for the Company.

The following key factors summarize our results of operations during the three months ended March 31, 2004:

•	Net income increased 63% compared to the first quarter 2003 and 18% over the fourth quarter of 2003;

•	While net interest income increased nearly 7% over the fourth quarter of 2003, margin was pressured by the shift in funding discussed above and as a result of the leveraged securities purchase in December 2003;

•	The efficiency ratio increased slightly due to additional personnel and deposit-related expenses; and,

•	Annualized return on equity and assets improved to 5.49% and 0.55%, respectively.

SIGNIFICANT ACCOUNTING POLICIES

Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. We estimate the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the loan balance cannot be collected.

We consider various factors, including portfolio risk, the economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and on a quarterly basis by an independent third party. Delinquent loans are not material at this time; however, given the fact that the Bank began operations in October 2000, we do not have sufficient historical data on our loan portfolio to identify consistent or significant trends in loan losses.

FINANCIAL CONDITION

Assets. At March 31, 2004, total assets were $168.9 million, an increase of $9.8 million or 6%, from December 31, 2003. This increase was funded primarily by a growth in deposits of $4.7 million and borrowings from the FHLB of $4.6 million, net of repayments of $363,000.

Securities. Total securities decreased by $1.3 million during the first quarter of 2004. The decrease was the result of the prepayments on mortgage-backed securities. Mortgage-backed securities (MBS) comprise over 75% of our securities portfolio. We anticipate continued growth in loan originations through 2004 and, thus, have given preference to MBS with short average lives and duration to provide an additional source of liquidity through principal paydowns.

During the first quarter of 2004, we sold $3.0 million of low-balance MBS that were likely to prepay in the next twelve months. Rather than allow the securities to prepay at par, we sold them at a net gain and reinvested the proceeds in MBS with relatively short estimated average lives.

In late December 2003, to leverage our capital position, we borrowed $10.0 million from the FHLB and purchased $10.0 million in MBS. We structured the transaction by laddering maturities of advances to coincide with the cash

(Continued)

18.

flows from the MBS, with some maturity mismatches. However, we were cautious in our selection of securities to acquire as we were willing to sacrifice net yield on the mismatch in order to reduce the extension risk of the assets in an assumed increasing rate environment.

Loans. At March 31, 2004, total loans (before the allowance for loan losses and deferred fees) were $117.6 million, an increase of $7.6 million, or 7% from December 31, 2003. Loan growth outpaced deposit growth during the first quarter which required us to borrow an additional $5.0 million from the FHLB. The first quarter is typically a period of slower loan growth as inclement weather impedes construction and development of commercial real estate projects. However, demand for credit was strong during the first quarter of 2004 and the Bank participated in two commercial real estate loans with another institution. One of those participations closed in March and is included in the March 31, 2004, balance sheet. The other participation loan closed in early April and is not reflected in the first quarter results.

The strongest growth during the quarter came in the multifamily and commercial real estate categories, with each increasing 19% and 15% respectively. We believe the optimal mix for the Bank’s loan portfolio under our strategic plan is 65% commercial, commercial real estate and multifamily real estate, 25% residential real estate and construction loans and 10% consumer loans.

Allowance for loan losses and asset quality. During the first quarter, the allowance for loan losses increased to $1.2 million or 1.01% of total loans at March 31, 2004, from $1.1 million, or 1.02% of loans at December 31, 2003. Asset quality remained strong during the first quarter of 2004 as nonperforming loans (nonaccrual and impaired loans) fell to $112,500, or 0.10% of total loans, from $154,140 at December 31, 2003. Net charge-offs during the quarter totaled $18,000. See “Significant Accounting Policies – Allowance for loan losses” above. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses are imminent.

Accrued interest receivable and other assets. Accrued interest receivable was essentially flat at March 31, 2004, compared to December 31, 2003, as higher loan balances were offset by lower rates. The increase in other assets is attributable to prepaid state franchise taxes which are paid in the first half of the year and amortized to a zero balance at the end of the year. Other real estate owned is comprised of a single property near our Wooster office. Increases in federal agency stock were the result of stock dividends from the FHLB and required purchases of stock as a result of our asset growth and additional borrowings from the FHLB.

Deposits. Total deposits increased $4.7 million during the quarter to $127.8 million at March 31, 2004. Certificate of deposit accounts comprised 57% of our deposit portfolio at March 31, 2004, compared to 55% at December 31, 2003. Most of that shift in mix is the result of deposits from public agencies, which require us to pledge securities as reserve for deposits of public agencies that exceed FDIC insurance limits. While public funds are not a strong source of liquidity due to the collateral pledge requirements, we entered the public funds market during the first quarter of 2004 to improve our relationship with our local communities and to offset potential deposit losses as a large pool of CDs will mature during 2004. This pool carried an average rate of 5.05% at December 31, 2003. We have been able to retain a majority of CDs that matured during the first quarter of 2004. However, the strongest period of maturities will occur in the second and third quarters of 2004.

While we expect improvement in our interest rate spread as a result of these accounts repricing downward, there can be no assurances we will be able to retain these deposit accounts upon maturity. As a result, we are cognizant of monitoring our liquidity position and contingency funding plan to ensure the availability of funds should we experience significant runoff of these accounts when they mature.

Core deposits (checking and savings accounts) decreased $1.0 million during the quarter as a number of customers followed short-term teaser rates offered by competitors. We are reluctant to compete for those customers as most of them do not mature into a relationship with us as they seek to shift funds to the next highest bidder, essentially reducing them to a high-cost, short-term funding source. However, we also are seeking loyal core deposit accounts to lower our cost of funds. In April 2004, we launched a new suite of checking accounts that offers a number of benefits and services to customers. We believe these features will attract new customers and potentially increase fee income as some of the features require a monthly fee for access.

(Continued)

19.

Federal Home Loan Bank advances. In early March 2004, we borrowed an additional $5.0 million from the FHLB as our forecasted loan demand appeared to exceed our current liquidity benchmarks. The advance is fixed-rate for three years and carries a rate of 2.42%

RESULTS	OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004

Net earnings increased to $222,000 for the three months ended March 31, 2004, an 18% increase compared to the fourth quarter of 2003 and a 63% increase over the $136,000 netted during the first quarter 2003.

Net interest income. During the three months ended March 31, 2004, net interest income increased to $1.3 million compared to $947,000 during the first quarter of 2003, primarily as a result of a higher average balance of interest-earning assets and a shift in asset composition to higher yielding loans from securities. During the quarter ended March 31, 2004, average loans as a percent of average interest-earning assets was 72% compared to 61% during the first quarter of 2003.

Interest rate spread (the difference between the yield earned on assets and the cost of deposits and borrowings) increased to 2.93% in 2004 from 2.53% during the first quarter of 2003. The shift in asset mix improved net interest margin (net interest income divided by average interest-earning assets), which increased to 3.23% in 2004 compared to 2.90% in the first quarter of 2003. Margin declined slightly during the first quarter of 2004 from the 3.28% recorded during the fourth quarter of 2003 as a result of the securities transaction of December 2003, discussed above under “Securities.”

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

(Continued)

20.

	Three months ended March 31,
	2004				2003
(Dollars in thousands)	Average Outstanding balance		Interest earned/ paid	Yield/ Rate	Average outstanding balance		Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,338		$13	0.95%	$8,269		$24	1.16%
Securities available for sale (1)	37,415		356	3.81	42,140		440	4.24
Federal agency stock	1,062		13	5.00	395		6	5.98
Loans (2)	111,273		1,805	6.51	80,198		1,428	7.12

Total interest-earning assets	155,088		2,187	5.66	131,302		1,898	5.82

Noninterest-earning assets	6,308				6,791

Total assets	161,396				$137,793

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,194		18	0.79%	$7,696		25	1.29%
Savings accounts	35,467		91	1.03	36,842		176	1.91
Money market accounts	3,059		6	0.81	2,989		7	0.89
Certificates of deposit	69,938		624	3.58	63,778		632	3.97

Total interest-bearing deposits	117,658		739	2.52	111,305		840	3.02
Other borrowings	19,903		198	3.98	4,405		111	10.23

Total interest-bearing liabilities	137,561		937	2.73	115,710		951	3.29

Noninterest-bearing demand deposits	6,903				5,557
Noninterest-bearing liabilities	750				969

Total liabilities	145,214				122,236
Shareholders’ equity	16,182				15,557

Total liabilities and shareholders’ equity	$161,396				$137,793

Net interest income; interest-rate spread (3)			$1,251	2.93%			$947	2.53%

Net earning assets	$17,527				$14,440

Net interest margin (4)				3.23%				2.90%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.12	x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Net of net deferred loan fees and costs and loans in process.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The shift in asset mix to loans from securities helped to mitigate the impact of a lower rate environment as the yield on assets fell to 5.66% during the first quarter of 2004 from 5.82% in 2003.

Federal funds sold, securities and agency stock decreased to 28% of average interest-earning assets during the first quarter of 2004 from 39% in 2003. The yield earned on federal funds sold has fallen with the general decline in interest rates as the Federal Reserve Bank lowered its discount rate and targeted federal funds in 2003. We anticipate continued strong year-over-year growth in loans and, thus, have given preference to mortgage-backed securities to provide an additional source of liquidity through principal paydowns. During 2003, as rates fell during the first half of the year, a number of U.S. Government agency notes were called and significant prepayments occurred in the MBS portfolio. As a result, the cash flows were reinvested in lower yielding securities as net loan growth was weaker in the first half of 2003 than in the latter months. We also purchased a large pool of MBS in December 2003, described above under “Securities,” which had an average yield lower than securities held at December 2002. These scenarios caused the yield on our securities portfolio to fall to 3.81% during the first quarter of 2004 from 4.24% in 2003. At March 31, 2004, approximately 71% of our securities portfolio is fixed rate; however, with 75% of the portfolio invested in MBS, the monthly principal paydowns can be reinvested at higher yields should interest rates rise.

(Continued)

21.

The yield on loans was lower during the first quarter of 2004 compared to the first quarter of 2003 as a result of the general rate environment being lower during the periods of our strongest loan growth in 2003. At March 31, 2004, approximately 72% of our loan portfolio is variable rate, with 21% of all loans based on the Prime rate, which usually reprice the month following a change in the Prime rate. Approximately 42% of our loan portfolio is based on the three-year constant maturity Treasury (CMT) rate. These loans typically reprice every three years and are priced above the index plus the margin during the first three years of the note. However, the weighted average number of months to repricing for this three-year CMT portfolio is 24 months. Although we cannot be certain rates will be higher in the future, we believe the risk of downward repricing of our current loan portfolio is low and that we have structured our loan portfolio to provide a positive impact to net interest income should interest rates rise in the future. The overall yield on the loan portfolio may decrease in the short term as we continue to originate new loans at or below the average rate in our portfolio.

Interest expense. The average balance of low-cost core deposits decreased during the first quarter of 2004 compared to 2003 and we are still dependent on higher-costing CDs. In 2004, the average cost of funds of core deposits, including noninterest demand accounts, was 72 basis points, or 46%, lower than the first quarter of 2003. At the same time, the cost of CDs fell only 39 basis points, or 10%, while CDs as a percent of average deposits increased to 56% from 55%.

However, we continue to believe net interest margin will improve in 2004 as 26% and 22% of the March 2004 CD portfolio will mature during the second and third quarters of this year with average rates of 4.20% and 4.11%, respectively. Comparatively, 21% of the December 2003 CD portfolio matured during the first quarter of 2004 at an average rate of 3.60%. Should those customers renew at current rates, and for similar maturity terms, the average cost of those accounts will fall to approximately 2.28% from 4.16%. We can provide no assurances the maturing accounts will stay with the Bank, or that maturity preferences will meet our expectations.

Additionally, at March 31, 2004, approximately 31% of the CD portfolio has embedded options that allow the customer to adjust the rate on their account one time over the original term of their CD to the rate offered on a like-term CD at the time of adjustment. Upward adjustments of rates on those accounts, which must be made at the election of the customer, could result in a higher cost of funds in a rising interest rate environment.

In addition to a shift in deposits to fixed-term certificates, we have also become more dependent on fixed-rate borrowings from the FHLB. While locking in funding costs in the current low interest rate environment is attractive, these borrowings carry a higher cost of funds than core deposits. Other borrowings comprised 14% of our funding sources during the first quarter of 2004 compared to only 4% during the first quarter of 2003.

Provision for loan losses. The provision for loan losses was $85,000 in the first quarter of 2004 compared to $80,000 in 2003. The provision increased during 2004 as loan growth was greater in 2004 than it was in 2003. Additionally, we have yet to encounter material deterioration in the credit quality of our loan portfolio. Nonetheless, with the guidelines discussed above in “Allowance for loan losses,” our provision for loan losses can be expected to increase during periods when we are experiencing degradation in credit quality and as the risk of losses in the loan portfolio increases with changes in the portfolio’s composition.

Noninterest income. Total noninterest income decreased in 2004 compared to 2003 due to fewer gains on sales of securities in 2004. See “Securities” above. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased 22% for the three months ended March 31, 2004, as compared to the three months ending March 31, 2003. The efficiency ratio (annualized noninterest expense divided by the sum of net interest income and other income, excluding gains on securities sales) was 78.1% during the first quarter of 2004 compared to 84.4% during the first quarter of 2003. The efficiency ratio increased slightly from the fourth quarter of 2003 primarily as a result of additional personnel and deposit related expenses. Annualized noninterest expense as a percent of average assets was 2.60% in 2004 compared to 2.49% during the first quarter of 2003.

(Continued)

22.

Occupancy and equipment expense was higher in 2004 due to rent expense from the addition of an operations center in late 2003, which also increased depreciation expense from leasehold improvements. Professional fees increased due to incremental year-end reporting costs. Franchise tax is assessed on the Bank’s capital balance and can be expected to increase each year as the Bank’s capital balance grows. Data processing is higher in 2004 due to an increase in the volume of transactions and accounts from the growth in our loan and deposit portfolios. Marketing and advertising is higher in 2004 as we launched a marketing campaign to increase awareness and visibility of the Bank in our market areas. Other expenses are higher primarily due to check printing costs, higher deposit insurance premiums and other deposit maintenance costs.

Income taxes. Because of net operating losses during the years prior to December 31, 2002, a valuation allowance has been recorded to offset deferred tax assets. We reversed part of the valuation allowance in 2004 and 2003 to offset tax expense. When we believe that it is more likely than not that the income tax benefit will be used, the valuation allowance will be reduced and a deferred tax asset will be realized. The income tax benefits from losses can be carried forward for twenty years from the time of the loss before they expire.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of March 31, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Nine months	Year ended December 31,
(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Certificates of deposit	$39,903	$9,738	$13,014	$9,813	$602	$—
FHLB advances	4,101	5,499	4,362	5,434	—	—
Subordinated debentures (1)	—	—	—	—	—	3,325
Capital lease obligations (2)	120	160	168	179	181	1,519
Operating leases	106	135	140	141	141	602
Deposits without maturity	54,753	—	—	—	—	—

(1)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.
(2)	Includes $1,352 of amounts allocable to interest payments over the remaining term of the leases.

Note 9 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exists under those agreements.

At March 31, 2004, we had no unconsolidated, related special purpose entities other than the Trust, as reported in Note 6 to the consolidated financial statements, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

LIQUIDITY

“Liquidity” refers to our ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all of our financial commitments and to capitalize on opportunities for business expansion in the context of managing the Company’s interest rate risk exposure. This ability depends on our financial strength, asset quality and the types of deposit and loan instruments we offer to our customers.

Our principal sources of funds are deposits, loan and security repayments and maturities, sales of securities, borrowings from the FHLB and capital transactions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

(Continued)

23.

We have implemented a liquidity contingency funding plan that identifies liquidity thresholds and red flags that may evidence impending liquidity crises. Additionally, the contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. We actively monitor liquidity risk and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.

During the first quarter of 2004, cash and cash equivalents increased $3.4 million to $11.5 million at March 31, 2004. Cash and cash equivalents represented 6.8% of total assets at March 31, 2004, and 5.1% of total assets at December 31, 2003. This increase came from $4.6 million of net borrowings from the FHLB, $4.7 million in deposit growth and $1.5 million of principal paydowns from our MBS portfolio. These increases were offset by $7.6 million of loan growth. Our loans to deposits and loans to interest-earning assets ratios increased significantly during 2003 and the first quarter of 2004 as loan growth has outpaced deposit growth.

Additionally, FHLB advances require us to pledge securities or loans as collateral and deposits of public agencies that exceed FDIC insurance limits require us to pledge securities. At March 31, 2004, approximately 77% of our securities portfolio was pledged as collateral for public funds and FHLB borrowings. This significantly reduces our ability to sell securities to fund loans, which provide a higher yield, or to meet deposit withdrawal demands. Accordingly, we monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities and, as noted, identify additional sources of liquidity funding.

Approximately 48% of our CD portfolio will mature between April 1, 2004 and September 30, 2004. These maturities will peak in June 2004. The majority of these CDs also carries the highest average rate of all products in our CD portfolio. This large pool of maturing CDs may significantly reduce our liquidity and asset size if we cannot retain these accounts upon maturity. If a significant amount of this pool matures and does not renew at the Bank, we may be required to sell securities or other assets to meet the ensuing demand for funds, resulting in a decrease in our asset size and a further reduction in our liquidity. If we encounter nominal or moderate runoff from these maturities, we could borrow from the FHLB to offset the loss of deposits and maintain a level asset base. However, as noted, those borrowings require us to pledge securities or loans as collateral. Therefore, we could maintain our asset level, but our liquidity will be restricted as a large portion of our assets will continue to be pledged as collateral.

CAPITAL RESOURCES

Total shareholders’ equity was $16.5 million at March 31, 2004, an increase of $509,000 from December 31, 2003. The increase was a result of earnings retention of $222,000, an increase in accumulated other comprehensive income of $277,000 and $10,000 from the exercise of stock purchase warrants. The $277,000 increase in accumulated other comprehensive income in the first three months of 2004 was the reflection of the lower interest rate environment during 2004, resulting in net unrealized gains on securities available for sale.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

(Continued)

24.

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$20,892	18.5%	$9,043	8.0%	$11,304	10.0%
Ohio Legacy Bank	19,766	17.5	9,038	8.0	11,297	10.0

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$19,703	17.4%	$4,521	4.0%	$6,782	6.0%
Ohio Legacy Bank	18,577	16.4	4,519	4.0	6,778	6.0

Tier 1 capital to average assets
Ohio Legacy Corp	$19,703	12.2%	$6,456	4.0%	$8,070	5.0%
Ohio Legacy Bank	18,577	11.5	6,475	4.0	8,094	5.0

Under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. The Bank exceeded the amounts required under the OCC Agreement at March 31, 2004. Additionally, although the Bank’s capital ratios at March 31, 2004, met the provisions to be considered “well capitalized,” it may not be considered “well-capitalized” while under the terms of the OCC Agreement.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

Item 3. Controls and Procedures

As of March 31, 2004, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

25.

PART II – OTHER INFORMATION

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

26.

Item 6. Exhibits and Reports on Form 8-K.

(a). Exhibits

Exhibit Number		Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(4)	Form of Organizer Stock Purchase Warrant

4.3	(4)	Form of Public Stock Purchase Warrant

10.1	(4)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(5)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3	(4)	Employment Agreement with Mr. Douce

10.4	(4)	Employment Agreement with Mr. Pettit

10.5	(4)	Lease Agreement dated August 24, 1999 by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(4)	Lease Agreement dated November 30, 1999 by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(7)	Employment Agreement with Mr. Boss

10.8	(7)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9	(7)	Agreement By And Between Ohio Legacy Bank, National Association, Wooster, Ohio, and the Office of the Comptroller of the Currency, dated June 18, 2002

10.10	(2)	Change of Control Severance Agreement with Mr. Nadeau

10.11	(2)	Change of Control Severance Agreement with Mr. Saporito

10.12	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

11		Statement Regarding Computation of Per Share Earnings (reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 1 of Notes to the Consolidated Financial Statements on page 9, herein)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) –	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2) –	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3) –	Incorporated by reference to Registrant’s Definitive Proxy Statement, File No. 000-31673, filed on March 23, 2001
(4) –	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(5) –	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(6) –	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002
(7) –	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 28, 2003

(b)	Reports on Form 8-K

On February 17, 2004, the Company furnished to the Securities and Exchange Commission a Form 8-K under “Item 12. Results of Operations and Financial Condition” regarding its press release disclosing the Company’s results of operations for the fourth quarter and full year of 2003.

On February 17, 2004, the Company furnished to the Securities and Exchange Commission a Form 8-K under “Item 10. Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics” regarding an amendment to the Code of Ethics for Senior Financial Officers of Ohio Legacy Corp (Code of Conduct) to include a section acknowledging the responsibility of the Company’s senior financial officers for adherence to the Code of Conduct and their understanding that deviation from the Code of Conduct will result in corrective action. Additionally, the Chief Operations Officer was added to the list of senior financial officers.

27.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: May 14, 2004	By: /s/ L. Dwight Douce
L. Dwight Douce, President,
Chief Executive Officer and Director

Date: May 14, 2004	By: /s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer and Vice President

28.