Form 10QSB
period 2004-06-30
OHIO LEGACY CORP
filed 2004-08-13
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-31673

OHIO LEGACY CORP

(Exact name of small business issuer as specified in its charter)

OHIO

(State or other jurisdiction of incorporation or organization)

34-1903890

(I.R.S. Employer Identification No.)

305 West Liberty Street, Wooster, OH, 44691

(Address of principal executive offices)

(330) 263-1955

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 12, 2004, the latest practicable date, there were 2,120,720 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

1.

OHIO LEGACY CORP

FORM 10-QSB

AS OF JUNE 30, 2004, AND FOR THE THREE AND SIX MONTHS THEN ENDED

SECOND QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004, and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$5,197,182	$4,370,383
Federal funds sold and interest-bearing deposits in financial institutions	1,563,124	3,814,436

Cash and cash equivalents	6,760,306	8,184,819
Securities available for sale	33,053,465	38,054,644
Loans, net	128,178,255	108,792,368
Federal bank stock	1,250,050	1,039,200
Premises and equipment, net	1,935,167	2,036,544
Other real estate owned	70,000	70,000
Accrued interest receivable and other assets	1,283,430	880,904

Total assets	$172,530,673	$159,058,479

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,799,869	$7,133,620
Interest-bearing demand	11,701,908	8,962,743
Savings	38,987,329	39,667,717
Certificates of deposit	70,227,998	67,387,021

Total deposits	128,717,104	123,151,101
Federal Home Loan Bank advances	23,031,548	14,759,314
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	972,833	976,643
Accrued interest payable and other liabilities	684,902	801,954

Total liabilities	156,731,387	143,014,012

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,120,720 and 2,118,000 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	17,729,155	17,701,955
Accumulated deficit	(1,107,585)	(1,555,585)
Accumulated other comprehensive income (loss)	(822,284)	(101,903)

Total shareholders’ equity	15,799,286	16,044,467

Total liabilities and shareholders’ equity	$172,530,673	$159,058,479

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$1,981,839	$1,517,081	$3,787,288	$2,944,736
Securities	314,070	353,978	670,436	794,215
Interest-bearing deposits and federal funds sold	24,875	33,669	50,808	63,516

Total interest income	2,320,784	1,904,728	4,508,532	3,802,467

Interest expense:
Deposits	731,768	787,398	1,470,803	1,627,272
Other borrowings	224,027	109,092	421,847	219,717

Total interest expense	955,795	896,490	1,892,650	1,846,989

Net interest income	1,364,989	1,008,238	2,615,882	1,955,478

Provision for loan losses	150,000	77,500	235,000	157,500

Net interest income after provision for loan losses	1,214,989	930,738	2,380,882	1,797,978
Noninterest income:
Service charges and other fees	112,433	85,696	200,365	152,256
Gain on sales of securities, net	—	16,640	13,147	74,489
Other income	2,271	2,322	4,557	4,976

Total noninterest income	114,704	104,658	218,069	231,721

Noninterest expense:
Salaries and benefits	485,903	355,882	950,605	736,042
Occupancy and equipment	151,177	137,797	301,460	276,971
Professional fees	108,656	129,541	196,623	209,805
Franchise tax	58,356	46,197	121,406	94,997
Data processing	110,567	76,515	211,492	152,576
Marketing and advertising	39,756	25,650	83,653	53,897
Stationery and supplies	21,543	21,339	38,961	40,095
Other expenses	127,735	82,475	246,751	169,316

Total noninterest expense	1,103,693	875,396	2,150,951	1,733,699

Earnings before income tax expense	226,000	160,000	448,000	296,000

Income tax expense	—	—	—	—

Net earnings	226,000	$160,000	$448,000	$296,000

Basic earnings per share	$0.11	$0.08	$0.21	$0.14
Diluted earnings per share	$0.10	$0.08	$0.21	$0.14

Basic weighted average shares outstanding	2,119,138	2,115,700	2,118,944	2,101,612
Diluted weighted average shares outstanding	2,180,962	2,118,674	2,181,649	2,103,450

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$226,000	$160,000	$448,000	$296,000
Other comprehensive income (loss):
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	(16,640)	(13,147)	(74,489)
Net unrealized gain (loss) on available for sale securities arising during the period	(997,173)	77,324	(707,234)	(26,200)

Other comprehensive income (loss)	(997,173)	60,684	(720,381)	100,689

Comprehensive income (loss)	$(771,173)	$220,684	$(272,381)	195,311

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$16,553,459	$16,110,172	$16,044,467	$15,003,055
Net earnings	226,000	160,000	448,000	296,000
Other comprehensive income (loss)	(997,173)	60,684	(720,381)	(100,689)
Proceeds from exercise of stock warrants	17,000	—	27,200	—
Proceeds from exercise of over-allotment option on 150,000 shares of common stock, net of offering costs of $142,510	—	—	—	1,132,490

Balance, end of period	$15,799,286	$16,330,856	$15,799,286	$16,330,856

See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$448,000	$296,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	129,449	123,327
Securities amortization and accretion	89,698	108,921
Provision for loan losses	235,000	157,500
Gain on sales of securities available for sale	(13,147)	(74,489)
Stock dividends from Federal Home Loan Bank (“FHLB”)	(11,700)	—
Net change in:
Accrued interest receivable and other assets	(221,977)	(127,361)
Accrued interest payable and other liabilities	(117,052)	4,041
Deferred loan fees	(2,952)	30,000

Net cash provided by operating activities	535,319	517,939

Cash flows from investing activities:
Purchases of securities available for sale	(3,040,773)	(23,625,690)
Maturities, calls and paydowns of securities available for sale	4,097,869	19,872,375
Proceeds from sale of securities available for sale	2,966,602	8,214,886
Purchases of federal bank stock	(199,150)	(219,000)
Net change in loans	(19,617,935)	(9,301,250)
Purchase of premises and equipment	(28,072)	(55,180)

Net cash used by investing activities	(15,821,459)	(5,113,859)

Cash flows from financing activities:
Net change in deposits	5,566,003	3,717,552
Repayment of capital lease obligations	(3,810)	(3,265)
Proceeds from exercise of stock warrants	27,200	—
Repayments of FHLB advances and other borrowed funds	(727,766)	(105,000)
Proceeds from overnight FHLB advances, net of repayments	4,000,000	—
Proceeds from FHLB advances	5,000,000	—
Proceeds from issuance of common stock, net of offering costs	—	1,132,490

Net cash provided by financing activities	13,861,627	4,741,777

Increase (Decrease) in cash and cash equivalents	(1,424,513)	145,857
Cash and cash equivalents at beginning of period	8,184,819	15,719,451

Cash and cash equivalents at end of period	$6,760,306	$15,865,308

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,937,135	$1,840,497
Federal income taxes	59,000	—

Noncash transactions:
Commitments to purchase securities available for sale	$—	$2,515,000

See notes to the consolidated financial statements.

7.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (Bank). Intercompany transactions and balances are eliminated in consolidation. References to the “Company” include Ohio Legacy, consolidated with its subsidiary, the Bank.

Ohio Legacy is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. The Company began operations in October 2000. The Bank provides financial services through its full-service offices in Wooster, Millersburg and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with accounting principles generally accepted in the United States of America (GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. As a result of cumulative operating losses, a valuation allowance has been recorded to offset deferred tax assets. The valuation allowance will be removed when management believes it is more likely than not that the Company will be able to realize its deferred tax assets.

8.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share: Basic earnings per share is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
BASIC:
Net earnings	$226,000	$160,000	$448,000	$296,000

Weighted average common shares outstanding	2,119,138	2,115,700	2,118,944	2,101,612

Basic earnings per share	$0.11	$0.08	$0.21	$0.14

DILUTED:
Net earnings	$226,000	$160,000	$448,000	$296,000

Weighted average common shares outstanding	2,119,138	2,115,700	2,118,944	2,101,612
Dilutive effect of stock options	61,824	2,974	62,705	1,838

Total common shares and dilutive potential common shares	2,180,962	2,118,674	2,181,649	2,103,450

Diluted earnings per share	$0.10	$0.08	$0.21	$0.14

The following table details, as of June 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock warrants	—	339,600	—	339,600
Stock options	58,500	87,000	58,500	87,000

Total	58,500	426,600	58,500	426,600

Stock Compensation: The Company accounts for stock warrants granted to the Company’s Board of Directors and all stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 and has elected to disclose the pro forma impact of warrants and options on net earnings in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense is reflected in net earnings in the accompanying consolidated statements of operations as all options and warrants granted had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if compensation expense were reported using the fair value recognition provisions of SFAS No. 123.

9.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings as reported	$226,000	$160,000	$448,000	$296,000
Deduct stock-based compensation expense determined under fair value based method	(60,000)	(70,633)	(190,000)	(167,673)

Pro forma net earnings	$166,000	$89,367	$258,000	$128,327

Basic earnings per share as reported	$0.11	$0.08	$0.21	$0.14
Pro forma basic earnings per share	0.08	0.04	0.12	0.06

Diluted earnings per share as reported	$0.10	$0.08	$0.21	$0.14
Pro forma diluted earnings per share	0.08	0.04	0.12	0.06

The fair value of common stock options and warrants was estimated using the Black-Scholes option valuation model. No options were granted, forfeited or exercised during the three months ended June 30, 2004. At June 30, 2004, there were 197,500 options outstanding with a weighted average strike price of $10.25 per share.

NOTE 2 - SECURITIES

Securities available for sale at June 30, 2004 and December 31, 2003, were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2004
U.S. Government agencies and corporations	$8,796,092	$9,081	$(396,092)
Mortgage-backed securities	24,257,373	52,093	(487,366)

Total	$33,053,465	$61,174	$(883,458)

December 31, 2003
U.S. Government agencies and corporations	$9,031,234	$18,462	$(169,171)
Mortgage-backed securities	29,023,410	171,083	(122,277)

Total	$38,054,644	$189,545	$(291,448)

10.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses for less than one year and one year or more at June 30, 2004, were as follows:

	Less than one year		One year or more		Total
(Dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Government agencies and corporations	$5,371	$(267)	$2,871	$(129)	$8,242	$(396)
Mortgage-backed securities	18,371	(393)	2,968	(94)	21,339	(487)

Total	$23,742	$(660)	$5,839	$(223)	$29,581	$(883)

At June 30, 2004, there were no securities with other than temporary declines in fair value as the decline in fair value is largely due to an increase in market rates. Fair values are expected to recover as the bonds approach maturity.

Contractual maturities of debt securities at June 30, 2004, were as follows. Balances are presented at fair value with the yield calculated on amortized cost:

	Maturing
(Dollars in thousands)	Less than one year		After one through five years		After five through ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies and corporations	$554	4.30%	$6,673	3.37%	$1,569	3.40%	$—	—%
Mortgage-backed securities	—	—	269	5.25	7,726	3.83	16,262	3.43

Total	$554	4.30%	$6,942	3.43%	9,295	3.76%	$16,262	3.43%

The following table details sales transactions of securities available for sale during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Proceeds from sales	$—	$2,036,169	$2,966,602	$8,214,886

Gross realized gains	$—	$16,640	$23,163	$74,489
Gross realized losses	—	—	(10,016)	—

Net gain on sales of securities	$—	$16,640	$13,147	$74,489

Securities with a fair value of $29,038,000 and $20,202,000 were pledged as collateral for public fund deposits and Federal Home Loan Bank advances at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, there were no holdings of securities of any one issuer, other than U.S. Government agencies and corporations, in an amount greater than 10% of shareholders’ equity. At June 30, 2004 and December 31, 2003, federal bank stock consisted of Federal Reserve Bank stock of $544,350 and $533,800, respectively, and stock of the Federal Home Loan Bank of Cincinnati of $705,700 and $505,400, respectively.

11.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - LOANS

Loans, by collateral type, were as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Balance	Percent	Balance	Percent
Residential real estate	$48,448,503	37.4%	$42,510,798	38.7%
Multifamily residential real estate	10,048,671	7.8	8,120,517	7.4
Commercial real estate	32,337,632	25.0	24,457,198	22.2
Construction	15,331,330	11.8	11,791,077	10.7
Commercial	11,732,956	9.0	12,698,536	11.5
Consumer and home equity	11,677,046	9.0	10,511,437	9.5

Total loans	129,576,138	100.0%	110,089,563	100.0%

Less: Allowance for loan losses	(1,225,553)		(1,121,913)
Net deferred loan fees	(172,330)		(175,282)

Loans, net	$128,178,255		$108,792,368

At June 30, 2004, approximately $5,000,000 of single-family residential real estate loans were pledged as collateral for cash management advances from the Federal Home Loan Bank.

Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$1,188,749	$890,767	$1,121,913	$837,210
Provision for loan losses	150,000	77,500	235,000	157,500
Loans charged-off	(114,800)	(2,779)	(134,600)	(30,568)
Recoveries	1,604	925	3,240	2,271

Balance, end of period	$1,225,553	$966,413	$1,225,553	$966,413

Allowance for loan losses, percent of total loans	0.95%	1.09%

Impaired and nonperforming loans were as follows at June 30, 2004 and December 31, 2003, and during the three and six months ended June 30, 2004 and 2003:

	June 30, 2004	December 31, 2003
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	217,512	154,140

Impaired loans, included in nonaccrual loans	$112,500	$—
Amount of the allowance for loan losses allocated	—	—

12.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income foregone on nonaccrual loans	$499	$—	$1,235	$—

Average of impaired loans during the period	$112,500	$—	$94,000	$—
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized during impairment	—	—	—	—

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The following table details Federal Home Loan Bank (“FHLB”) advances as of June 30, 2004:

Overnight cash management advances, variable rate	$4,000,000
One-year interest-only advance 1.64% fixed rate, maturing December 16, 2004	3,000,000
Eighteen-month interest-only advance 2.02% fixed rate, maturing June 16, 2005	2,500,000
Two-year interest-only advance 2.36% fixed rate, maturing December 16, 2005	1,500,000
Thirty-month interest-only advance 2.77% fixed rate, maturing June 23, 2006	1,500,000
Three-year interest-only advance 3.07% fixed rate, maturing December 22, 2006	1,500,000
Three-year, constant monthly payment advance 2.26% fixed rate, final maturity October 1, 2006	2,350,783
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	5,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	1,680,765

$23,031,548

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances were collateralized by securities. Based upon securities specifically pledged as collateral to the FHLB at June 30, 2004, the Bank had approximately $329,000 in additional borrowing capacity available for advances from the FHLB. As of June 30, 2004, required principal payments on FHLB advances, excluding overnight cash management advances, over the next five years are:

2004	$3,736,403
2005	5,499,136
2006	4,362,239
2007	5,433,770
2008	—

$19,031,548

13.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – COMMON STOCK WARRANTS

There were 1,700 and 2,720 warrants exercised during the three and six months ended June 30, 2004, respectively. At June 30, 2004, there were 184,580 warrants outstanding with an exercise price of $10.00 per share.

NOTE 6 – OFF-BALANCE SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2004:

Commitments to make loans:
Variable-rate	$1,879,000
Fixed-rate	156,000

Unused lines of credit, variable-rate	$16,640,000

Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitments have interest rates of 6.75%.

NOTE 7 – REGULATORY MATTERS

After a regular examination of the Bank in early 2002 by the Office of the Comptroller of the Currency (“OCC”), the Bank entered into a formal agreement with the OCC on June 18, 2002 (“OCC Agreement”). Under the OCC Agreement, the Bank must adopt and implement certain plans, policies and strategies, including a strategic plan and a related staffing plan, improved management information systems and information security programs and an independent, ongoing review system for the Bank’s loan portfolio. In addition, under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. Although the Bank’s capital ratios at June 30, 2004, and December 31, 2003, met the provisions to be considered “well capitalized,” it cannot be considered “well-capitalized” while under the terms of the OCC Agreement.

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

NOTE 8 – BRANCH ACQUISITION

On May 21, 2004, the Company announced that the Bank entered into a purchase and assumption OCC Agreement to acquire a branch in Wooster, Ohio, from Unizan Bank. Under the purchase agreement, the Bank would acquire the physical assets and approximately $15.3 million of deposits. In July 2004, the Bank received regulatory approval and the purchase is expected to close in August 2004.

14.

Item 2. Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of June 30, 2004, and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis (MD&A) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as: “may,” “might,” “could,” “would,” “should,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project” or “continue” or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

(Continued)

15.

OVERVIEW

The following key factors summarize changes in our financial condition during the six months ended June 30, 2004:

•	total assets increased 8% between December 31, 2003, and June 30, 2004. Growth during the second quarter was impacted by the loss of $5.0 million of deposits during month of June, nearly all in the certificates of deposit (CD) portfolio;

•	the maturity of a large pool of certificates of deposit during June 2004 required us to borrow additional overnight funds to meet loan demand;

•	the cost of our CDs and borrowings decreased, and should continue to decrease through maturities and repricings during the second half of 2004 as 33% of our CD portfolio will mature;

•	growth in our loan portfolio during the second quarter of 2004 was stronger than the first with net loans to deposits and interest-earning assets increasing to 100% and 78%, respectively;

•	credit quality is strong with annualized charge-offs of 0.22% of average loans during the first half of 2004; and,

•	we received approval from our primary regulatory agency for the acquisition of another branch in our Wooster market.

The following key factors summarize our results of operations during the three months ended June 30, 2004:

•	net income was $226,000, flat compared to the first quarter of 2004 and 41% over the second quarter of fiscal 2003;

•	net interest income increased 9% over the first quarter of 2004;

•	margin improved 5 bp over the previous quarter, driven by a 15 bp fall in our cost of funds due to significant maturities of high-costing CDs;

•	the efficiency ratio improved over the previous quarter as increases in net interest margin and other income outweighed increases in noninterest expense; and,

•	annualized return on equity improved to 5.62%.

SIGNIFICANT ACCOUNTING POLICIES

Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. We estimate the allowance balance by considering the nature and size of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the loan balance cannot be collected.

We consider various factors, including portfolio risk, the economic environment and loan delinquencies, when determining the level of the provision for loan losses. Loan quality is monitored on a monthly basis by management and on a quarterly basis by an independent third party. Delinquent loans are not material at this time.

FINANCIAL CONDITION

Assets. At June 30, 2004, total assets were $172.5 million, an increase of $13.5 million or 8%, from December 31, 2003. This increase was funded primarily by borrowings from the FHLB of $9.0 million, net of repayments of $728,000, and growth in deposits of $5.6 million. Loans increased as a percent of total assets to 74% from 68% at December 31, 2003.

(Continued)

16.

Securities. Total securities decreased by $5.0 million during the first half of 2004. The decrease was the result of the prepayments on mortgage-backed securities caused by a drop in interest rates during March and April of 2004, which fueled another round of mortgage refinancings. Mortgage-backed securities (MBS) comprise 73% of our securities portfolio. We anticipate continued growth in loan originations through 2004 and, thus, have given preference to MBS with short average lives and duration to provide an additional source of liquidity through principal paydowns. At June 30, 2004, approximately 27% of our securities portfolio was comprised of variable-rate MBS, most of which will not reprice until fiscal year 2006.

During the first quarter of 2004, we sold $3.0 million of low-balance MBS that we believed were likely to prepay in the next twelve months. Rather than allow the securities to prepay at par, we sold them at a net gain and reinvested the proceeds in MBS with relatively short estimated average lives and duration.

Loans. At June 30, 2004, the loan portfolio (before the allowance for loan losses and deferred fees) was $129.6 million, an increase of $19.5 million, or 18%, from December 31, 2003. This growth includes $5.0 million of commercial real estate loan participations. The strongest increases during the first half came in the commercial real estate and residential real estate categories, with each increasing 32% and 14% respectively.

We will continue to focus on commercial and commercial real estate loans as we believe the optimal mix for the Bank’s loan portfolio under our strategic plan is 65% commercial, commercial real estate and multifamily real estate, 25% residential real estate and construction loans and 10% consumer loans. While Note 3 to the consolidated financial statements discloses that 37% of the loan portfolio is secured by residential real estate, this component includes approximately $15.5 million of residential real estate loans, including nonowner-occupied rental properties, that were underwritten as commercial projects and currently yield 100 basis points higher than our conventional owner-occupied residential real estate portfolio and are mostly variable rate.

Allowance for loan losses and asset quality. At June 30, 2004, the allowance for loan losses was $1.2 million or 0.95% of total loans, an increase from $1.1 million, or 1.02% of loans at December 31, 2003. Asset quality remained strong as nonperforming loans (nonaccrual and impaired loans) totaled $218,000, or 0.17% of total loans, compared to $154,000 at December 31, 2003. Nonperforming loans at June 30, 2004, are comprised of two residential real estate loans secured by first mortgage liens. There were no loans past due greater than 90 days and still accruing interest. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses are imminent. See “Significant Accounting Policies – Allowance for loan losses” above.

Accrued interest receivable and other assets. Accrued interest receivable was essentially flat at June 30, 2004, compared to December 31, 2003, as interest due on higher loan balances was partially offset by lower rates. The increase in other assets is attributable to prepaid state franchise taxes which are paid in the first half of the year and amortized to a zero balance at the end of the year. Other real estate owned is comprised of a single property near our Wooster office. Increases in federal bank stock were the result of stock dividends and required purchases of FHLB stock as a result of our asset growth and additional borrowings from the FHLB.

Deposits. Total deposits increased $5.6 million during the half to $128.7 million at June 30, 2004. Deposits increased $894,000 during the second quarter of 2004 despite the loss of $5.0 million in deposits during June. The loss of deposits was primarily in the CD portfolio as a large pool of a single product began to mature during that month.

We anticipate continued liquidity pressure during the third quarter as the rest of this CD pool matures. Approximately $17.7 million, or 25% of our June 30, 2004, CD portfolio will mature during the third quarter of 2004 compared to $18.8 million that matured during the second quarter of 2004. We believe the likelihood of further significant runoff of the CD portfolio is less than it was at March 31, 2004, as the average balance and interest rate of the CDs maturing during the third quarter of 2004 are less than those that matured during the second quarter of 2004. However, there can be no assurances we will be able to retain these deposit accounts upon maturity. As a result, we are cognizant of the need to monitor our liquidity position and contingency funding plan to ensure the availability of funds should we experience significant runoff of these accounts when they mature.

(Continued)

17.

Core deposits (checking and savings accounts) increased $3.7 million during the second quarter of 2004, reversing the loss of $1.0 million of core deposits during the first quarter of 2004. The increase in core deposit balances in 2004 has been driven by interest-bearing checking accounts. Growth in noninterest checking accounts this year has been offset by decreases in savings account balances. However, such a shift to lower-costing deposits serves to improve our interest rate spread and margin. In April 2004, we launched a new suite of checking accounts that offers a number of benefits and services. We believe these features will attract new customers and potentially increase fee income as some of the features require a monthly fee for access.

In May 2004, we entered a purchase and assumption agreement with Unizan Bank to acquire Unizan’s branch in Wooster, Ohio. The Office of the Comptroller of the Currency approved our application in July and the acquisition is scheduled to close in August 2004. This acquisition includes a physical location, which will become our fourth banking office, and approximately $16 million of deposits. We believe this branch addition will improve customer service and attract new customers in our Wooster market by providing them another banking location in a thriving retail district.

Federal Home Loan Bank advances. During the first half of 2004, we borrowed $9.0 million from the FHLB to fund loan demand and the runoff of CDs. These borrowings consisted of a $5.0 million three year fixed-rate advance, with a rate of 2.42% and $4.0 million of overnight borrowings. The overnight borrowings are collateralized by a blanket pledge of our 1-4 family residential mortgage loan portfolio. All other advances are collateralized by securities.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2004

Net earnings increased to $226,000 for the three months ended June 30, 2004, essentially flat compared to the first quarter of 2004 and a 41% increase over the $160,000 netted during the second quarter 2003.

Net interest income. During the three months ended June 30, 2004, net interest income increased to $1.4 million compared to $1.0 million during the second quarter of 2003, primarily as a result of a higher average balance of interest-earning assets and a shift in asset composition to higher yielding loans from securities. During the quarter ended June 30, 2004, average loans as a percent of average interest-earning assets was 75% compared to 65% during the second quarter of 2003.

During the second quarter of 2004, interest rate spread (the difference between the yield earned on assets and the cost of deposits and borrowings) increased to 3.01% compared to 2.75% in 2003 and 2.93% during the first quarter of 2004. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.28% in 2004 compared to 3.09% in the second quarter of 2003 and 3.23% during the first quarter of 2004. Currently, we expect spread and margin to continue to increase during the second half of 2004 as a result of the maturity and expected repricing of 25% of our CD portfolio during the third quarter of 2004. See “Deposits” above.

(Continued)

18.

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

	Three months ended June 30,
	2004			2003
(Dollars in thousands)	Average Outstanding Balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,287	$10	0.95%	$8,591	$26	1.21%
Securities available for sale (1)	35,253	314	3.51	37,142	354	3.87
Federal agency stock	1,205	15	4.89	510	8	6.03
Loans (2)	125,102	1,982	6.35	84,898	1,517	7.17

Total interest-earning assets	165,847	2,321	5.59	131,141	1,905	5.85

Noninterest-earning assets	6,825			7,897

Total assets	$172,672			$139,038

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,872	22	0.80	$7,155	22	1.23
Savings accounts	34,955	90	1.03	39,901	150	1.50
Money market accounts	2,931	6	0.80	2,519	5	0.84
Certificates of deposit	74,418	614	3.31	62,361	611	3.93

Total interest-bearing deposits	123,176	732	2.38	111,936	788	2.82
Other borrowings	25,203	224	3.56	4,306	109	10.16

Total interest-bearing liabilities	148,379	956	2.58	116,242	897	3.10

Noninterest-bearing demand deposits	7,367			5,835
Noninterest-bearing liabilities	833			741

Total liabilities	156,579			122,818
Shareholders’ equity	16,093			16,220

Total liabilities and shareholders’ equity	$172,672			$139,038

Net interest income; interest rate spread (3)		$1,365	3.01%		$1,008	2.75%

Net earning assets	$17,468			$14,899

Net interest margin (4)			3.28%			3.09%
Average interest-earning assets to interest-bearing liabilities	1.12x			1.13x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The shift in asset mix to loans from securities helped to mitigate the impact of a lower rate environment as the yield on assets fell to 5.59% during the second quarter of 2004 from 5.85% in 2003.

Federal funds sold, securities and agency stock decreased to 25% of average interest-earning assets during the second quarter of 2004 from 35% in 2003. The yield earned on federal funds sold has fallen with the general decline in interest rates as the Federal Reserve Bank lowered its discount rate and targeted federal funds in 2003. However, that yield should increase commensurate with the upward adjustment to the Federal Reserve Bank’s discount and federal funds target rate in late June 2004.

In structuring our securities portfolio, we have given preference to mortgage-backed securities to provide an additional source of liquidity through principal paydowns to fund our loan growth. During 2003, as rates fell during the first half of the year, a number of U.S. Government agency notes were called and significant prepayments occurred in the MBS portfolio. As a result, the cash flows were reinvested in lower yielding securities as net loan growth was weaker in the first half of 2003 than in the latter months. We also purchased a large pool of MBS in December 2003, which had an average yield lower than securities held at December 2002. These scenarios caused the yield on our securities portfolio to fall to 3.51% during the second quarter of 2004 from 3.87% in 2003. At June 30, 2004, approximately 73% of our securities portfolio is fixed rate; however, with 73% of the portfolio invested in MBS, the monthly principal paydowns can be reinvested at higher yields should interest rates rise.

(Continued)

19.

The yield on loans was lower during the second quarter of 2004 compared to the second quarter of 2003 as a result of the general rate environment being lower during the periods of our strongest loan growth in 2003. At June 30, 2004, approximately 66% of our loan portfolio is variable rate, with 21% of all loans based on the Prime rate. Prime rate-based loans usually reprice immediately or within one month following changes in the index rate. Approximately 38% of our loan portfolio is based on the three-year constant maturity Treasury (CMT) rate. These loans typically reprice every three years and are priced above the index plus the margin at origination. However, the weighted average number of months to repricing for this three-year CMT portfolio is 24 months from June 30, 2004. Although we cannot be certain rates will be higher in the future, we believe the risk of downward repricing of our current loan portfolio is low and that we have structured our loan portfolio to provide a positive impact to net interest income should interest rates rise in the future.

Interest expense. The average balance of low-cost core deposits was lower during the second quarter of 2004 compared to 2003 resulting in a greater dependence on higher-costing CDs. While interest expense was higher during the second quarter of 2004 compared to the same period in 2003 as a result of higher balances of interest-bearing liabilities, the cost of funds continued to fall as a result of a lower interest rate environment and significant maturities of high-cost CDs during June 2004. During the second quarter of 2004, our cost of funds was 2.58% compared to 3.10% during the 2003 period.

As noted earlier, 25% of our CD portfolio will mature during the third quarter of 2004. We expect improvement in our interest rate spread as a result of these accounts repricing downward. However, our CD portfolio will be priced near or slightly below like-term offering rates during the fourth quarter of 2004. As a result, CDs maturing during 2005 may result in upward rate repricing which may put pressure on net interest spread and margin.

Additionally, $30.4 million of the June 30, 2004, CD portfolio had variable-rate features. Approximately 3% of the CD portfolio reprices monthly while 40% of the CD portfolio has an adjustment feature that allows the customer to request a one-time rate change during the original term of the certificate to the rate offered on a like-term CD at the time of adjustment. Upward adjustments of rates on those accounts, which must be made at the election of the customer, could result in a higher cost of funds in a rising interest rate environment. If all of the single-adjustment certificates had repriced on June 30, 2004, the average rate would have increased 15 basis points from the original rate on the account.

We have also become more dependent on fixed-rate term borrowings and overnight advances from the FHLB. While locking in funding costs in the current low interest rate environment is attractive, these borrowings carry a higher cost of funds than core deposits. Other borrowings comprised 16% of our funding sources during the second quarter of 2004 compared to 4% during the second quarter of 2003.

Provision for loan losses. The provision for loan losses was $150,000 during the second quarter of 2004 compared to $77,500 in 2003 and $85,000 during the first quarter of 2004. The provision increased during 2004 as loan growth was greater in 2004 than it was in 2003 and delinquencies were slightly higher. We have yet to encounter material deterioration in the credit quality of our loan portfolio. Nonetheless, with the guidelines discussed above in “Allowance for loan losses,” our provision for loan losses can be expected to increase during periods when we are experiencing degradation in credit quality and as the probability of losses in the loan portfolio increases with changes in the portfolio’s composition.

Noninterest income. Total noninterest income increased during the second quarter of 2004 compared to 2003. The increase in overdraft fees and other service charges on deposit accounts was due to higher number of deposit customers and the related fees associated with those accounts.

Noninterest expense. Total noninterest expense increased 26% for the three months ended June 30, 2004, as compared to the three months ending June 30, 2003. The efficiency ratio (noninterest expense divided by the sum of net interest income and other income, excluding gains on securities sales) was 75% during the second quarter of 2004 compared to 80% during the second quarter of 2003 and 78% during the first quarter of 2004. Annualized noninterest expense as a percent of average assets was 2.56% during the second quarter of 2004 compared to 2.51 during the second quarter of 2003 and 2.60% during the first quarter of 2004.

(Continued)

20.

Occupancy and equipment expense was higher in 2004 due to rent expense from the addition of an operations center in late 2003, which also increased depreciation expense from leasehold improvements. Professional fees decreased compared to the 2003 period as we used outside consultants last year to assist us with operational reviews and improvements to address concerns identified under our written agreement with the OCC. Franchise tax is assessed on the Bank’s capital balance and can be expected to increase each year as the Bank’s capital balance grows. Data processing is higher in 2004 due to an increase in the volume of transactions and accounts from the growth in our loan and deposit portfolios. Marketing and advertising is higher in 2004 as we launched a marketing campaign to increase awareness and visibility of the Bank in our market areas. Other expenses are higher primarily due to check printing costs, director fees, higher deposit insurance premiums and other deposit maintenance costs.

Income taxes. Because of net operating losses during the years prior to December 31, 2002, we have recorded a valuation allowance to offset deferred tax assets. We reversed part of the valuation allowance in 2004 and 2003 to offset tax expense. When we believe that it is more likely than not that the income tax benefit will be used, the valuation allowance will be removed and a deferred tax asset will be realized.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2004

Net income during the first six months of 2004 was $448,000, or $0.21 per share, compared to $296,000, or $0.14 per share, during the same period in 2003.

Net interest income. During the six months ended June 30, 2004, net interest income was $2.6 million compared to $2.0 million during the first half of 2003, primarily as a result of a higher balance of interest-earning assets and improvements in interest rate spread. Net interest margin improved to 3.25% in 2004 from 3.01% in the first six months of 2003 and interest rate spread improved to 2.97% during the first half of 2004 compared to 2.65% during 2003.

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

(Continued)

21.

	Six months ending June 30,
	2004			2003
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,813	$23	0.95%	$8,431	$50	1.19%
Securities available for sale (1)	36,334	671	3.66	39,627	794	4.10
Federal agency stock	1,134	28	4.94	452	13	6.05
Loans (2)	118,188	3,787	6.43	82,561	2,945	7.19

Total interest-earning assets	160,469	4,509	5.62	131,071	3,802	5.87

Noninterest-earning assets	6,567			7,038

Total assets	$167,036			$138,109

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,033	40	0.80	$7,424	47	1.27
Savings accounts	35,211	181	1.03	38,383	325	1.71
Money market accounts	2,995	12	0.81	2,752	12	0.87
Certificates of deposit	72,178	1,238	3.44	63,066	1,243	3.98

Total interest-bearing deposits	120,417	1,471	2.45	111,625	1,627	2.94
Other borrowings	22,553	422	3.74	4,308	220	10.17

Total interest-bearing liabilities	142,970	1,893	2.65	115,933	1,847	3.22

Noninterest-bearing demand deposits	7,135			5,679
Noninterest-bearing liabilities	792			830

Total liabilities	150,897			122,442
Shareholders’ equity	16,139			15,667

Total liabilities and shareholders’ equity	$167,036			$138,109

Net interest income; interest-rate spread (3)		$2,616	2.97%		$1,955	2.65%

Net earning assets	$17,499			$15,138

Net interest margin (4)			3.25%			3.01%
Average interest-earning assets to interest-bearing liabilities	1.12x			1.13x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The yield on interest-earning assets fell to 5.62% during the first half of 2004 compared to 5.87% in 2003. The yields on federal funds sold and securities fell as a result of the lower interest rate environment and the reinvestment of proceeds from security calls and accelerated prepayments on mortgage-backed securities at lower rates during 2003. The yield on loans declined during the first half of 2004 compared to 2003 as we have significantly increased our loan portfolio during periods of historically low interest rates.

Interest expense. Our overall cost of funds declined to 2.65% during the first six months of 2004, compared to 3.22% in 2003. As noted earlier, the decrease in the cost of deposits was driven by the repricing of maturing CD accounts at lower rates. However, the improvement in the cost of funds caused by the decrease in the cost of our CD portfolio was somewhat tempered by a shift in mix of interest-bearing liabilities as CDs comprised 57% of our deposit portfolio during 2004 compared to 54% during 2003.

The significant decrease in the cost of other borrowings during 2004 is a result of our advances from the FHLB. During 2003, other borrowings consisted of fixed-rate subordinated debentures with an effective cost of 8.51% and capital leases on two of our banking offices with implied costs of 15.76%. The average cost of FHLB advances during the first six months of 2004 was 2.24%, which significantly dilutes the cost of the subordinated debentures and leases.

(Continued)

22.

Provision for loan losses. The provision for loan losses during the first half of 2004 was $235,000, compared to $158,000 in 2003. Charge-offs during the first six months of 2004 totaled $135,000, offset by $3,000 in recoveries, compared to $28,000 of net charge-offs during 2003.

Noninterest income. Total noninterest income was $218,000 for the six months ended June 30, 2004, compared to $232,000 during the same period in 2003. The 2003 amount includes $74,000 of gains from the sale of securities compared to $13,000 during 2004. We did not have a borrowing facility in place with the FHLB until June 2003. Accordingly, we were required to sell some securities to fund loan growth in 2003. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts in 2004.

Noninterest expense. Total noninterest expense was $417,000 higher during the six months ended June 30, 2004, compared to the same period in 2003. Annualized noninterest expense as a percent of average assets was 2.58% in 2004 compared to 2.50% in 2003 while our efficiency ratio improved to 76% during the first half of 2004 compared to 82% during the first half of 2003. This is a reflection of the improvement in the interest margin outweighing our ability to leverage overhead costs through asset growth.

Salaries and benefits are higher in 2004, reflecting a higher level of employment at the Bank. Occupancy and equipment expense was higher in 2004 due to rent expense from the addition of an operations center in late 2003, which also increased depreciation expense from leasehold improvements. Professional fees decreased compared to the 2003 period as we used outside consultants to assist us with operational review and improvements in internal controls to address concerns identified under our written agreement with the OCC. Franchise tax is assessed on the Bank’s capital balance and can be expected to increase each year as the Bank’s capital balance grows. Data processing is higher in 2004 due to an increase in the volume of transactions and accounts from the growth in our loan and deposit portfolios. Marketing and advertising is higher in 2004 as we launched a marketing campaign to increase awareness and visibility of the Bank in our market areas. Other expenses are higher primarily due to check printing costs, director fees, higher deposit insurance premiums and other deposit maintenance costs.

IMPACT OF BRANCH ACQUISITION

On May 21, 2004, we announced that Ohio Legacy Bank entered into a purchase and assumption agreement to acquire a branch in Wooster, Ohio, from Unizan Bank. Under the purchase agreement, we will acquire the physical assets and approximately $15.3 million of deposits (balances as of July 31, 2004). In July 2004, we received regulatory approval and the purchase is expected to close in August 2004.

Core deposits comprised 32% of the July 31, 2004, deposit portfolio of the branch we will acquire. We estimate the branch acquisition will negatively impact net income by approximately $150,000 during 2004 as a result of the additional noninterest expense associated with the lease of the building and employee costs and the negative interest rate spread we will encounter in the near term until those funds can be employed in higher-yielding assets such as loans and securities.

However, we believe this branch acquisition will improve customer service and attract new customers and core deposits in our Wooster market by providing them another banking location in a thriving retail district. As a result, we expect this branch to be accretive to earnings in 2005 by lowering our cost of funds through core deposits and providing additional funds to acquire interest-earning assets.

(Continued)

23.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of June 30, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

(Dollars in thousands)	Six months	Year ended December 31,
	2004	2005	2006	2007	2008	Thereafter
Certificates of deposit	$23,445	$14,587	$18,654	$11,942	$1,027	$573
FHLB advances (1)	7,736	5,499	4,362	5,434	—	—
Subordinated debentures (2)	—	—	—	—	—	3,325
Capital lease obligations (3)	80	160	168	179	181	1,519
Operating leases	71	135	140	141	141	602
Deposits without maturity	58,489	—	—	—	—	—

(1)	Includes $4,000 of overnight borrowings
(2)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.
(3)	Includes $1,314 of amounts allocable to interest payments over the remaining term of the leases.

Note 6 to the consolidated financial statements discusses other commitments and contingencies and the various obligations that exists under those agreements.

At June 30, 2004, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, as described in Note 7 to the consolidated financial statements filed with our December 31, 2003, Form 10-KSB, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. However, as discussed under interest expense above, a significant portion of our CD portfolio contains embedded options that may result in additional interest expense.

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

Our principal sources of funds are deposits, loan and security repayments and maturities, sales of securities, borrowings from the FHLB and capital transactions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

We have implemented a liquidity contingency funding plan that identifies liquidity thresholds and red-flags that may provide evidence of impending liquidity crises. Additionally, the contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. We actively monitor liquidity risk and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.

During the first six months of 2004, cash and cash equivalents decreased $1.4 million to $6.8 million at June 30, 2004. Cash and cash equivalents represented 3.9% of total assets at June 30, 2004, and 5.1% of total assets at December 31, 2003. This decrease came primarily as a result of a shift in assets as cash and equivalents were used to fund loans. Our loans to deposits and loans to interest-earning assets ratios increased significantly during 2003 and the first half of 2004 as loan growth has outpaced deposit growth, which has reduced our liquidity position.

(Continued)

24.

Additionally, we have become more dependent on FHLB advances and deposits of public agencies that exceed federal deposit insurance limits, which require us to pledge securities or loans as collateral. At June 30, 2004, approximately 88% of our securities portfolio was pledged as collateral for public funds and FHLB borrowings. This significantly reduces our ability to sell securities to fund loans (which provide higher yields), meet deposit withdrawal demands or to reduce interest rate risk exposure. Accordingly, we monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities and ensure additional sources of liquidity funding.

Approximately 33% of our CD portfolio will mature during the second half of 2004 with most of the maturities occurring during the third quarter. The majority of these CDs also carry the highest average rate of all products in our CD portfolio. This large pool of maturing CDs may significantly reduce our liquidity and asset size if we cannot retain these accounts upon maturity. If a significant amount of this pool matures and does not renew at the Bank, we may be required to sell securities or other assets, possibly at a loss, to meet the ensuing demand for funds, resulting in a decrease in our asset size and a further reduction in our liquidity. If we encounter nominal or moderate runoff from these maturities, we could borrow from the FHLB to offset the loss of deposits and maintain a level asset base. However, as noted, those borrowings require us to pledge securities or loans as collateral. Therefore, we could maintain our asset level, but our liquidity will be restricted as a large portion of our assets will continue to be pledged as collateral. See “Deposits” above for additional discussion.

CAPITAL RESOURCES

Total shareholders’ equity was $15.8 million at June 30, 2004, a decrease of $245,000 from December 31, 2003. The decrease was a result of other comprehensive losses of $720,000 due to sharply-rising long-term rates during the second quarter of 2004 that negatively impact the value of our securities portfolio. This unrealized loss on securities was partially offset by earnings retention of $448,000 and the exercise of stock purchase warrants, which provided $27,000 of capital.

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

(Continued)

25.

OHIO LEGACY CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$21,172	17.3%	$9,780	8.0%	$12,224	10.0%
Ohio Legacy Bank	20,085	16.4	9,769	8.0	12,212	10.0

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$19,946	16.3%	$4,889	4.0%	$7,335	6.0%
Ohio Legacy Bank	18,859	15.4	4,885	4.0	7,327	6.0

Tier 1 capital to average assets
Ohio Legacy Corp	$19,946	11.6%	$6,908	4.0%	$8,634	5.0%
Ohio Legacy Bank	18,859	10.9	6,935	4.0	8,668	5.0

Under the OCC Agreement, the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. The Bank exceeded the amounts required under the OCC Agreement at June 30, 2004. Additionally, although the Bank’s capital ratios met the provisions to be considered “well capitalized,” it may not be considered “well capitalized” while under the terms of the OCC Agreement.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

Item 3. Controls and Procedures

As of June 30, 2004, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

26.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no matters required to be reported under this item.

Item 2. Changes in Securities.

There are no matters required to be reported under this item.

Item 3. Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company delivered to its stockholders the Company’s Notice of Annual Meeting of Shareholders, which was held on April 22, 2004, to vote on the following items:

1.	The election of five Class III directors to serve until the 2007 Annual Meeting.

2.	An amendment to the Company’s Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan to increase the number of authorized shares under the Stock Ownership Plan eligible for issuance to employees and to non-employee directors of the Company to 400,000 shares.

With respect to each matter (as more fully described in the proxy statement) voted upon at the meeting, the inspector of elections tabulated the following votes:

1.	Election of Directors

Nominee for Director	For	Against	Abstain
D. William Allen	1,956,428	—	2,200
Scott J. Fitzpatrick	1,956,728	—	1,900
Randy G. Jones	1,956,728	—	1,900
Michael D. Meenan	1,956,228	—	2,400
Steven G. Pettit	1,956,228	—	2,400

Board	members continuing in service were:

William T. Baker	Gregory A. Long
Daniel H. Plumly	Robert F. Belden
L. Dwight Douce	Thomas W. Schervish
J. Edward Diamond	Benjamin M. Mast

2.	Amendment to the Company’s Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

For	Against	Abstain
1,700,453	241,335	16,840

27.

Item 5. Other Information.

There are no matters required to be reported under this item.

Item 6. Exhibits and Reports on Form 8-K.

(a). Exhibits

Exhibit Number	Note Ref	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.3	(3)	Form of Public Stock Purchase Warrant

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3	(3)	Employment Agreement with Mr. Douce

10.4	(3)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999 by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999 by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(5)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9	(6)	Agreement By And Between Ohio Legacy Bank, National Association, Wooster, Ohio, and the Office of the Comptroller of the Currency, dated June 18, 2002

10.10	(2)	Change of Control Severance Agreement with Mr. Nadeau

10.11	(2)	Change of Control Severance Agreement with Mr. Saporito

10.12	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 1 of Notes to the Consolidated Financial Statements on page 9, herein)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002
(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 28, 2003

(b) Reports on Form 8-K.

On June 1, 2004, the Company filed a Form 8-K under “Item 2. Acquisition or Disposition of Assets” regarding the signing of a definitive purchase and assumption agreement to acquire a banking office.

28.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: August 13, 2004	By:	/s/ L. Dwight Douce
L. Dwight Douce
President, Chief Executive Officer and Director

Date: August 13, 2004	By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer and Treasurer

29.