Form 10QSB
period 2004-09-30
OHIO LEGACY CORP
filed 2004-11-15
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(330) 263-1955

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 10, 2004, the latest practicable date, there were 2,120,720 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

1.

OHIO LEGACY CORP

FORM 10-QSB

AS OF SEPTEMBER 30, 2004, AND FOR THE THREE AND NINE MONTHS THEN ENDED

THIRD QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004, and December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$4,020,858	$4,370,383
Federal funds sold and interest-bearing deposits in financial institutions	10,735,371	3,814,436

Cash and cash equivalents	14,756,229	8,184,819
Securities available for sale	32,872,940	38,054,644
Securities held to maturity (fair value of $649,423 in 2004)	649,423	—
Loans, net	129,457,491	108,792,368
Federal bank stock	1,366,950	1,039,200
Premises and equipment, net	2,169,768	2,036,544
Other real estate owned	—	70,000
Intangible asset	740,570	—
Accrued interest receivable and other assets	1,225,813	880,904

Total assets	$183,239,185	$159,058,479

LIABILITIES
Deposits:
Noninterest-bearing demand	$11,621,269	$7,133,620
Interest-bearing demand	13,160,954	8,962,743
Savings	38,940,343	39,667,717
Certificates of deposit, net	78,988,031	67,387,021

Total deposits	142,710,597	123,151,101
Federal Home Loan Bank advances	18,664,432	14,759,314
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	970,812	976,643
Accrued interest payable and other liabilities	701,498	801,954

Total liabilities	166,372,339	143,014,012

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,120,720 and 2,118,000 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	17,729,155	17,701,955
Accumulated deficit	(707,585)	(1,555,585)
Accumulated other comprehensive income (loss)	(154,724)	(101,903)

Total shareholders’ equity	16,866,846	16,044,467

Total liabilities and shareholders’ equity	$183,239,185	$159,058,479

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and 2003

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$2,075,429	$1,621,437	$5,862,717	$4,566,173
Securities	311,123	278,570	981,559	1,072,785
Interest-bearing deposits and federal funds sold	40,240	23,664	91,048	87,180

Total interest income	2,426,792	1,923,671	6,935,324	5,726,138
Interest expense:
Deposits	672,052	770,067	2,142,855	2,397,339
Other borrowings	237,229	111,346	659,076	331,063

Total interest expense	909,281	881,413	2,801,931	2,740,514

Net interest income	1,517,511	1,042,258	4,133,393	2,997,736

Provision for loan losses	71,000	146,000	306,000	303,500

Net interest income after provision for loan losses	1,446,511	896,258	3,827,393	2,694,236

Noninterest income:
Service charges and other fees	110,335	89,094	310,700	241,350
Gain (loss) on sales of securities, net	(5,237)	41,753	7,910	116,242
Other income	2,610	3,145	7,167	8,121

Total noninterest income	107,708	133,992	325,777	365,713

Noninterest expense:
Salaries and benefits	531,797	423,008	1,482,402	1,159,050
Occupancy and equipment	166,591	143,459	468,051	420,430
Professional fees	109,288	80,707	305,911	290,512
Franchise tax	56,034	44,921	177,440	139,918
Data processing	111,819	84,616	323,311	237,192
Marketing and advertising	38,416	22,860	122,069	76,757
Stationery and supplies	28,756	21,299	67,717	61,394
Amortization of intangible asset	9,042	—	9,042	—
Other expenses	102,476	84,380	349,227	253,696

Total noninterest expense	1,154,219	905,250	3,305,170	2,638,949

Earnings before income tax expense	400,000	125,000	848,000	421,000

Income tax expense	—	—	—	—

Net earnings	$400,000	$125,000	$848,000	$421,000

Basic earnings per share	$0.19	$0.06	$0.40	$0.20
Diluted earnings per share	$0.19	$0.06	$0.39	$0.20

Basic weighted average shares outstanding	2,120,720	2,115,700	2,119,540	2,106,359
Diluted weighted average shares outstanding	2,156,897	2,119,627	2,172,605	2,108,479

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2004 and 2003

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net earnings	$400,000	$125,000	$848,000	$421,000

Other comprehensive income (loss):
Reclassification adjustment for amounts realized on securities sales included in net earnings	5,237	(41,753)	(7,910)	(116,242)
Net unrealized gain (loss) on available for sale securities arising during the period	662,323	(665,110)	(44,911)	(691,310)

Other comprehensive income (loss)	667,560	(706,863)	(52,821)	(807,552)

Comprehensive income (loss)	$1,067,650	$(581,863)	$795,179	$(386,552)

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2004 and 2003

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$15,799,286	$16,330,856	$16,044,467	$15,003,055
Net earnings	400,000	125,000	848,000	421,000
Other comprehensive income (loss)	667,560	(706,863)	(52,821)	(807,552)
Proceeds from exercise of stock warrants	—	—	27,200	—
Proceeds from exercise of over-allotment option on 150,000 shares of common stock, net of offering costs of $142,510	—	—	—	1,132,490

Balance, end of period	$16,866,846	$15,748,993	$16,866,846	$15,748,993

See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$848,000	$421,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	206,736	187,591
Securities amortization and accretion	122,286	196,755
Provision for loan losses	306,000	303,500
Gain on sales of securities available for sale	(7,910)	(116,242)
Gain on sale of other real estate owned	(2,000)
Stock dividends from Federal Home Loan Bank (FHLB)	(20,000)	—
Net change in:
Accrued interest receivable and other assets	(209,887)	(88,554)
Accrued interest payable and other liabilities	(423,570)	(41,924)
Deferred loan fees	(17,680)	65,190

Net cash provided by operating activities	801,975	927,316

Cash flows from investing activities:
Purchases of securities available for sale	(5,030,698)	(32,653,659)
Purchases of securities held to maturity	(343,188)	—
Maturities, calls and paydowns of securities available for sale	5,805,295	25,140,645
Proceeds from sales of securities available for sale	4,104,915	14,176,721
Proceeds from sale of other real estate owned	72,000	—
Purchases of federal bank stock	(307,750)	(527,800)
Net change in loans	(20,953,443)	(21,550,319)
Purchases of premises and equipment	(46,918)	(68,289)

Net cash used by investing activities	(16,699,787)	(15,482,701)

Cash flows from financing activities:
Net change in deposits	3,977,117	6,346,929
Cash received from branch acquisition, net of assets required	14,565,618	—
Repayment of capital lease obligations	(5,831)	(4,993)
Proceeds from exercise of stock warrants	27,200	—
Repayments of FHLB advances and other borrowed funds	(1,094,882)	(105,000)
Proceeds from FHLB advances	5,000,000	5,000,000
Proceeds from issuance of common stock, net of offering costs	—	1,132,490

Net cash provided by financing activities	22,469,222	12,369,426

Increase (Decrease) in cash and cash equivalents	6,571,410	(2,185,959)
Cash and cash equivalents at beginning of period	8,184,819	15,719,451

Cash and cash equivalents at end of period	$14,756,229	$13,533,492

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,093,361	$2,797,495
Federal income taxes	204,000	—

Noncash transactions:
Commitments to purchase securities held to maturity	$306,262	$—

See notes to the consolidated financial statements.

7.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, National Association (Bank). Intercompany transactions and balances are eliminated in consolidation. References to the Company include Ohio Legacy, consolidated with its subsidiary, the Bank.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
BASIC:
Net earnings	$400,000	$125,000	$848,000	$421,000

Weighted average common shares outstanding	2,120,720	2,115,700	2,119,540	2,106,359

Basic earnings per share	$0.19	$0.06	0.40	$0.20

DILUTED:
Net earnings	$400,000	$125,000	$848,000	$421,000

Weighted average common shares outstanding	2,120,720	2,115,700	2,119,540	2,106,359
Dilutive effect of stock options	36,177	3,927	53,065	2,120

Total common shares and dilutive potential common shares	2,156,897	2,119,627	2,172,605	2,108,479

Diluted earnings per share	$0.19	$0.06	$0.39	$0.20

The following table details, as of September 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Stock warrants	—	339,600	—	339,600
Stock options	54,500	86,500	54,500	95,000

Total	54,500	426,100	54,500	434,600

Stock Compensation: The Company accounts for stock warrants granted to the Company’s Board of Directors and all stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 and has elected to disclose the pro forma impact of warrants and options on net earnings in accordance with Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense is reflected in net earnings in the accompanying consolidated statements of operations as all options and warrants granted had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if compensation expense were reported using the fair value recognition provisions of FAS No. 123.

9.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings as reported	$400,000	$125,000	$848,000	$421,000
Deduct stock-based compensation expense determined under fair value based method	(56,000)	(73,608)	(246,000)	(241,281)

Pro forma net earnings	$344,000	$51,392	$602,000	$179,719

Basic earnings per share as reported	$0.19	$0.06	$0.40	$0.20
Pro forma basic earnings per share	0.16	0.02	0.28	0.09

Diluted earnings per share as reported	$0.19	$0.06	$0.39	$0.20
Pro forma diluted earnings per share	0.16	0.02	0.28	0.09

The fair value of common stock options and warrants was estimated using the Black-Scholes option valuation model. Options forfeited during the three months ended September 30, 2004, totaled 9,000. At September 30, 2004, there were 188,500 options outstanding with a weighted average strike price of $10.22 per share.

NOTE 2 - SECURITIES

The securities portfolio was comprised of the following at September 30, 2004 and December 31, 2003:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available for sale, carried at fair value:

September 30, 2004
U.S. Government agencies and corporations	$7,926,611	$6,707	$(120,174)
Mortgage-backed securities	24,946,329	115,602	(156,859)

Total	$32,872,940	$122,309	$(277,033)

December 31, 2003
U.S. Government agencies and corporations	$9,031,234	$18,462	$(169,171)
Mortgage-backed securities	29,023,410	171,083	(122,277)

Total	$38,054,644	$189,545	$(291,448)

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity, carried at amortized cost:
September 30, 2004
Obligations of state and local governments	$649,423	$—	$—	$649,423

10.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses for less than one year and one year or more at September 30, 2004, were as follows:

	Less than one year		One year or more		Total
(Dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Government agencies and corporations	$—	$—	$7,375	$(120)	$7,375	$(120)
Mortgage-backed securities	11,909	(74)	4,446	(83)	16,355	(157)

Total	$11,909	$(74)	$11,821	$(203)	$23,730	$(277)

At September 30, 2004, there were no securities with other than temporary declines in fair value as the decline in fair value is largely due to an increase in market rates compared to the rate environment when the securities were acquired. Fair values are expected to recover as the bonds approach their maturity date.

Contractual maturities of debt securities at September 30, 2004, were as follows. Balances are presented at carrying value with the yield calculated on amortized cost on a tax equivalent basis:

	Maturing
	Less than one year		After one through five years		After five through ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. Government agencies and corporations	$552	4.30%	$6,390	3.34%	$985	3.00%	$—	-%
Mortgage-backed securities	—	—	238	5.19	7,479	3.89	17,229	3.82

Total	$552	4.30%	$6,628	3.40%	8,464	3.78%	$17,229	3.82%

Held to maturity:
Obligations of state and local governments	$—	—%	$—	—%	$—	—%	$649	5.40%

The following table details sales transactions of securities available for sale during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Proceeds from sales	$1,138,313	$5,961,835	$4,104,915	$14,176,721

Gross realized gains	$—	$71,122	$23,163	$145,611
Gross realized losses	(5,237)	(29,369)	(15,253)	(29,369)

Net gain on sales of securities	$(5,237)	$41,753	$7,910	$116,242

11.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with a fair value of $29,258,000 and $20,202,000 were pledged as collateral for public fund deposits and Federal Home Loan Bank advances at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, there were no holdings of securities of any one issuer, other than U.S. Government agencies and corporations, in an amount greater than 10% of shareholders’ equity.

At September 30, 2004 and December 31, 2003, federal bank stock consisted of Federal Reserve Bank stock of $544,350 and $533,800, respectively, and stock of the Federal Home Loan Bank of Cincinnati of $822,600 and $505,400, respectively.

NOTE 3 - LOANS

The loan portfolio was comprised of the following loans at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Balance	Percent	Balance	Percent
Residential real estate	$49,459,109	37.7%	$42,510,798	38.7%
Multifamily residential real estate	10,119,268	7.7	8,120,517	7.4
Commercial real estate	33,856,348	25.9	24,457,198	22.2
Construction	13,591,137	10.4	11,791,077	10.7
Commercial	11,750,535	9.0	12,698,536	11.5
Consumer and home equity	12,126,705	9.3	10,511,437	9.5

Total loans	130,903,102	100.0%	110,089,563	100.0%

Less: Allowance for loan losses	(1,288,009)		(1,121,913)
Net deferred loan fees	(157,602)		(175,282)

Loans, net	$129,457,491		$108,792,368

Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$1,225,553	$966,413	$1,121,913	$837,210
Provision for loan losses	71,000	146,000	306,000	303,500
Loans charged-off	(9,413)	(49,979)	(144,013)	(80,547)
Recoveries	869	705	4,109	2,976

Balance, end of period	$1,288,009	$1,063,139	$1,288,009	$1,063,139

Allowance for loan losses, percent of total loans	0.98%	1.06%

12.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired and nonperforming loans were as follows at September 30, 2004 and December 31, 2003, and during the three and nine months ended September 30, 2004 and 2003:

	September 30, 2004	December 31, 2003
Nonaccrual loans	$273,000	$154,000
Loans past due over 90 days still on accrual	—	—

Impaired loans, included in nonaccrual loans	$148,000	$—
Amount of the allowance for loan losses allocated	35,000	—

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Average of impaired loans during the period	$209,000	$81,000	$133,000	$27,000

Interest income foregone on nonaccrual loans	$3,073	$1,446	$4,308	$1,446
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized during impairment	—	—	—	—

NOTE 4 – INTANGIBLE ASSET

On May 21, 2004, the Company announced that the Bank entered into a purchase and assumption agreement to acquire a branch in Wooster, Ohio, from Unizan Bank. The purchase and assumption transaction was consummated on August 28, 2004. Under the purchase agreement, the Bank acquired the physical assets and approximately $15.6 million of deposits, including fair value adjustments.

As a result of this transaction, the Bank recorded an intangible asset of $749,612 related to core deposit intangible. Accumulated amortization at September 30, 2004, totaled $9,042, all of which was recognized as expense during the three months ended September 30, 2004. The following table summarizes estimated amortization expense for the remainder of 2004 and each of the next five years:

2004 (three months)	$71,396
2005	213,931
2006	172,856
2007	131,781
2008	90,706
2009	49,632

13.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The following table details Federal Home Loan Bank (“FHLB”) advances as of September 30, 2004:

One-year interest-only advance 1.64% fixed rate, maturing December 16, 2004	$3,000,000
Eighteen-month interest-only advance 2.02% fixed rate, maturing June 16, 2005	2,500,000
Two-year interest-only advance 2.36% fixed rate, maturing December 16, 2005	1,500,000
Thirty-month interest-only advance 2.77% fixed rate, maturing June 23, 2006	1,500,000
Three-year interest-only advance 3.07% fixed rate, maturing December 22, 2006	1,500,000
Three-year, constant monthly payment advance 2.26% fixed rate, final maturity October 1, 2006	2,104,796
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	5,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	1,559,636

$18,664,432

Each advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances were collateralized by securities. Based upon securities specifically pledged as collateral to the FHLB at September 30, 2004, the Bank had approximately $10,541,000 in additional borrowing capacity available for advances from the FHLB. As of September 30, 2004, required principal payments on FHLB advances over the next five years are:

2004	$3,369,287
2005	5,499,136
2006	4,362,239
2007	5,433,770
2008	—

$18,664,432

NOTE 6 – COMMON STOCK WARRANTS

There were 2,720 warrants exercised during the nine months ended September 30, 2004. None was exercised during the three months ended September 30, 2004. At September 30, 2004, there were 184,580 warrants outstanding with an exercise price of $10.00 per share.

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

14.

OHIO LEGACY CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – OFF-BALANCE SHEET ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2004:

Commitments to make loans:
Variable-rate	$3,100,000
Fixed-rate	421,000

Unused lines of credit, variable-rate	$15,548,000

Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging between 5.25% and 6.75%.

NOTE 8 – REGULATORY MATTERS

After a regular examination of the Bank in early 2002 by the Office of the Comptroller of the Currency (OCC), the Bank entered into a formal agreement with the OCC on June 18, 2002 (OCC Agreement). Under the OCC Agreement, the Bank was required to adopt and implement certain plans, policies and strategies, including a strategic plan and a related staffing plan, improved management information systems and information security programs and an independent, ongoing review system for the Bank’s loan portfolio. The Bank was required to maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. In addition, the OCC Agreement imposed an annual asset growth restriction of no greater than 22%.

On October 1, 2004, the OCC terminated the agreement as the Bank was found to be materially in compliance with the agreement’s requirements. As of that date, the Bank was no longer bound by the restrictions imposed by the OCC Agreement.

15.

Item 2. Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition as of September 30, 2004, and December 31, 2003, and results of operations for the three and nine months ended September 30, 2004 and 2003. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, National Association.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis (MD&A) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as “may,” “might,” “could,” “would,” “should,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project” or “continue” or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.

16.

OVERVIEW

The following key factors summarize changes in our financial condition during the three and nine months ended September 30, 2004:

•	Assets increased 6% during the third quarter of 2004. Growth during the third quarter was the result of the acquisition of a banking office which provided $15.6 million of deposits, offset somewhat by the repayment of $4.0 million of overnight borrowings;

•	The maturity of a large pool of certificates of deposit (CD) during July and August 2004 required us to borrow additional overnight funds during the third quarter to maintain liquidity as some of those CD accounts were lost. All overnight borrowings were repaid after the branch acquisition;

•	While the loan portfolio has increased $20.8 million, or 19%, during the nine months ended September 30, 2004, demand for loans subsided during the third quarter and a large construction project was completed and the related loan matured. The loan portfolio increased $1.3 million, net, during the third quarter.

•	Credit quality is strong with annualized net charge-offs equating to 0.15% of average loans during the first nine months of 2004; and,

•	The Bank’s primary regulator, the OCC, terminated their regulatory order against the Bank, which previously placed significant restrictions on our operations.

The following key factors summarize our results of operations during the three months ended September 30, 2004:

•	Net income was $400,000, a 77% increase from the second quarter of 2004 and a 220% increase over the third quarter of 2003;

•	Net interest income increased 11% over the second quarter of 2004 and 46% over the third quarter last year;

•	Margin improved 24 basis points (bp) over the second quarter of 2004, driven by a 21 bp fall in our cost of funds due to significant maturities of high-costing CDs;

•	The efficiency ratio improved over the second quarter and last year as increases in net interest margin and other income outweighed increases in noninterest expense; and,

•	Annualized return on equity improved to 9.86%.

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

FINANCIAL CONDITION

Assets. At September 30, 2004, assets totaled $183.2 million, an increase of $24.1 million, or 15%, from December 31, 2003. This increase was driven by a $19.6 million increase in deposit balances, of which $15.6 million were acquired through the purchase of a banking office in Wooster. Assets also grew through net borrowing increases from the FHLB of $3.9 million and $848,000 of earnings retention.

Securities. Total securities decreased by $4.5 million during the first nine months of 2004. The decrease was the result of the prepayments on mortgage-backed securities. Mortgage-backed securities (MBS) comprise 74% of our securities portfolio. We anticipate growth in loan originations and, thus, have given preference to MBS with short

17.

average lives and duration to provide an additional source of liquidity through principal paydowns. At September 30, 2004, approximately 31% of our securities portfolio was comprised of variable-rate MBS, most of which will not reprice until fiscal year 2006.

During the first quarter of 2004, we sold $3.0 million of low-balance MBS that we believed were likely to prepay in the next twelve months. Rather than allow the securities to prepay at par, we sold them at a net gain and reinvested the proceeds in MBS with relatively short estimated average lives and duration. During the third quarter of 2004, we sold $1.1 million of agency notes at a small loss and reinvested the proceeds in variable-rate MBS, which are expected to provide a better total return than the notes. During the first nine months of 2003, proceeds of $14.2 million from the sales of securities were used to fund loan growth as we did not have a borrowing facility in place during the first half of 2003.

Loans. At September 30, 2004, the loan portfolio (before the allowance for loan losses and deferred fees) was $130.9 million, an increase of $20.8 million, or 19%, from December 31, 2003. This growth includes $5.0 million of commercial real estate loan participations. The strongest increases during the nine months of 2004 came in the commercial real estate and residential real estate categories, with each increasing 38% and 16% respectively.

We will continue to focus on commercial and commercial real estate loans as we believe the optimal mix for the Bank’s loan portfolio under our strategic plan is 65% commercial, commercial real estate and multifamily real estate, 25% residential real estate and construction loans and 10% consumer loans. While Note 3 to the consolidated financial statements discloses that 38% of the loan portfolio is secured by residential real estate, this component includes approximately $16.4 million of residential real estate loans, including nonowner-occupied rental properties, that were underwritten as commercial projects and currently yield 100 basis points higher than our conventional owner-occupied residential real estate portfolio and are mostly variable rate. Additionally, nearly 59% of the growth in the residential real estate loan category during 2004 is attributable to these commercial credits.

Allowance for loan losses and asset quality. At September 30, 2004, the allowance for loan losses was $1.3 million or 0.98% of total loans, an increase from $1.1 million, or 1.02% of loans at December 31, 2003. Asset quality remained strong as nonperforming loans (nonaccrual and impaired loans) totaled $273,000, or 0.21% of total loans, compared to $154,000 at December 31, 2003. There were no loans past due greater than 90 days and still accruing interest. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses are imminent. See “Significant Accounting Policies – Allowance for loan losses” above.

Accrued interest receivable and other assets. Accrued interest receivable was $99,000 higher at September 30, 2004, compared to December 31, 2004, due on higher loan balances. The increase in other assets is attributable to prepaid expenses and payments due on MBS. During the third quarter of 2004, we sold the property that comprised other real estate owned and realized a gain of $2,000. Increases in federal bank stock were the result of stock dividends and required purchases of FHLB stock as a result of our asset growth and additional borrowings from the FHLB.

Deposits. As noted earlier, we entered a purchase and assumption agreement with Unizan Bank to acquire Unizan’s branch in Wooster, Ohio, which was consummated in late August 2004. We believe this branch addition will improve customer service and attract new customers in our Wooster market by providing them another banking location in a thriving retail district. Core deposit intangibles acquired in the conversion totaled $750,000. Amortization of this intangible was $9,000 during the third quarter. Additionally, the $10.6 million of CDs acquired were recorded on the balance sheet at their fair value. This resulted in an adjustment of $211,000, which will be amortized through interest expense over the life of the CDs as a yield adjustment.

Deposits have increased $19.6 million during 2004 to $142.7 million at September 30, 2004. Purchased deposits totaled $15.4 million at September 30, 2004. Organically, deposits increased $4.2 million during the first nine months of 2004 despite the loss of $8.0 million in CDs during June and August. Those balances were primarily part of a large pool of a single CD product that began to mature early in the second quarter of 2004. At September 30, 2004, approximately $1.6 million of this product remained in the CD portfolio. At December 31, 2003, this product totaled $27.1 million.

18.

Core deposits (checking and savings accounts) increased $400,000 during the third quarter of 2004 and by $8.0 million year to date. Excluding the core deposits acquired in the branch purchase, growth totaled $3.1 million during the first nine months of this year. The increase in core deposit balances in 2004 has been driven by interest-bearing checking accounts. Organic growth in noninterest checking accounts this year has been offset by decreases in savings account balances. However, such a shift to lower-costing deposits serves to improve our interest rate spread and margin.

Federal Home Loan Bank advances. During the first six months of 2004, we borrowed $9.0 million from the FHLB to fund loan demand and the runoff of CDs. These borrowings consisted of a $5.0 million three year fixed-rate advance, with a rate of 2.42% and $4.0 million of overnight borrowings. During the third quarter of 2004, we borrowed another $6.0 million of overnight funds to provide liquidity as a result of continued runoff of high-cost CD accounts. All overnight borrowings, totaling $10.0 million, were repaid in early September after the branch acquisition.

At September 30, 2004, all FHLB advances were collateralized by securities. With the termination of the OCC Agreement, which was effective October 1, 2004, we will be able to collateralize long-term borrowings with our mortgage loan portfolio. This shift will improve our liquidity and our ability to manage interest rate risk as our securities portfolio will be less encumbered by collateral pledges. However, some securities will continue to be pledged as collateral for public fund deposits whose balances exceed FDIC coverage.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2004

Net earnings increased to $400,000 for the three months ended September 30, 2004, a 77% increase over the second quarter of 2004 and a 220% increase over the third quarter of 2003.

Net interest income. During the three months ended September 30, 2004, net interest income increased to $1.5 million compared to $1.0 million during the third quarter of 2003, primarily as a result of a higher average balance of interest-earning assets and a shift in asset composition to higher yielding loans from securities. During the quarter ended September 30, 2004, average loans as a percent of average interest-earning assets was 76% compared to 69% during the third quarter of 2003. The shift in asset mix helped to offset a lower overall yield on assets.

During the third quarter of 2004, interest rate spread (the difference between the yield earned on assets and the cost of deposits and borrowings) increased to 3.21% compared to 2.72% in 2003 and 3.01% during the second quarter of 2004. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.52% in 2004 compared to 3.06% in the third quarter of 2003 and 3.28% during the second quarter of 2004. The amortization of the fair value adjustment recorded on purchased CDs negatively impacted both spread and margin by 4 basis points during the third quarter. Currently, we expect spread and margin to decrease during the fourth quarter of 2004 to levels slightly above the second quarter of 2004 as a result of the fair value adjustment on purchased CDs and because the cost of funds acquired, including noninterest checking balances, was 115 bp higher than the average cost of funds for our existing deposit portfolio.

19.

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

	Three months ended September 30,
	2004			2003
(Dollars in thousands)	Average Outstanding Balance	Interest earned/ Paid	Yield/ Rate	Average outstanding Balance	Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$6,759	$24	1.39%	$5,572	$14	0.98%
Securities available for sale (1)	32,699	311	3.74	35,612	278	3.15
Securities held to maturity (2)	11	—	5.55	—	—	—
Federal agency stock	1,325	16	4.98	706	10	5.55
Loans (3)	131,248	2,076	6.27	93,287	1,621	6.90

Total interest-earning assets	172,042	2,427	5.58	135,177	1,923	5.67

Noninterest-earning assets	6,884			6,842

Total assets	$178,926			$142,019

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,874	26	0.86	$7,888	20.99
Savings accounts	35,702	93	1.03	40,418	136	1.33
Money market accounts	3,415	9	1.07	2,556	5	0.75
Certificates of deposit	73,167	544	2.95	63,080	609	3.84

Total interest-bearing deposits	124,158	672	2.15	113,942	770	2.68
Other borrowings	27,982	237	3.39	4,694	113	9.58

Total interest-bearing liabilities	152,140	909	2.37	118,636	883	2.95

Noninterest-bearing demand deposits	9,078			5,651
Noninterest-bearing liabilities	1,473			1,338

Total liabilities	162,691			125,625
Shareholders’ equity	16,235			16,394

Total liabilities and shareholders’ equity	$178,926			$142,019

Net interest income; interest rate spread (4)		$1,518	3.21%		$1,040	2.72%

Net earning assets	$19,902			$16,541

Net interest margin (5)			3.52%			3.06%
Average interest-earning assets to interest-bearing liabilities	1.13x			1.14x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Yield calculated on a taxable equivalent basis.
(3)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The shift in asset mix to loans from securities mitigated the impact of a low interest rate environment as the yield on assets fell to 5.58% during the third quarter of 2004 from 5.67% in 2003. Federal funds sold, securities and agency stock decreased to 24% of average interest-earning assets during the third quarter of 2004 from 31% in 2003. The yield earned on federal funds sold increased during the third quarter as the Federal Reserve Bank increased its discount rate and targeted federal funds rates by 75 basis points during the second and third quarters of 2004.

During 2003, as long-term interest rates fell during the first half of the year, a number of U.S. Government agency notes were called and significant prepayments occurred in the MBS portfolio. As a result, the amortization of purchase premiums on those MBS was accelerated, reducing the yield to 3.15% in 2003. While the proceeds from those early retirements were invested in securities with lower coupons and yields, the prepayment speeds on MBS has slowed considerably and amortization of purchase premiums has not significantly reduced the yield on our securities portfolio during 2004. As a result, the yield earned on securities during the third quarter of 2004 rose to 3.75%. At September 30, 2004, approximately 69% of our securities portfolio is fixed rate; however, with 74% of

20.

the portfolio invested in MBS, the monthly principal paydowns can be reinvested at higher yields should interest rates rise. Additionally, we have sought to purchase MBS with adjustable-rate loans with short reset periods underlying the securities to obtain higher interest income should short-term interest rates continue to rise.

The yield on loans was lower during the third quarter of 2004 compared to the third quarter of 2003 as a result of the general interest rate environment being lower during the periods of our strongest loan growth in late 2003 and early 2004. At September 30, 2004, approximately 70% of our loan portfolio is variable rate with 19% of all loans based on the Prime rate. Prime rate-based loans usually reprice immediately or within one month following changes in the index rate. Approximately 39% of our loan portfolio is based on the three-year constant maturity Treasury (CMT) rate. These loans typically reprice every three years and are priced above the index plus the margin at origination. The weighted average number of months to repricing for this three-year CMT portfolio is 22 months from September 30, 2004.

Although we cannot be certain rates will be higher in the future, we believe the risk of downward repricing of our current loan portfolio is low and that we have structured our loan portfolio to provide a positive impact to net interest income should interest rates rise in the future. However, the yield on the loan portfolio may continue to decline as seasoned loans with higher interest rates pay down and new loans with lower interest rates are added to the portfolio, given the current interest rate environment.

Interest expense. The cost of funds continued to fall as a result of significant maturities of high-cost CDs during the second and third quarters of 2004. During the third quarter of 2004, our cost of funds was 2.37% compared to 2.95% during the 2003 period.

The average balance of low-cost core deposits was a lower percentage of deposits during the third quarter of 2004 compared to 2003, resulting in a greater dependence on higher-costing CDs. The deposit portfolio assumed under the branch acquisition also diluted core deposits as a percent of our portfolio as CDs comprised 68% of the deposits acquired, compared to 50% within our existing portfolio. The purchased CDs were recorded at fair value with the fair value adjustment amortized to interest expense over the life of the CDs acquired. This resulted in $17,000 of amortization expense in the third quarter of 2004.

Our CD portfolio will be priced near or slightly below like-term offering rates starting in the fourth quarter of 2004. As a result, CDs maturing during 2005 may result in upward rate repricing, which may put pressure on net interest spread and margin. Additionally, at September 30, 2004, $38.6 million, or 49%, of the CD portfolio had variable-rate features. Approximately 6% of the CD portfolio reprices monthly while 43% of the CD portfolio has an adjustment feature that allows the customer to request a one-time rate change during the original term of the certificate to the rate offered on a like-term CD at the time of adjustment. Upward adjustments of rates on those accounts, which must be made at the election of the customer, could result in a higher cost of funds in a rising interest rate environment. If all of the single-adjustment certificates had repriced on September 30, 2004, the average rate would have increased 21 basis points from the original rate on the account.

We have also become more dependent on fixed-rate borrowings from the FHLB. While locking in funding costs in the current low interest rate environment is attractive, these borrowings carry a higher cost of funds than core deposits. Other borrowings comprised 18% of our interest-bearing funding sources during the third quarter of 2004 compared to 4% during the second quarter of 2003.

Provision for loan losses. The provision for loan losses was $71,000 during the third quarter of 2004 compared to $146,000 in 2003. Net charge offs totaled $9,000 during the third quarter of 2004, compared to $49,000 during 2003. We have yet to encounter material deterioration in the credit quality of our loan portfolio. Nonetheless, with the guidelines discussed above in “Allowance for loan losses,” our provision for loan losses can be expected to increase during periods when we are experiencing degradation in credit quality and as the probability of losses in the loan portfolio increases with changes in the portfolio’s composition.

21.

Noninterest income. Total noninterest income decreased during the third quarter of 2004 compared to 2003. Excluding the sales of securities, noninterest income increased $21,000, or 22% during the third quarter of 2004 compared to 2003. We did not have a borrowing facility in place with the FHLB until late 2003. Accordingly, we were required to sell some securities to fund loan growth. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts in 2004.

Noninterest expense. Total noninterest expense increased 28% for the three months ended September 30, 2004, compared to the three months ending September 30, 2003, and 5% over the second quarter of 2004. The efficiency ratio (noninterest expense divided by the sum of net interest income and other income, excluding gains and losses on securities sales) was 71% during the third quarter of 2004 compared to 80% during the third quarter of 2003 and 75% during the second quarter of 2004. Annualized noninterest expense as a percent of average assets was 2.58% during the third quarter of 2004 compared to 2.54% during the third quarter of 2003 and 2.56% during the second quarter of 2004.

Salaries and benefits were higher during the third quarter of 2004, reflecting a higher level of employment and a decrease in loan production, which results in less expense deferral. The branch acquisition increased salaries and benefits by $15,000 during the third quarter and will add approximately $50,000 per quarter, compared to our second quarter run rate. We expect salaries and benefits expense to continue to increase in 2005 as a number of sales and back office positions need to be filled in order to meet our growth objectives, assist in implementing and monitoring sections of the Sarbanes-Oxley Act of 2002 and ensure safe and sound management of operational, credit and interest rate risks.

Occupancy and equipment expense was higher in 2004 due to rent expense from the addition of an operations center in late 2003 and the branch acquisition in August 2004. These transactions also increased depreciation expense through related leasehold improvements. We will perform renovations in the lobby of the new banking office during the fourth quarter of 2004, which will further increase depreciation expense. We are currently planning to launch another banking office in our Stark County region in late 2005, which will require capital expenditures and additional depreciation expense. Our current strategy seeks to launch or acquire at least one banking office each fiscal year.

Professional fees increased compared to the 2003 period due to additional legal and accounting fees related to filings with the Securities and Exchange Commission and other matters. Franchise tax is assessed on the Bank’s capital balance and can be expected to increase each year as the Bank’s capital balance grows.

Data processing costs are higher in 2004 due to an increase in the volume of transactions and accounts resulting from the growth in our loan and deposit portfolios. Additional data processing expenses were incurred during the third quarter of 2004 in connection with the branch acquisition.

Marketing and advertising is higher in 2004 as we launched a marketing campaign to increase awareness and visibility of the Bank in our market areas. Other expenses are higher primarily due to check printing costs, higher deposit insurance premiums and other deposit maintenance costs.

Income taxes. Because of net operating losses during the years prior to December 31, 2002, we have recorded a valuation allowance to offset deferred tax assets. We reversed part of the valuation allowance in 2004 and 2003 to offset tax expense. When we believe it is more likely than not that our income tax assets will be realized, the valuation allowance will be removed and a deferred tax asset will be recognized.

22.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2004

Net income during the first nine months of 2004 was $848,000, or $0.39 per share, compared to $421,000, or $0.20 per share, during the same period in 2003.

Net interest income. During the nine months ended September 30, 2004, net interest income was $4.1 million compared to $3.0 million during the 2003 period. This increase was primarily as a result of a higher balance of interest-earning assets and improvement in interest rate spread. Net interest margin improved to 3.35% in 2004 from 3.03% in the first nine months of 2003 and interest rate spread improved to 3.05% during 2004 compared to 2.67% during 2003.

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

	Nine months ending September 30,
	2004			2003
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,461	$47	1.14%	$7,477	$64	1.14%
Securities available for sale (1)	35,122	981	3.69	38,298	1,073	3.80
Securities held to maturity (2)	4	—	5.55	—	—	—
Federal agency stock	1,197	45	4.96	537	23	5.84
Loans (3)	122,541	5,862	6.37	86,128	4,566	7.09

Total interest-earning assets	164,325	6,935	5.61	132,440	5,726	5.80

Noninterest-earning assets	6,672			7,177

Total assets	$170,997			$139,617

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,647	66	0.82	$7,580	66	1.17
Savings accounts	35,375	274	1.03	39,054	461	1.58
Money market accounts	3,135	21	0.90	2,688	17	0.83
Certificates of deposit	72,508	1,782	3.27	63,073	1,853	3.93

Total interest-bearing deposits	121,665	2,143	2.35	112,395	2,397	2.85
Other borrowings	24,363	659	3.61	4,468	337	10.09

Total interest-bearing liabilities	146,028	2,802	2.56	116,863	2,734	3.13

Noninterest-bearing demand deposits	7,783			5,681
Noninterest-bearing liabilities	1,019			1,016

Total liabilities	154,830			123,560
Shareholders’ equity	16,167			16,057

Total liabilities and shareholders’ equity	$170,997			$139,617

Net interest income; interest rate spread (4)		$4,133	3.05		$2,992	2.67%

Net earning assets	$18,297			$15,577

Net interest margin (5)			3.35			3.03%
Average interest-earning assets to interest-bearing liabilities	1.13x			1.13x

(1)	Average balance includes unrealized gains and losses. Yield is based on amortized cost.
(2)	Yield calculated on a taxable equivalent basis.
(3)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

23.

Interest income. The yield on interest-earning assets fell to 5.61% during the first nine months of 2004 compared to 5.80% in 2003. The yields on federal funds sold and securities fell as a result of the reinvestment of proceeds from security calls and accelerated prepayments on mortgage-backed securities at lower interest rates during 2003. The yield on loans declined during the first nine months of 2004 compared to 2003 as we have significantly increased our loan portfolio during periods of historically low interest rates.

Interest expense. Our overall cost of funds declined to 2.56% during the first nine months of 2004, compared to 3.13% in 2003. As noted earlier, the decrease in the cost of deposits was driven by the maturing of high interest rate CD accounts that repriced at lower rates or were lost to competitors. However, the improvement in the cost of funds caused by the decrease in the cost of our CD portfolio was somewhat tempered by a shift in mix of interest-bearing liabilities as CDs comprised more of our deposit portfolio during 2004 than during 2003.

The significant decrease in the cost of other borrowings during 2004 is a result of our advances from the FHLB. During 2003, other borrowings consisted of fixed-rate subordinated debentures with an effective cost of 8.51% and capital leases on two of our banking offices with implied costs of 15.7%. The average cost of FHLB advances during the first nine months of 2004 was 2.21%. Our FHLB advances increased significantly in late 2003 and 2004, which diluted the cost of the subordinated debentures and leases.

Provision for loan losses. The provision for loan losses during 2004 was $306,000, compared to $304,000 in 2003. Net charge-offs during the first nine months of 2004 totaled $140,000 compared to $78,000 during 2003.

Noninterest income. Excluding the gain on sales of securities, noninterest income increased $68,000, or 27% during the first nine months of the year compared to 2003. We did not have a borrowing facility in place with the FHLB until June 2003. Accordingly, we were required to sell securities to fund loan growth during 2003. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts in 2004.

Noninterest expense. Total noninterest expense was $672,000, or 26%, higher during the nine months ended September 30, 2004, compared to the same period in 2003. Annualized noninterest expense as a percent of average assets was 2.58% in 2004 compared to 2.51% in 2003 while our efficiency ratio improved to 74% during 2004 compared to 81% during 2003. This is a reflection of the improvement in the interest margin outweighing our ability to leverage overhead costs through asset growth.

Salaries and benefits were higher in 2004, reflecting a higher level of employment at the Bank. Occupancy and equipment expense was higher in 2004 due to rent expense from the addition of an operations center in late 2003 and the branch acquisition of August 2004, which also increased depreciation expense from leasehold improvements. Franchise tax is assessed on the Bank’s capital balance and can be expected to increase each year as the Bank’s capital balance grows. Data processing costs are higher in 2004 due to an increase in the volume of transactions and accounts from the growth in our loan and deposit portfolios. Marketing and advertising is higher in 2004 as we launched a marketing campaign to increase awareness and visibility of the Bank in our market areas. Other expenses are higher primarily due to deposit maintenance costs.

24.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of September 30, 2004, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	Three months 2004	Year ended December 31,
(Dollars in thousands)		2005	2006	2007	2008	Thereafter
Certificates of deposit (1)	$8,124	$28,740	$25,469	$13,419	$1,620	$1,387
FHLB advances	3,369	5,499	4,362	5,434	—	—
Subordinated debentures (2)	—	—	—	—	—	3,325
Capital lease obligations (3)	40	160	168	179	181	1,519
Operating leases	46	178	182	183	183	869
Deposits without maturity	63,723	—	—	—	—	—

(1)	Excludes fair value adjustment for purchased certificates of deposit
(2)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.
(3)	Includes $1,276 of amounts allocable to interest payments over the remaining terms of the leases.

Note 7 to the consolidated financial statements discusses other commitments and contingencies and the various obligations that exist under those agreements.

At September 30, 2004, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which is discussed in Note 7 to the consolidated financial statements filed with our December 31, 2003, Form 10-KSB, nor did we engage in derivatives or hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. However, as discussed under “Interest expense” above, a significant portion of our CD portfolio contains embedded options that may result in additional interest expense.

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

Our principal sources of funds are deposits, loan and security repayments and maturities, sales of securities, borrowings from the FHLB and capital transactions. Alternative sources of funds include repurchase agreements and brokered CDs. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

We have implemented a liquidity contingency funding plan that identifies liquidity thresholds and red-flags that may provide evidence of impending liquidity crises. Additionally, the liquidity contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. We actively monitor liquidity risk and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.

25.

During the first nine months of 2004, cash and cash equivalents increased $6.6 million to $14.8 million at September 30, 2004. Cash and cash equivalents represented 8.1% of total assets at September 30, 2004, and 5.1% of total assets at December 31, 2003. This increase came primarily from the funds received from the acquisition of a branch in August 2004, offset by a shift in assets as cash and equivalents were used to fund loans.

We have become more dependent on FHLB advances and deposits of public agencies that exceed federal deposit insurance limits, which require us to pledge securities or loans as collateral. At September 30, 2004, approximately 87% of our securities portfolio was pledged as collateral for public funds and FHLB borrowings. However, the termination of the OCC Agreement, effective October 1, 2004, will allow us to pledge our residential real estate loan portfolio as collateral instead of securities. Shifting the pledge commitments to our loan portfolio from our marketable securities portfolio will improve our liquidity position as we will be able to sell selective securities to fund loans (which provide higher yields) or meet deposit runoff.

During the first nine months of 2004, approximately 70% of the December 31, 2003, CD portfolio matured, with most of those maturities occurring in the second and third quarters. The majority of the maturing CDs related to a unique product offered in 2001, which also carried the highest average rate of all products in our CD portfolio. A number of these customers did not keep their funds with us when their account matured. As a result of this runoff, we were required to borrow overnight funds to meet loan and general liquidity demands. Before the acquisition of our fourth banking office in August 2004, we had $10.0 million in overnight borrowings. All of these borrowings were repaid in September 2004 once the acquisition was consummated and we received $14.4 million of deposit funds, net of purchase premiums and other cash settlement items of approximately $996,000. We do not foresee such a concentration of funding maturities reoccurring over the next 36 months, based on the current composition of our funding sources. However, as noted earlier, we actively monitor our liquidity risks and ensure contingency funding alternatives should we encounter the significant likelihood of a liquidity crisis.

CAPITAL RESOURCES

Total shareholders’ equity was $16.9 million at September 30, 2004, an increase of $822,000 from December 31, 2003. The increase was primarily from earnings retention of $848,000. Accumulated other comprehensive income (loss) has been variable during 2004 due to a highly volatile interest rate environment. For example, we encountered an unrealized gain of $668,000 on securities available for sale during the third quarter of 2004 compared to a $997,000 loss during the second quarter of 2004. This reversal was due to sharply-rising bond prices during the third quarter of 2004 compared to sharply-falling prices during the second quarter of 2004, which negatively impacted the value of our securities portfolio.

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

26.

Actual and required capital amounts and ratios are presented below at September 30, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$21,317	17.1%	$9,959	8.0%	$12,449	10.0%
Ohio Legacy Bank	20,335	16.3	10,001	8.0	12,501	10.0

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$20,029	16.1%	$4,980	4.0%	$7,470	6.0%
Ohio Legacy Bank	19,047	15.2	5,001	4.0	7,501	6.0

Tier 1 capital to average assets
Ohio Legacy Corp	$20,029	11.2%	$7,159	4.0%	$8,948	5.0%
Ohio Legacy Bank	19,047	10.6	7,158	4.0	8,948	5.0

Under the OCC Agreement (discussed in Note 8 to the consolidated financial statements), the Bank must maintain a Tier 1 capital level of at least 11.0% of risk-weighted assets and 8.0% of adjusted total assets. The Bank exceeded the amounts required under the OCC Agreement at September 30, 2004. However, the OCC Agreement was terminated on October 1, 2004, and the Bank will no longer be subject to these higher minimum capital requirements.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

Item 3. Controls and Procedures

As of September 30, 2004, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

27.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no matters required to be reported under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters required to be reported under this item.

Item 3. Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders.

There	are no matters required to be reported under this item.

Item 5. Other Information.

There are no matters required to be reported under this item.

28.

Item 6. Exhibits.

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

29.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: November 15, 2004	By:	/s/ L. Dwight Douce
L. Dwight Douce
President, Chief Executive Officer and Director

Date: November 15, 2004	By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer and Treasurer

30.