Form 10KSB
period 2004-12-31
OHIO LEGACY CORP
filed 2005-03-22
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for the year ended December 31, 2004, were $9,910,870.

At March 15, 2005, the registrant had 2,121,320 Common Shares issued and outstanding and the aggregate market value of the voting shares held by nonaffiliates of the registrant, based on a closing price of $13.00 per share, was approximately $19,495,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of 2004 Annual Report to Shareholders

Part III of Form 10-KSB - Portions of Proxy Statement for the 2005 Annual Meeting of Shareholders

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

During the first quarter of 2002, Ohio Legacy created Ohio Legacy Trust I (Trust) for the sole purpose of issuing 8.25% trust preferred securities. The issuance of the trust preferred securities generated $3,325,000, of which $3,100,000 was infused by Ohio Legacy into the Bank as a capital contribution. Prior to December 31, 2003, the Trust was consolidated with the Company but is now reported separately as a result of the Company’s adoption of a newly issued accounting interpretation. Additional information on the accounting treatment for the Trust is detailed in Note 8 of the Ohio Legacy Corp Annual Report to Shareholders for the year ended December 31, 2004 (Annual Report), which is filed as Exhibit 13 to this Form 10-KSB.

Products and Services

The Company, through the Bank’s four offices, provides retail and commercial banking services to its customers, who are located primarily in Holmes, Stark and Wayne Counties in north east-central Ohio. These products include checking and savings accounts, time deposits, safe deposit box facilities and courier services, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers.

In recent years, northeast Ohio has experienced a greater reduction in workforce employment than the state of Ohio and the United States, in general. However, the three counties in which the Company currently operates have encountered less of a reduction than the region and the state, overall. Between the first quarter of 2000 and the first quarter of 2003, total employment in the state of Ohio fell by 4.1%. However, Stark county total employment fell by 3.8% and Wayne and Holmes counties were nearly unchanged during the same period. Wayne and Holmes counties are significantly dependent on agriculture and Stark county is reliant on manufacturing and retail trade. Manufacturing employed 17.0% of the workforce in northeast Ohio, compared to 11.6% for the entire U.S. in 2003. While several corporations in the Company’s market areas have announced significant workforce reductions or relocations (e.g., Newell Rubbermaid, Inc., The Timken Company and The Hoover Company), the region’s employment environment has stabilized in 2004 and a number of smaller companies have expanded operations.

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

Commercial and Construction Lending Products

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the cash flow of the related businesses. These loans typically are secured by business assets such as equipment, inventory or the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit to evaluate if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Commercial loans comprised 8% of the loan portfolio at December 31, 2004.

Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings; and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan. Commercial real estate and multifamily real estate loans comprised 34.8% of the loan portfolio at December 31, 2004.

Construction loans are secured by residential and business real estate. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 10% of the loan portfolio at December 31, 2004.

At December 31, 2004, approximately 64%, 16% and 20% of the Bank’s commercial and construction loan balances were originated in Stark, Holmes and Wayne counties, respectively.

Retail Lending Products

Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower’s residence. These loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

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

At December 31, 2004, approximately 27%, 36% and 37% of the Bank’s retail lending balances were originated in Stark, Holmes and Wayne counties, respectively. Residential real estate, consumer and home equity loans comprised 47.2% of the total loan portfolio at December 31, 2004.

Deposit Products

The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Wayne, Stark and Holmes Counties in Ohio and conducive to the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At December 31, 2004, approximately 32%, 12% and 56% of the Bank’s deposit balances originated in Stark, Holmes and Wayne counties, respectively.

Employees

At December 31, 2004, the Bank employed 52 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.

Competition

The Bank operates in a highly competitive industry. In its primary market areas of Stark, Wayne and Holmes Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on various securities which comprise the Bank’s investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to the depositor. The dominant pricing mechanisms on loans are the Prime interest rate as published in the Wall Street Journal and US Treasury Note rates with three- or five-year maturities. The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by management. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.

Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the Office of the Comptroller of the Currency (OCC) and Ohio Legacy is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Earnings of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Federal Reserve Board, United States federal government fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with the securities business, capital adequacy requirements and liquidity restraints.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, contains requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the Securities and Exchange Commission (SEC) do not contain any untrue statement of a material fact.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies. However, financial holding company affiliates are regulated by functional regulators such as the FDIC, the SEC and state insurance regulators, depending on the nature of the business of the financial holding company’s affiliates.

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

Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank had risk-based capital ratios above minimum requirements at December 31, 2004.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under the CRA, each institution is required to adopt a statement for each of its marketing areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are examined periodically for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

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

Future Regulatory Uncertainty

Federal regulation of bank holding companies and financial institutions changes regularly and is the subject of constant legislative debate. For example, further regulations may arise from the events of September 11, 2001, such as the USA PATRIOT Act of 2001, which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. In addition, further regulations may be issued by the SEC pursuant to the Sarbanes-Oxley Act of 2002 that could impact the Company’s profitability. As a result of the continuous changes in legislation related to the financial services industry, the Company cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Company’s operations and profitability.

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

	Year ended December 31,
	2004			2003
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Yield/ Rate	Average outstanding balance	Interest earned/ paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$6,800	$101	1.48%	$6,869	$76	1.10%
Securities available for sale	35,897	1,322	3.68	35,924	1,356	3.78
Securities held to maturity (1)	163	6	5.45	—	—	—
Federal Reserve Bank stock	1,240	62	4.96	623	35	5.58
Loans (2)	125,058	7,982	6.37	91,161	6,330	6.94

Total interest-earning assets	169,158	9,473	5.58	134,577	7,797	5.79

Noninterest-earning assets	6,600			7,369

Total assets	$175,758			$141,946

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,086	92	0.83	$7,781	84	1.08
Savings accounts	34,543	357	1.03	38,666	563	1.46
Money market accounts	4,721	69	1.46	2,808	23	0.82
Certificates of deposit	75,565	2,309	3.06	63,859	2,480	3.88

Total interest-bearing deposits	125,915	2,827	2.24	113,114	3,150	2.78
Other borrowings	23,823	873	3.66	6,125	477	7.80

Total interest-bearing liabilities	149,738	3,700	2.47	119,239	3,627	3.04

Noninterest-bearing demand deposits	8,783			5,749
Noninterest-bearing liabilities	896			951

Total liabilities	159,417			125,939
Shareholders’ equity	16,341			16,007

Total liabilities and shareholders’ equity	$175,758			$141,946

Net interest income; interest-rate spread (3)		$5,773	3.11%		$4,170	2.75%

Net earning assets	$19,420			$15,338

Net interest margin (4)			3.41%			3.10%
Average interest-earning assets to interest-bearing liabilities	1.13x			1.13x

(1)	Yield calculated on a taxable-equivalent basis.
(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	$(1)	$26	$25	$(3)	$(32)	$(35)
Securities available for sale	(1)	(33)	(34)	306	(361)	(55)
Securities held to maturity	6	—	6	—	—	—
Federal agency stock	31	(4)	27	20	(1)	19
Loans	2,197	(545)	1,652	1,546	(251)	1,295

Total assets	$2,232	$(556)	$1,676	$1,869	$(645)	$1,224

Change in interest expense attributable to:
Interest-bearing demand deposits	$30	(22)	$8	$33	(58)	$(25)
Savings accounts	(55)	(151)	(206)	124	(512)	(388)
Money market accounts	21	25	46	(14)	(22)	(36)
Certificates of deposit	410	(581)	(171)	422	(299)	123
Other borrowings	769	(373)	396	211	(86)	125

Total interest-bearing liabilities	$1,175	$(1,102)	$73	$776	$(977)	$(201)

Change in net interest income			$1,603			$1,425

Industry Guide 3 - Item II. Investment Portfolio

A.	This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 2 to the Consolidated Financial Statements on page 11 and is incorporated in this document by reference.

B.	This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 2 to the Consolidated Financial Statements on page 11 and is incorporated in this document by reference. Equity securities consist of Federal Home Loan Bank and Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.

C.	Excluding holdings of U.S. Government-sponsored enterprises, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2004.

Industry Guide 3 - Item III. Loan Portfolio

A.	Types of Loans

This information is contained in the Annual Report, which is filed as Exhibit 13 under Note 3 to the Consolidated Financial Statements on page 13 and is incorporated in this document by reference.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2004:

	Maturing
(Dollars in thousands)	One year or less	After one through five years	After five years	Total
Fixed rate:
Commercial	$1,352	$1,473	$289	$3,114
Commercial real estate	472	45	—	517
Real estate construction	122	1,666	—	1,788

Total fixed rate	$1,946	$3,184	$289	$5,419

Variable rate:
Commercial	$3,070	$4,225	$301	$7,596
Commercial real estate	921	34,927	—	35,848
Multifamily residential real estate	183	9,965	—	10,148
Real estate construction	2,621	8,880	26	11,527

Total variable rate	$6,795	$57,997	$327	$65,119

C.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans - This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 3 to the Consolidated Financial Statements on page 13 and is incorporated in this document by reference.

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

Loans individually considered impaired are carried at (a) the present value of expected cash flows, discounted at the loan’s effective interest rate, or (b) at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2.	Potential Problem Loans - At December 31, 2004, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 - Item III.C.1.

3.	Foreign Outstandings - There were no foreign loans outstanding during any period presented.

4.	Loan Concentrations - At December 31, 2004, approximately $17,064,000 of loans were made to individuals or companies involved in the rental of residential real estate. This concentration accounts for 12.8% of total loans at that date. Loans to individuals or companies involved in the leasing of commercial real estate total $15,220,000, or 11.4% of total loans at December 31, 2004.

D.	Other Interest-bearing Assets - At December 31, 2004, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Item III.C.1. or 2 if such assets were loans.

Industry Guide 3 - Item IV. Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the year ended December 31 was as follows:

	2004	2003
Balance, January 1	$1,121,913	$837,210
Provision for loan losses	306,000	418,250
Loans charged-off:
Residential real estate	(21,751)	(70,997)
Commercial	(78,461)	(20,401)
Consumer and home equity	(69,161)	(45,714)

Total loans charged-off	(169,373)	(137,112)
Recoveries, consumer and home equity	5,115	3,565

Balance, December 31	$1,263,655	$1,121,913

Balance as a percentage of total loans	0.95%	1.02%

The allowance for loan losses balance and provision charged to operating expense are determined by management based on periodic reviews of the loan portfolio, economic conditions and various other circumstances that are subject to change over time. In making this judgment, management reviews selected large loans as well as loans individually considered impaired, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

B.	Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

	2004		2003
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Commercial	$163,000	8.0%	$253,347	11.5%
Commercial real estate	528,655	27.2	366,868	22.2
Multifamily residential real estate	174,000	7.6	121,808	7.4
Residential real estate	198,000	38.0	131,783	38.7
Construction	33,000	10.0	176,867	10.7
Consumer and home equity	167,000	9.2	71,240	9.5

Total	$1,263,655	100.0%	$1,121,913	100.0%

Industry Guide 3 - Item V. Deposits

A.	Average Amount and Average Rate Paid On Deposits. This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 6 to the Consolidated Financial Statements on page 17 and is incorporated in this document by reference.

B.	Other categories – not applicable.

C.	Foreign deposits – not applicable.

D.	The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2004:

Three months or less	$3,903,823
Over three through six months	3,681,165
Over six through twelve months	6,182,533
Over twelve months	20,936,978

Total	$34,704,499

E.	Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI. Return on Equity and Assets

This information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Comparative Summary of Selected Financial Data” on page 27 and is incorporated in this document by reference.

Industry	Guide 3 - Item VII. Short-Term Borrowings

During the years ended December 31, 2004 and 2003, the Company had no short-term borrowings outstanding whose average balance outstanding was greater than 30% of shareholder’s equity at the end of each respective year.

Item 2. Description of Property.

The Bank currently leases and operates four banking offices, including its main office, and an operations center:

1.	Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)

2.	Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (operating lease)

3.	Millersburg Branch Office, 225 North Clay Street, Millersburg, Ohio, 44654 (capital lease)

4.	Wooster Operations Center, 111 South Buckeye Street, Wooster, Ohio, 44691 (operating lease)

5.	Wooster Milltown Branch Office, 3562 Commerce Parkway, Wooster, Ohio 44681 (operating lease)

The Company leases the branch office in Millersburg from two of the directors and shareholders of the Company. The term of the lease is fifteen years, which commenced upon occupancy of the property in March 2002. Rent is $87,000 annually for the first five years with increases to $96,000 for years six through ten and to $105,000 for years eleven through fifteen.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders in the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is publicly traded on the NASDAQ SmallCap Market under the ticker symbol OLCB. At March 15, 2005, there were 2,121,320 Common Shares of the Company issued and outstanding and there were 269 holders of record. The following table summarizes the highest and lowest closing price of the Company’s stock during 2004 and 2003:

	2004		2003
	HIGH	LOW	HIGH	LOW
First Quarter	$13.25	$10.78	$9.18	$8.40
Second Quarter	12.51	10.54	10.15	8.50
Third Quarter	11.50	10.00	10.15	9.28
Fourth Quarter	15.00	11.50	11.99	10.05

No cash dividends were paid during 2004 or 2003. The information regarding the restrictions on the Company’s ability to pay dividends is contained in the Annual Report, which is filed as Exhibit 13, under Note 12 to the consolidated financial statements and is incorporated in this document by reference.

There are no matters to report under (b) and (c) of this Item 5.

Item 6. Management’s Discussion and Analysis.

The information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 28 through 38 and is incorporated in this document by reference.

Item 7. Financial Statements.

The Consolidated Financial Statements and the report of Crowe Chizek and Company LLC dated March 1, 2005, appearing in the Annual Report, which is filed as Exhibit 13, on pages 2 through 6 are incorporated in this document by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

Item 8A. Controls and Procedures.

The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2004, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There are no matters to be reported under this item.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information contained in the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Ohio Legacy Corp (Proxy Statement) under the captions “Proposal 1 Election of Directors” on pages 2 through 4, “Executive Officers” on page 4, “Compliance with Section 16(a) of the Exchange Act” on page 10, and “Report of the Audit and Compliance Committee” on pages 16 and 17 is incorporated in this document by reference.

The Company’s Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers of the Company. The code of ethics is available on the Company’s website, http://www.ohiolegacycorp.com, and is incorporated by reference to Exhibit 14 to this Form 10-KSB.

Item 10. Executive Compensation.

The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” on pages 5 through 6 and “Report of the Compensation Committee” on pages 7 and 8 is incorporated in this document by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 8 and 9 and is incorporated in this document by reference.

Equity Compensation Plan Table

The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company and the number of securities remaining available for future issuance as of the end of the 2004 fiscal year.

	Number of securities to be issued upon exercise of outstanding options and warrants (a)		Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	338,000	(1)	$10.12	212,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)	Includes 150,000 warrants granted to directors and officers of the Company.

Item 12. Certain Relationships and Related Transactions.

The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” on page 10 is incorporated in this document by reference.

Item 13. Exhibits

Exhibit Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.3	(3)	Form of Public Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3	(3)	Employment Agreement with Mr. Douce

10.4	(3)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(5)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9	(2)	Change of Control Severance Agreement with Mr. Nadeau

10.10		Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to page 9 of the 2004 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-KSB)

13		2004 Annual Report to Shareholders

14		Code of Ethics

20		Proxy Statement for the 2005 Annual Meeting of Shareholders

21		Subsidiary of Ohio Legacy Corp

23		Consent of Crowe Chizek and Company LLC

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	-	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3)	-	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(4)	-	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(5)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

Item 14. Principal Accountant Fees and Services.

The information contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” on pages 10 through 12 and is incorporated in this document by reference.

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

By:	/s/ L. Dwight Douce
L. Dwight Douce
President, Chief Executive Officer and Director
Date:	March 22, 2005

By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer and Treasurer
Date: March 22, 2005

By:	/s/ D. William Allen	By:	/s/ William T. Baker
	D. William Allen, Director		William T. Baker, Director
Date:	March 22, 2005	Date:	March 22, 2005

By:	/s/ Robert F. Belden	By:	/s/ J. Edward Diamond
	Robert F. Belden, Director		J. Edward Diamond, Director
Date:	March 22, 2005	Date:	March 22, 2005

By:	/s/ Scott J.Fitzpatrick	By:	/s/ Randy G. Jones
	Scott J. Fitzpatrick, Director		Randy G. Jones, Director
Date:	March 22, 2005	Date:	March 22, 2005

By:	/s/ Gregory A. Long	By:	/s/ Benjamin M. Mast
	Gregory A. Long, Director		Benjamin M. Mast, Director
Date:	March 22, 2005	Date:	March 22, 2005

By:	/s/Daniel H. Plumly	By:	/s/ Steven G. Pettit
	Daniel H. Plumly, Director		Steven G. Pettit, Senior Loan Officer,
	and Secretary		President of Stark County Region and Director
Date:	March 22, 2005	Date:	March 22, 2005

By:	/s/ Michael D. Meenan	By:	/s/ Thomas W. Schervish
	Michael D. Meenan, Director		Thomas W. Schervish, Director
Date:	March 22, 2005	Date:	March 22, 2005