Form 10KSB/A
period 2004-12-31
OHIO LEGACY CORP
filed 2005-04-05
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference to this Form 10-KSB/A. Portions of the 2004 Annual Report to

Shareholders and portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders were incorporated by reference in Part II and Part III, respectively, of the Form 10-KSB filed on March 22, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, solely to provide electronic copy of the Company’s 2004 Annual Report to Shareholders in a format acceptable to the Securities and Exchange Commission. The 2004 Annual Report to Shareholders, which was attached as Exhibit 13 to the Form 10-KSB filed on March 22, 2005, was improperly converted to electronic format by the Company’s EDGAR filing agent.

No changes have been made to the contents or disclosures of the 2004 Annual Report to Shareholders previously filed. This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB and does not modify or update the disclosures in the original Annual Report on Form 10-KSB in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

By:	/s/ L. DWIGHT DOUCE
L. Dwight Douce
President, Chief Executive Officer and Director

Dated April 5, 2005

By:	/s/ ERIC S. NADEAU
Eric S. Nadeau
Chief Financial Officer and Treasurer

Dated April 5, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document

13	2004 Annual Report to Shareholders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002