Form 10QSB
period 2005-03-31
OHIO LEGACY CORP
filed 2005-05-16
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-31673

OHIO LEGACY CORP

(Exact name of small business issuer as specified in its charter)

OHIO

(State or other jurisdiction of incorporation or organization)

34-1903890

(I.R.S. Employer Identification No.)

305 West Liberty Street, Wooster, OH, 44691

(Address of principal executive offices)

(330) 263-1955

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of May 16, 2005, the latest practicable date, there were 2,135,040 shares of the issuer’s Common Stock, without par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

1.

OHIO LEGACY CORP
FORM 10-QSB
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2005
FIRST QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005, and December 31, 2004

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$3,601,553	$4,571,131
Federal funds sold and interest-bearing deposits in financial institutions	7,985,058	12,418,192

Cash and cash equivalents	11,586,611	16,989,323
Certificate of deposit in financial institution	100,000	—
Securities available for sale	40,521,053	39,357,929
Securities held to maturity (fair value of $629,591 and $640,429 at March 31, 2005, and December 31, 2004)	646,484	647,981
Loans, net of allowance of $1,344,001 and $1,263,655 at March 31, 2005 and December 31, 2004	141,460,600	132,084,072
Federal bank stock	1,384,850	1,375,650
Premises and equipment, net	2,261,819	2,269,068
Intangible asset	611,841	669,174
Accrued interest receivable and other assets	1,902,334	1,658,860

Total assets	$200,475,592	$195,052,057

LIABILITIES
Deposits:
Noninterest-bearing demand	$11,884,563	$11,914,867
Interest-bearing demand	11,264,788	13,262,252
Savings	49,476,690	43,847,951
Certificates of deposit, net	90,774,756	88,617,541

Total deposits	163,400,797	157,642,611
Federal Home Loan Bank advances	14,923,671	15,295,144
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	966,529	968,712
Accrued interest payable and other liabilities	672,978	580,216

Total liabilities	183,288,975	177,811,683

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,135,020 and 2,121,220 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	17,870,655	17,734,155
Accumulated deficit	(167,585)	(282,585)
Accumulated other comprehensive loss	(516,453)	(211,196)

Total shareholders’ equity	17,186,617	17,240,374

Total liabilities and shareholders’ equity	$200,475,592	$195,052,057

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Interest income:
Loans, including fees	$2,118,411	$1,805,449
Securities	393,702	356,366
Interest-bearing deposits, federal funds sold and other	80,467	25,933

Total interest income	2,592,580	2,187,748

Interest expense:
Deposits	846,178	739,035
Federal Home Loan Bank advances	90,886	88,934
Subordinated debentures	70,722	70,722
Capital leases	37,852	38,164

Total interest expense	1,045,638	936,855

Net interest income	1,546,942	1,250,893
Provision for loan losses	92,046	85,000

Net interest income after provision for loan losses	1,454,896	1,165,893

Noninterest income:
Service charges and other fees	126,237	87,932
Gain on sales of securities available for sale, net	—	13,147
Gain on sale of loans	9,782	—
Other income	5,477	2,286

Total noninterest income	141,496	103,365

Noninterest expense:
Salaries and benefits	603,473	464,702
Occupancy and equipment	200,923	150,283
Professional fees	137,553	87,967
Franchise tax	71,300	63,050
Data processing	162,275	100,925
Marketing and advertising	38,614	43,897
Stationery and supplies	31,698	17,418
Intangible asset amortization	57,333	—
Other expenses	119,730	119,016

Total noninterest expense	1,422,899	1,047,258

Net earnings before income taxes	173,493	222,000
Income tax expense	58,493	—

Net earnings	$115,000	$222,000
Other comprehensive income (loss), net of tax	(305,257)	276,792

Comprehensive income (loss)	$(190,257)	$498,792

Basic earnings per share	$0.05	$0.10
Diluted earnings per share	$0.05	$0.10

Basic weighted average shares outstanding	2,122,833	2,118,750
Diluted weighted average shares outstanding	2,244,558	2,180,894

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Balance, beginning of period	$17,240,374	$16,044,467

Net earnings	115,000	222,000

Other comprehensive income:
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	(13,147)
Net unrealized gain (loss) on available for sale securities arising during the period, net of tax	(305,257)	289,939

Other comprehensive income (loss), net of tax	(305,257)	276,792

Proceeds from exercises of stock warrants and options	136,500	10,200

Balance, end of period	$17,186,617	$16,553,459

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$115,000	$222,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization, net	137,810	64,378
Securities amortization and accretion	35,966	37,024
Federal Home Loan Bank (FHLB) stock dividends	(9,200)	(5,200)
Provision for loan losses	92,046	85,000
Loss from Ohio Legacy Trust 1	2,019	—
Gain on sale of loans	(9,782)	—
Gain on sales of securities available for sale	—	(13,147)
Accretion of fair value purchase accounting adjustments	(40,473)	—
Net change in:
Accrued interest receivable and other assets	(134,530)	(111,212)
Accrued interest payable and other liabilities	92,762	(24,865)
Deferred loan fees	28,621	3,921

Net cash provided by operating activities	310,239	257,899

Cash flows from investing activities:
Purchases of securities available for sale	(3,459,730)	(3,040,773)
Purchase of certificate of deposit	(100,000)	—
Maturities, calls and paydowns of securities available for sale	1,845,917	1,541,386
Proceeds from sale of securities available for sale	—	2,966,602
Proceeds from sale of loans	257,418	—
Purchase of federal bank stock	—	(99,950)
Net change in loans	(9,744,831)	(5,070,855)
Participation loans purchased	—	(2,500,000)
Purchases of premises and equipment	(73,228)	(16,193)

Net cash used by investing activities	(11,274,454)	(6,219,783)

Cash flows from financing activities:
Net change in deposits	5,798,659	4,672,374
Repayment of capital lease obligations	(2,183)	(1,870)
Proceeds from exercise of stock warrants and options	136,500	10,200
Proceeds from FHLB advances	—	5,000,000
Repayments of FHLB advances	(371,473)	(362,810)

Net cash provided by financing activities	5,561,503	9,317,894

Net change in cash and cash equivalents	(5,402,712)	3,356,010
Cash and cash equivalents at beginning of period	16,989,323	8,184,819

Cash and cash equivalents at end of period	$11,586,611	$11,540,829

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,081,708	$872,368
Federal income taxes	—	—

See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with generally accepted accounting principles in the United States of America (GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2004 Annual Report that was filed as Exhibit 13 to the December 31, 2004, Form 10-KSB/A. The Company has consistently followed those policies in preparing this Form 10-QSB.

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

Stock-based compensation: Compensation expense under all stock options and the stock warrants granted to the Company’s Board of Directors is reported using the intrinsic value method. Accordingly, no stock-based compensation expense is reflected in net earnings in the accompanying consolidated statements of operations as all options and warrants granted had an exercise price equal to the market price of the underlying common stock at the date of grant.

(Continued)

7.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net earnings and earnings per share if expense were measured using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
	2005	2004
Net earnings as reported	$115,000	$222,000
Deduct stock-based compensation expense determined under fair value based method	(47,000)	(130,000)

Pro forma net earnings	$68,000	$92,000

Basic and diluted earnings per share as reported	$0.05	$0.10
Pro forma basic and diluted earnings per share	$0.03	$0.04

The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. No options were granted during the first quarter of 2005. The following table details the fair value and assumptions used to value stock options granted during the quarter ended March 31, 2004, as of the grant date:

2004 Stock
Options
Fair value, calculated	$6.25
Exercise price	12.00
Risk-free interest rate, 10-year Treasury	4.05%
Expected stock price volatility	32.99
Expected dividend rate	None
Expected life	10 years

(Continued)

8.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
BASIC:
Net earnings	$115,000	$222,000

Weighted average common shares outstanding	2,122,833	2,118,750

Basic earnings per share	$0.05	$0.10

DILUTED:
Net earnings	$115,000	$222,000

Weighted average common shares outstanding	2,122,833	2,118,750
Dilutive effect of stock options and warrants	121,725	62,144

Total common shares and dilutive potential common shares	2,244,558	2,180,894

Diluted earnings per share	$0.05	$0.10

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three Months Ended March 31,
	2005	2004
Stock options	—	58,500

Total	—	58,500

NOTE 3 – LOANS AND LOAN COMMITMENTS

Loans, by collateral type, were as follows at March 31, 2005, and December 31, 2004:

	March 31, 2005		December 31, 2004
	Balance	Percent	Balance	Percent
Residential real estate	$53,592,866	37.5%	$50,728,231	38.0%
Multifamily residential real estate	9,902,695	6.9	10,147,946	7.6
Commercial real estate	44,846,900	31.4	36,364,724	27.2
Construction	10,505,556	7.3	13,315,449	10.0
Commercial	11,567,150	8.1	10,709,713	8.0
Consumer	12,586,395	8.8	12,250,004	9.2

Total loans	143,001,562	100.0%	133,516,067	100.0%

Less: Allowance for loan losses	(1,344,001)		(1,263,655)
Net deferred loan fees	(196,961)		(168,340)

Loans, net	$141,460,600		$132,084,072

(continued)

9.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND LOAN COMMITMENTS (Continued)

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	2005	2004
Balance, beginning of period	$1,263,655	$1,121,913
Provision for loan losses	92,046	85,000
Loans charged-off	(12,221)	(19,800)
Recoveries	521	1,636

Balance, end of period	$1,344,001	$1,188,749

Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2005, and December 31, 2004, and during the three months ended March 31, 2005 and 2004:

	March 31,	December 31,
	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	1,161,563	1,059,560

Impaired loans	$1,103,000	$974,000
Amount of the allowance for loan losses allocated	148,000	120,000

	Three months ended March 31,
	2005	2004
Interest income foregone on nonaccrual loans	$21,136	$736

Average of impaired loans during the period	$1,066,000	$75,000
Interest income recognized during impairment	—	—
Cash-basis interest income recognized during impairment	—	—

The contractual amount of loan commitments and unused lines of credit with off-balance sheet risk was as follows at March 31, 2005, and December 31, 2004:

	March 31,	December 31,
	2005	2004
Commitments to make loans:
Variable-rate	$1,832,019	$5,471,000
Fixed-rate	280,500	—

Unused lines of credit, variable-rate	$17,224,680	$17,015,000

Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitment had an interest rate of 6.25% at March 31, 2005.

10.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition as of March 31, 2005, and December 31, 2004, and results of operations and for the three months ended March 31, 2005 and 2004. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (Bank).

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as: “may,” “might,” “could,” “would,” “should,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project” or “continue” or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

11.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

The following key factors summarize changes in our financial condition during the three months ended March 31, 2005:

•	Total assets broke the $200 million mark, growing $5.4 million, or 3%;

•	deposit growth totaled $5.8 million; and,

•	net growth in the loan portfolio was a seasonally-strong $9.4 million, or 7%.

The following key factors summarize our results of operations during the three months ended March 31, 2005:

•	The Company recognized federal income tax expense in 2005 due to the removal of a valuation allowance on its deferred tax assets at December 31, 2004;

•	increases in the cost of funds outpaced improvement in the yield on interest-earning assets;

•	the Company incurred management succession costs of $41,000;

•	a gain recorded on the sale of the Company’s credit card portfolio totaled $10,000; and,

•	the Company added a commercial lender and operations staff, resulting in an increase in personnel expenses.

SIGNIFICANT ACCOUNTING POLICIES

Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. We estimate the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, local and general economic conditions and other factors. We consider various factors when determining the level of the provision for loan losses, including loan delinquencies. Loan quality is monitored on a monthly basis by management and on a quarterly basis by an independent third party.

Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the loan balance cannot be collected.

FINANCIAL CONDITION – MARCH 31, 2005, COMPARED TO DECEMBER 31, 2004

Assets. At March 31, 2005, assets totaled $200.5 million, an increase of $5.4 million or 3%, from December 31, 2004. This increase was funded primarily by a growth in deposits of $5.8 million, offset somewhat by repayments of Federal Home Loan Bank (FHLB) advances.

Securities. Total securities increased $1.2 million, or 3%, as we invested excess liquidity in short-duration mortgage-backed securities (MBS), which should provide future liquidity through principal repayments to fund growth in the loan portfolio. Approximately 46% of the securities portfolio is variable rate and MBS comprise 78% of the portfolio. At March 31, 2005, we believe the effective duration of our securities portfolio is 2.44 years. By purchasing adjustable-rate MBS, we have sought to limit price degradation and reduce extension risk in a rising-rate environment. We believe a 300 basis-point increase in the Treasury note yield curve would extend effective duration of the securities portfolio to 3.52 years.

Loans. At March 31, 2005, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $141.5 million, an increase of $9.4 million from December 31, 2004. Approximately 88% of the loans originated during the quarter were underwritten as commercial credits. Loans secured by commercial real estate increased $8.5 million during the quarter, an increase of 23%. A decrease of $2.8 million in the construction loan portfolio was offset by a $2.8 million increase in loans secured by one-to-four family residential real estate.

(Continued)

12.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

The weighted average rate on loans originated during the first quarter of 2005 was 6.64%. At March 31, 2005, approximately 19% of our loan portfolio reprices based on changes in the Prime rate and 42% is based on the three-year constant maturity Treasury rate. Approximately 28% of the loan portfolio is fixed rate.

After attempting to increase the size and improve the profitability of our credit card portfolio during 2004, we decided to sell the loans to another financial institution during the first quarter of 2005. Proceeds from the sale of the credit card portfolio were $257,000 and the recognized gain was $10,000.

Allowance for loan losses and asset quality. Nonperforming loans totaled $1.2 million at March 31, 2005, and $1.1 million at December 31, 2004. Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. Most of the nonperforming loan balance was associated with two loans to one borrower, each secured by multifamily residential real estate. These loans totaled $723,000 at March 31, 2005. The properties securing these loans were sold by the borrower and the notes were refinanced to the purchasers of the properties in April 2005 with no loss of principal.

The allowance for loan losses totaled $1.3 million at March 31, 2005. Our methodology for determining the allowance for loan losses is described above under “Significant Accounting Polices.” We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses are imminent.

Accrued interest receivable and other assets. Accrued interest receivable was slightly higher at March 31, 2005, than December 31, 2004, due to higher interest-earning asset balances in the current year. Approximately $108,000 of the increase in other assets is attributable to prepaid state franchise taxes, which are paid in the first half of the year and amortized to a zero balance at the end of the year. The rest of the increase is attributable to changes in net deferred tax asset. Increases in federal bank stock were the result of stock dividends from the FHLB.

Deposits. Total deposits increased $5.8 million, or 3.7% during the first quarter of 2005 as core deposit balances increased $3.6 million. However, demand deposit accounts decreased $2.1 million while savings and money market accounts increased $5.6 million, evidencing the strong response to the competitive pricing of our money market product. As a percentage of total deposits, core deposits comprised 44% at each balance sheet date.

Approximately 26% of the certificate of deposit (CD) portfolio will mature during the second half of 2005. Additionally, 37% of the March 31, 2005, CD portfolio is comprised of a product that allows the customer to change the rate paid on the CD one time during the term of the certificate. Through March 31, 2005, only 15% of customers in this product have exercised that option. An additional 7% of the CD portfolio is comprised of a product that adjusts monthly based on the one-year constant maturity Treasury rate. This optionality in the CD portfolio and the volume of CD’s maturing in 2005 may result in higher rates being paid on these accounts if short-term interest rates continue to increase and customers exercise their adjustment option.

Federal Home Loan Bank advances. A $2.5 million FHLB advance will mature in June 2005. This advance has a fixed rate of 2.02%.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2005

Net earnings totaled $115,000 for the three months ended March 31, 2005, or $0.05 per diluted share, compared to $222,000, or $0.10 per diluted share during the first quarter of 2004. As noted above, we did not recognize federal income tax expense in 2004 due to a valuation allowance on our deferred tax assets. The remaining valuation allowance was removed at December 31, 2004, resulting in the recognition of federal income tax expense in 2005. Earnings before federal income taxes totaled $173,000 during the first quarter of 2005 compared to $222,000 in 2004.

Net interest income. During the three months ended March 31, 2005, net interest income grew to $1.5 million, compared to $1.2 million in the first quarter of 2004 due to a higher level of interest-earning assets and improvement in interest rate spread. Net interest income was negatively impacted by a $46,000 charge to interest income related to nonaccrual loans during the first quarter of 2005. Net interest margin increased

(Continued)

13.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

to 3.31% in the first quarter of 2005 compared to 3.23% in 2004. Interest rate spread was 3.02% compared to 2.93% in the year-ago period. Excluding the impact of the interest income charge-off, margin and spread in 2005 were 3.41% and 3.12%, respectively.

The following table sets forth information relating to our average balance sheets and reflects the average yield on interest-earning assets, on a taxable-equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Three months ended March 31,
	2005				2004
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$11,571		$63	2.21%	$5,338		$13	0.95%
Securities available for sale	41,447		388	3.74	37,415		356	3.81
Securities held to maturity (1)	647		9	5.38	—		—	—
Federal agency stock	1,376		17	5.06	1,062		13	5.00
Loans (2)	135,003		2,119	6.36	111,273		1,806	6.51

Total interest-earning assets	190,044		2,596	5.53	155,088		2,188	5.66

Noninterest-earning assets	8,443				6,308

Total assets	198,487				161,396

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,526		22	.78%	$9,194		18	0.79%
Savings accounts	26,910		72	1.08	35,467		91	1.03
Money market accounts	21,529		132	2.49	3,059		6	0.81
Certificates of deposit	89,512		620	2.81	69,938		624	3.58

Total interest-bearing deposits	149,477		846	2.30	117,658		739	2.52
Other borrowings	19,349		200	4.12	19,903		198	3.98

Total interest-bearing liabilities	168,826		1,046	2.51	137,561		937	2.73

Noninterest-bearing demand deposits	11,860				6,903
Noninterest-bearing liabilities	563				750

Total liabilities	181,249				145,214
Shareholders’ equity	17,238				16,182

Total liabilities and shareholders’ equity	$198,487				$161,396

Net interest income; interest-rate spread (3)			$1,550	3.02%			$1,251	2.93%

Net earning assets	$21,218				$17,527

Net interest margin (4)				3.31%				3.23%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.13	x

(1)	Presented on a taxable-equivalent basis

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are reported in noninterest-earning assets in this table

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Interest income. The yield on assets fell to 5.53% during 2005 compared to 5.66% in 2004. Excluding the impact of the interest reversal mentioned above, the yield on performing assets was 5.63%, an increase of 10 basis points from the fourth quarter of 2004.

The yield on interest-bearing deposits in banks has increased in tandem with the target federal funds rate, which has been raised several times since mid-2004. The yield on the securities portfolio is lower in 2005 compared to 2004 as a result of early prepayments on MBS during 2004 when reinvestment rates were below the average rate of securities in the portfolio.

(Continued)

14.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

We experienced significant prepayments and early retirements of loans during the second half of 2004, especially during the fourth quarter. The retirement of these higher yielding loans resulted in a reduction of the yield earned on the portfolio in the first quarter of 2005. However, the loans added to the portfolio during the first quarter of 2005 carried a higher rate than existing loans in our portfolio.

Interest expense. The cost of funds increased 21 basis points during the first quarter of 2005 compared to the fourth quarter of 2004, primarily due to a higher volume of and an increasing rate paid on money market accounts. The Company increased the rate paid on money markets in response to competition. The cost of money markets was 2.49% during the first quarter of 2005, although the average rate paid in March 2005 was 2.60%, an increase of 42 basis points from December 2004. A year ago, the average rate paid on money market accounts was 0.81%.

The cost of certificates of deposit decreased in the first quarter of 2005, compared to the first quarter of 2004, due to the rollover of a large pool of CDs during the second and third quarters of 2004. This pool contained $27.1 million of CDs with an average rate of 5.05% at December 31, 2004. The downward repricing of these maturing certificates was a key driver of the improvement in spread and margin experienced during 2004. The cost of certificates of deposit increased 8 basis points during the first quarter of 2005 to 2.81% compared to the fourth quarter of 2004.

Provision for loan losses. Net charge-offs and the provision for loan losses totaled $12,000 and $92,000, respectively, during the first quarter of 2005. During the first quarter of 2004, net charge-offs and provision for loan losses totaled $18,000 and $85,000, respectively. Most of the loans charged-off in 2005 were in the consumer and credit card portfolios. As discussed above in “Allowance for loan losses,” our provision for loan losses can be expected to increase during periods when we are experiencing degradation in credit quality and as the risk of losses in the loan portfolio increases with changes in the portfolio’s composition.

Noninterest income. Noninterest income increased $38,000 during the first quarter of 2005 compared to the first quarter of 2004, primarily due to a higher number of deposit accounts serviced in 2005. The Company sold its credit card portfolio during the first quarter of 2005. Proceeds from the sale of the portfolio were approximately $257,000 and the gain on the sale was approximately $10,000.

Noninterest expense. Total noninterest expense increased to $1.4 million during 2005, a 36% increase from 2004, but flat compared to the fourth quarter of 2004. The efficiency ratio (annualized noninterest expense, excluding intangible asset amortization, divided by the sum of net interest income and noninterest income, excluding gains on sales of loans and securities) increased to 81.3% during the first quarter of 2005 compared to 78.1% during the first quarter of 2004. The efficiency ratio increased primarily as a result of the reduction of net interest income resulting from the reversal of nonaccrual interest and additional personnel and data processing expenses. Annualized noninterest expense, excluding intangible asset amortization was 2.75% of average assets in 2005 compared to 2.60% during the first quarter of 2004.

Salaries and benefits were higher in 2005 due to the addition of a branch in Wooster and the hiring of a commercial lender and operations personnel. We plan to continue investment in personnel in 2005, including the hiring of another commercial lender, a retail banking executive and operations personnel. Employment costs will also increase in the fourth quarter of 2005 as we will need to staff the banking location we are about to construct in North Canton, Ohio.

Occupancy and equipment expenses increased with the addition of the Wooster Milltown banking office in August 2004. We expect occupancy and equipment expense will increase somewhat during 2005 with the construction of our fifth banking location and possible relocation of our operations staff to a larger facility.

Professional fees were higher in the first quarter of 2005 due to management succession costs related to the use of an executive search firm, legal expenses related to the workout of the nonaccrual loans discussed above and consulting fees incurred to assist management with performing due diligence on information technology service contracts. Audit fees also increased in 2005 as a result of the Sarbanes-Oxley Act.

(Continued)

15.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

Data processing expense increased during 2005 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to customers, including set-up costs for Internet banking and online bill payment. We launched Internet banking for retail customers in March 2005 and plan to release online cash management services for commercial customers in May 2005.

Income taxes. Because of net operating losses during the years prior to December 31, 2002, a valuation allowance was recorded to offset deferred tax assets. We reversed the valuation allowance during 2004, which offset income tax expense. The remaining valuation allowance was reversed on December 31, 2004, and we began recording income tax expense in the first quarter of 2005. The effective income tax rate during the first quarter of 2005 was 33.7%.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of March 31, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Nine months	Year ended December 31,
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter
Certificates of deposit	$31,899	$30,422	$16,266	$8,127	$2,776	$1,285
FHLB advances	5,128	4,362	5,434	—	—	—
Subordinated debentures (1)	—	—	—	—	—	3,325
Capital lease obligations (2)	120	168	179	181	181	1,338
Operating leases	136	182	183	183	183	685
Deposits without maturity	72,626	—	—	—	—	—

(1)	The subordinated debentures are redeemable at par at the Company’s option any time prior to maturity, which is March 31, 2022.

(2)	Includes $1,200 of amounts allocable to interest payments over the remaining term of the leases.

Note 3 to the consolidated financial statements discloses in greater detail other loan commitments and contingencies and the various obligations that exists under those agreements.

(Continued)

16.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

At March 31, 2005, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

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

Our principal sources of funds are deposits, loan and security repayments and maturities, sales of securities, borrowings from the FHLB and capital transactions. Alternative sources of funds include repurchase agreements and brokered CDs and the sale of loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

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

During the first quarter of 2005, cash and cash equivalents decreased $5.4 million to $11.5 million at March 31, 2005. Cash and cash equivalents represented 5.8% of total assets at March 31, 2005, and 8.7% of total assets at December 31, 2004. We invested excess liquid funds at December 31, 2004, and $5.8 million of deposit growth into loans and securities during the first quarter of 2005. Our loans to deposits and loans to interest-earning assets ratios increased during the first quarter of 2005 as loan growth has outpaced deposit growth. Approximately 35% of our fixed-term funding sources (certificates of deposit and FHLB advances) will mature during the remainder of 2005.

CAPITAL RESOURCES

Total shareholders’ equity was $17.2 million at March 31, 2005, a decrease of $54,000 from December 31, 2004. The decrease in equity was a result of sharply higher interest rates increasing the unrealized loss on securities available for sale by $306,000, net of tax. This unrealized loss was offset by earnings retention of $115,000 and $137,000 of proceeds from the exercise of stock purchase warrants and stock options.

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

17.

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2005:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$21,760	16.1%	$10,789	8.0%	$13,487	10.0%
Ohio Legacy Bank	20,363	14.9	10,868	8.0	13,585	10.0

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$20,416	15.1%	$5,395	4.0%	$8,092	6.0%
Ohio Legacy Bank	19,019	14.0	5,434	4.0	8,151	6.0

Tier 1 capital to average assets
Ohio Legacy Corp	$20,416	10.3%	$7,952	4.0%	$9,940	5.0%
Ohio Legacy Bank	19,019	9.6	7,947	4.0	9,934	5.0

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

Item 3. Controls and Procedures

As of March 31, 2005, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

18.

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

19.

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.3	(3)	Form of Public Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3	(3)	Employment Agreement with Mr. Douce

10.4	(3)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(5)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9	(2)	Change of Control Severance Agreement with Mr. Nadeau

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2 on page 8 of the this Form 10-QSB)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	- Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005

20.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP (Registrant)

Date: May 16, 2005	By: /s/ L. Dwight Douce

L. Dwight Douce, President,
Chief Executive Officer and Director

Date: May 16, 2005	By: /s/ Eric S. Nadeau

Eric S. Nadeau
Chief Financial Officer and Treasurer

21.