Form 10QSB
period 2005-06-30
OHIO LEGACY CORP
filed 2005-08-15
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
(330) 263-1955

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 4, 2005, the latest practicable date, there were 2,156,960 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF JUNE 30, 2005, AND FOR THE THREE AND SIX MONTHS THEN ENDED
SECOND QUARTER REPORT

2.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005, and December 31, 2004

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$5,855,510	$4,571,131
Federal funds sold and interest-bearing deposits in financial institutions	5,184,938	12,418,192

Cash and cash equivalents	11,040,448	16,989,323
Certificate of deposit in financial institution	100,000	—
Securities available for sale	38,076,236	39,357,929
Securities held to maturity (fair value of $641,000 and $640,000 at June 30, 2005, and December 31, 2004)	644,995	647,981
Loans, net of allowance of $1,215,760 and $1,263,655 at June 30, 2005 and December 31, 2004	145,657,797	132,084,072
Federal bank stock	1,455,500	1,375,650
Premises and equipment, net	2,676,057	2,269,068
Intangible asset	557,075	669,174
Accrued interest receivable and other assets	1,795,231	1,658,860

Total assets	$202,003,339	$195,052,057

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,901,249	$11,914,867
Interest-bearing demand	10,088,823	13,262,252
Savings	47,251,108	43,847,951
Certificates of deposit	92,778,488	88,617,541

Total deposits	163,019,668	157,642,611
Federal Home Loan Bank advances	16,550,000	15,295,144
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	964,260	968,712
Accrued interest payable and other liabilities	556,942	580,216

Total liabilities	184,415,870	177,811,683

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,138,780 and 2,121,220 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	17,909,785	17,734,155
Accumulated deficit	(16,585)	(282,585)
Accumulated other comprehensive loss	(305,731)	(211,196)

Total shareholders’ equity	17,587,469	17,240,374

Total liabilities and shareholders’ equity	$202,003,339	$195,052,057

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$2,357,997	$1,981,839	$4,476,408	$3,787,288
Securities	373,466	314,070	767,168	670,436
Interest-bearing deposits and federal funds sold and dividends on federal bank stock	47,796	24,875	128,263	50,808

Total interest income	2,779,259	2,320,784	5,371,839	4,508,532

Interest expense:
Deposits	928,416	731,768	1,774,594	1,470,803
Federal Home Loan Bank advances	93,421	115,211	184,307	204,145
Subordinated debentures	70,722	70,722	141,444	141,444
Capital leases	37,766	38,094	75,618	76,258

Total interest expense	1,130,325	955,795	2,175,963	1,892,650

Net interest income	1,648,934	1,364,989	3,195,876	2,615,882

Provision for loan losses	15,000	150,000	107,046	235,000

Net interest income after provision for loan losses	1,633,934	1,214,989	3,088,830	2,380,882

Noninterest income:
Service charges and other fees	128,050	112,433	254,287	200,365
Gain on sales of securities available for sale, net	—	—	—	13,147
Gain on sale of loans	—	—	9,782	—
Loss on disposal of fixed asset	(4,424)	—	(4,424)	—
Gain on sale of repossessed assets	7,000	—	7,000	—
Other income	5,316	2,271	10,793	4,557

Total noninterest income	135,942	114,704	277,438	218,069

Noninterest expense:
Salaries and benefits	721,531	485,903	1,325,004	950,605
Occupancy and equipment	196,174	151,177	397,097	301,460
Professional fees	138,164	108,656	275,717	196,623
Franchise tax	62,213	58,356	133,513	121,406
Data processing	147,950	110,567	310,225	211,492
Marketing and advertising	43,056	39,756	81,670	83,653
Stationery and supplies	28,128	21,543	59,826	38,961
Intangible asset amortization	54,766	—	112,099	—
Other expenses	149,916	127,735	269,646	246,751

Total noninterest expense	1,541,898	1,103,693	2,964,797	2,150,951

Earnings before income tax expense	227,978	226,000	401,471	448,000
Income tax expense	76,978	—	135,471	—

NET EARNINGS	151,000	226,000	266,000	448,000
Other comprehensive income (loss), net of tax	210,722	(997,173)	(94,535)	(720,381)

Comprehensive income (loss)	$361,722	$(771,173)	$171,465	$(272,381)

Basic earnings per share	$0.07	$0.11	$0.12	$0.21
Diluted earnings per share	0.07	0.10	0.12	0.21
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Shareholders’ equity, beginning of period	$17,186,617	$16,553,459	$17,240,374	$16,044,467

Net earnings	151,000	226,000	266,000	448,000

Other comprehensive income (loss), net of tax:
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	—	—	(13,147)
Net unrealized gain (loss) on available for sale securities arising during the period	210,722	(997,173)	(94,535)	(707,234)

Other comprehensive income (loss)	210,722	(997,173)	(94,535)	(720,381)

Proceeds from exercise of stock warrants	37,600	17,000	165,600	27,200

Proceeds from exercise of stock options	—	—	8,500	—

Income tax benefit from exercise of stock options	1,530	—	1,530	—

Shareholders’ equity, end of period	$17,587,469	$15,799,286	$17,587,469	$15,799,286

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$266,000	$448,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization, net	274,306	129,449
Securities amortization and accretion, net	77,890	89,698
Federal Home loan Bank (FHLB) stock dividends	(19,800)	(11,700)
Provision for loan losses	107,046	235,000
Gain on sale of loans	(9,782)	—
Gain on sales of securities available for sale	—	(13,147)
Loss on disposal of fixed asset	4,424	—
Accretion of fair value purchase adjustments	(79,242)	—
Net change in:
Accrued interest receivable and other assets	(99,814)	(221,977)
Accrued interest payable and other liabilities	(23,274)	(117,052)
Deferred loan fees	35,962	(2,952)

Net cash provided by operating activities	533,716	535,319

Cash flows from investing activities:
Purchases of securities available for sale	(3,459,730)	(3,040,773)
Purchases of certificates of deposit	(100,000)	—
Maturities, calls and paydowns of securities available for sale	4,536,957	4,097,869
Proceeds from sale of securities available for sale	—	2,966,602
Proceeds from sale of loans	257,418	—
Purchases of federal bank stock	(60,050)	(199,150)
Net change in loans	(13,964,369)	(14,617,935)
Participation loans purchased	—	(5,000,000)
Purchases of premises and equipment	(573,620)	(28,072)

Net cash used by investing activities	(13,363,394)	(15,821,459)

Cash flows from financing activities:
Net change in deposits	5,456,299	5,566,003
Repayment of capital lease obligations	(4,452)	(3,810)
Proceeds from exercise of stock warrants	165,600	27,200
Proceeds from exercise of stock options	8,500	—
Proceeds from overnight FHLB advances, net of repayments	4,500,000	4,000,000
Proceeds from FHLB advances	—	5,000,000
Repayments of FHLB advances and other borrowed funds	(3,245,144)	(727,766)

Net cash provided by financing activities	6,880,803	13,861,627

Net change in cash and cash equivalents	(5,948,875)	(1,424,513)
Cash and cash equivalents at beginning of period	16,989,323	8,184,819

Cash and cash equivalents at end of period	$11,040,448	$6,760,306

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,168,161	$1,937,135
Federal income taxes	180,000	59,000
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
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with generally accepted accounting principles in the United States of America (GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.
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
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table illustrates the effect on net earnings and earnings per share if expense were measured using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings as reported	$151,000	$226,000	$266,000	$448,000
Deduct stock-based compensation expense determined under fair value based method, net of tax effects	(161,000)	(60,000)	(208,000)	(190,000)

Pro forma net earnings (loss)	$(10,000)	$166,000	$58,000	$258,000

Basic earnings (loss) per share as reported	$0.07	$0.11	$0.12	$0.21
Pro forma basic earnings (loss) per share	(0.00)	0.08	0.03	0.12

Diluted earnings (loss) per share as reported	$0.07	$0.10	$0.12	$0.21
Pro forma diluted earnings (loss) per share	(0.00)	0.08	0.03	0.12
The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30:

	2005	2004
Fair value, calculated	$5.59	$6.25
Exercise price	$12.00	$12.00
Risk-free interest rate, 10-year Treasury	4.19%	4.05%
Expected stock price volatility	25.91%	32.99%
Expected dividend rate	None	None
Expected life	10 years	10 years
(Continued)

8.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
BASIC:
Net earnings	$151,000	$226,000	$266,000	$448,000

Weighted average common shares outstanding	2,135,439	2,119,138	2,129,171	2,118,944

Basic earnings per share	$0.07	$0.11	$0.12	$0.21

DILUTED:
Net earnings	$151,000	$226,000	$266,000	$448,000

Weighted average common shares outstanding	2,135,439	2,119,138	2,129,171	2,118,944
Dilutive effect of stock options	21,300	18,974	33,435	19,297
Dilutive effect of stock warrants	34,652	42,850	55,789	43,408

Total common shares and dilutive potential common shares	2,191,391	2,180,962	2,218,395	2,181,649

Diluted earnings per share	$0.07	$0.10	$0.12	$0.21

The following table details, as of June 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Stock options	143,250	58,500	—	58,500
(Continued)

9.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
Loans, by collateral type, were as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Balance	Percent	Balance	Percent
Residential real estate	$55,031,411	37.4%	$50,728,231	38.0%
Multifamily residential real estate	9,955,254	6.8	10,147,946	7.6
Commercial real estate	45,816,814	31.2	36,364,724	27.2
Construction	10,948,395	7.4	13,315,449	10.0
Commercial	13,411,447	9.1	10,709,713	8.0
Consumer and home equity	11,914,538	8.1	12,250,004	9.2

Total loans	147,077,859	100.0%	133,516,067	100.0%

Less: Allowance for loan losses	(1,215,760)		(1,263,655)
Net deferred loan fees	(204,302)		(168,340)

Loans, net	$145,657,797		$132,084,072

At June 30, 2005 and December 31, 2004, approximately $20,688,000 and $19,118,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.
Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,344,001	$1,188,749	$1,263,655	$1,121,913
Provision for loan losses	15,000	150,000	107,046	235,000
Loans charged-off	(143,649)	(114,800)	(155,870)	(134,600)
Recoveries	408	1,604	929	3,240

Balance, end of period	$1,215,760	$1,225,553	$1,215,760	$1,225,553

Allowance for loan losses, percent of total loans	0.83%	0.95%

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2005, and December 31, 2004, and during the three and six months ended June 30, 2005 and 2004:

	June 30,	December 31,
	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	385,865	1,059,560

Impaired loans, some also included in nonaccrual loans	$321,000	$974,000
Amount of the allowance for loan losses allocated to impaired loans	60,000	120,000

10.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income foregone on nonaccrual loans	$7,654	$499	$28,790	$1,235

Average of impaired loans during the period	$338,949	$112,500	$700,232	$94,000
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized during impairment	6,747	—	6,747	—
The contractual amount of loan commitments and unused lines of credit with off-balance sheet risk was as follows at June 30, 2005, and December 31, 2004:

	June 30,	December 31,
	2005	2004
Commitments to make loans:
Variable-rate	$375,000	$5,471,000
Fixed-rate	—	—

Unused lines of credit, variable-rate	$18,234,512	$17,015,000
Commitments to make loans generally are made for periods of 60 days or less.
NOTE 4 — STOCK-BASED COMPENSATION
The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (Stock Ownership Plan). A total of 400,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the Stock Ownership Plan, each nonemployee Director will be granted 2,500 nonqualified options at the time, or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. Options granted to employees and officers of the Company vest on the third anniversary of the date of grant. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Company, outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.

11.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — STOCK-BASED COMPENSATION (Continued)
The following table details stock option grants under the Stock Ownership Plan during the six months ended
June 30, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	188,000	$10.22	139,250	$9.51

Granted	89,500	12.00	58,500	12.00
Forfeited	(750)	10.83	(250)	8.50
Exercised	(1,000)	8.50	—	—

Outstanding at June 30	275,750	$10.80	197,500	$10.25

Exercisable at June 30	136,500	$10.64	54,000	$10.47

Weighted average remaining contractual life	8.2 years		8.6 years
Options outstanding at June 30, 2005, were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life (years)	Price	Number	Price
$8.50 - $9.70	46,000	7.7	$8.59	10,000	$8.50
$10.00	86,500	6.6	10.00	75,500	10.00
$12.00	143,250	9.4	12.00	51,000	12.00

	275,750	8.2	$10.80	136,500	$10.64

The Company is accounting for the Stock Ownership Plan and the Director Warrants under Accounting Principles Board Opinion No. 25 and has elected to disclose the pro forma impact of warrants and options on net earnings (loss) in accordance with SFAS No. 123 (see Note 1).

12.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — STOCK WARRANTS
In connection with the Company’s initial public offering in October 2000, the Company issued to shareholders one stock warrant for every five shares of common stock purchased, resulting in the issuance of 190,300 warrants (IPO Warrants). Each warrant entitles the holder to purchase one common share at $10.00 per share. The warrants carry no voting rights and may be exercised at any time within the seven years following their issuance.
On June 9, 2005, the Company announced that it called for redemption of the IPO Warrants. In accordance with the terms of the IPO Warrants, the Company set August 6, 2005, as the “Redemption Date.” Warrant holders have until August 5, 2005, to exercise their right to purchase the Company’s common stock underlying the IPO Warrants at a price of $10.00 per share. All outstanding IPO Warrants terminated at 5:00 p.m., New York Time, on August 5, 2005. The IPO warrants will be redeemed by the Company on the Redemption Date at a redemption price of $0.10 (ten cents) per IPO Warrant. As of June 30, 2005, there were 167,520 IPO Warrants outstanding. As of August 6, 2005, there were 91,636 IPO Warrants scheduled to terminate.

13.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of June 30, 2005, and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004. This discussion is provided to give shareholders a more comprehensive review of the Company’s operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, reference to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.
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
(Continued)

14.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
OVERVIEW
The following key factors summarize changes in our financial condition during the six months ended
June 30, 2005:
•	total assets increased 3.6% during the six month period to $202.0 million at June 30, 2005. Total assets increased $1.5 million during the second quarter of 2005;

•	deposits increased $5.4 million, or 3.4% during the first half of 2005. However, total deposits decreased $381,000 during the second quarter of 2005;

•	growth in our loan portfolio during the second quarter of 2005 was weaker than the first with net loans increasing $4.2 million during the second quarter. The loan portfolio has grown 10.3%, or $13.6 million from December 31, 2004; and,

•	we purchased land and commenced construction on our fifth banking office.
The following key factors summarize our results of operations during the three months ended June 30, 2005:
•	net income was $151,000, a decrease from the $226,000 recorded during the second quarter of 2004, but an increase from the $115,000 recorded in the first quarter of 2005.

•	we did not recognize federal income tax expense in 2004 due to a valuation allowance on our deferred tax assets. Earnings before federal income tax expense increased to $228,000 during the second quarter of 2005 from $226,000 in 2004;

•	net interest income increased 21% over the second quarter of 2004;

•	net interest spread and interest margin improved, despite increases in short-term rates and the cost of funds; and,

•	noninterest expense increased primarily due to the addition of personnel.
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
FINANCIAL CONDITION
Assets. At June 30, 2005, assets totaled $202.0 million, an increase of $6.9 million, or 3.6% from year-end 2004. Asset growth during the first half of 2005 was funded by an increase in deposits of $5.4 million and borrowings of $1.3 million. Asset mix was shifted toward loans by using cash from excess federal funds sold and paydowns on securities, as well as by deploying new deposit and borrowing balances into the loan portfolio. Loans, net of the allowance for loan losses, comprised 72% and 68% of assets at June 30, 2005, and December 31, 2004, respectively.
(Continued)

15.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Securities. Total securities decreased by $2.5 million during the second quarter of 2005. The decrease was the result of prepayments on mortgage-backed securities caused by a decline in long-term interest rates during the second quarter. Additionally, a U.S. Government-sponsored enterprise note matured in June 2005 with a par value of $500,000. During the first quarter of 2005, securities increased $1.2 million as we invested excess liquidity in short-duration mortgage-backed securities. Mortgage-backed securities (MBS) comprise 78% of our securities portfolio. We anticipate continued growth in loan originations through 2005 and, thus, have given preference to MBS with short average lives and duration to provide an additional source of liquidity through principal paydowns. At June 30, 2005, approximately 45% of our securities portfolio was comprised of variable-rate MBS.
Loans. At June 30, 2005, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $145.7 million, an increase of $4.2 million from March 31, 2005, and $13.6 million from year-end 2004. During the second quarter of 2005, the largest increase in loans came in the commercial portfolio, which grew $1.8 million, while loans secured by residential real estate and commercial real estate increased $1.4 million.
For the six month period ending June 30, 2005, the commercial real estate loan portfolio had the largest increase, growing $9.4 million, or 26%. Loans secured by residential real estate grew $4.3 million, or 8%, during the first half of 2005. While Note 3 to the consolidated financial statements discloses that $55.0 million, or 37%, of the loan portfolio is secured by residential real estate, this component includes approximately $20.6 million of residential real estate loans, including nonowner-occupied rental properties, that were underwritten as commercial projects. These loans are currently priced 105 basis points higher than our conventional owner-occupied residential real estate loans and are mostly variable rate.
After attempting to increase the size and improve the profitability of our credit card portfolio during 2004, we decided to sell the loans to another financial institution during the first quarter of 2005. Proceeds from the sale of the credit card portfolio were $257,000 and the recognized gain was $10,000 during the first quarter of 2005.
Allowance for loan losses and asset quality. At June 30, 2005, the allowance for loan losses was $1.2 million, or 0.83%, of total loans. Asset quality improved during the second quarter of 2005 as nonperforming loans totaled $419,000 at June 30, 2005, compared to $1.2 million at March 31, 2005. Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. Most of the nonperforming loan balance at March 31, 2005, was associated with two loans to one borrower, each secured by multifamily residential real estate. These loans totaled $723,000 at March 31, 2005. The properties securing these loans were sold by the borrower and we refinanced the notes with the purchasers of the properties in April 2005, with no loss of principal. The new loans were performing at June 30, 2005.
We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses are imminent. See “Significant Accounting Policies – Allowance for loan losses” above.
Premises and equipment, accrued interest receivable and other assets. Premises and equipment increased $407,000 during the first half of 2005. In March 2005, we received approval from the Office of the Comptroller of the Currency to establish our fifth banking office in North Canton, Ohio. We purchased the land and construction commenced in May 2005. The office is expected to be in service during the fourth quarter of 2005.
Approximately $117,000 of the increase in other assets is attributable to prepaid state franchise taxes, which are paid in the first half of the year and amortized to a zero balance by the end of the year. The rest of the increase is primarily attributable to changes in net deferred tax assets. Increases in federal bank stock were the result of stock dividends from the FHLB and required purchases of Federal Reserve Bank stock.
Deposits. The deposit portfolio decreased $381,000 during the second quarter of 2005. An increase in noninterest-bearing demand deposits was offset by a decrease in interest-bearing demand deposits and a $2.2 million decrease in money market accounts was mostly offset by an increase of $2.0 million of certificates of deposit. Core deposit balances decreased $2.4 million overall during the second quarter of 2005 as we have experienced strong competitive pricing of money market deposits in our market areas.

16.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
The deposit portfolio has increased $5.4 million, or 3.4%, during the first six months of 2005. We have experienced a shift in our deposit portfolio mix since year end with transaction accounts comprising 14% of deposits at June 30, 2005, compared to 16% at December 31, 2004. Additionally, some savings account customers have migrated their balances to higher yielding money market accounts in our portfolio, which increased our cost of funds.
Approximately 28% of the certificate of deposit (CD) portfolio will mature during the second half of 2005. The flat Treasury note yield curve has removed incentive for depositors to invest in long-term CDs, which adds liquidity and repricing risk to our balance sheet. Additionally, 30% of the June 30, 2005, CD portfolio is comprised of a product that allows the customer to change the rate paid on the CD once during the original term of the certificate. An additional 6% of the CD portfolio is comprised of a product that adjusts monthly based on the one-year constant maturity Treasury index. This optionality in the CD portfolio and the volume of CDs maturing in 2005 may result in higher rates being paid on these accounts if short-term interest rates continue to increase or if customers exercise their interest rate adjustment options.
Federal Home Loan Bank advances. A $2.5 million fixed-rate advance from the Federal Home Loan Bank matured during the second quarter of 2005. Additionally, the decrease in the deposit portfolio and the growth of the loan portfolio resulted in the need to draw $4.5 million in overnight borrowings during the second quarter.
RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2005
Net earnings totaled $151,000 for the three months ended June 30, 2005, or $0.07 per diluted share, compared to $226,000, or $0.10 per diluted share during the second quarter of 2004. As noted above, we did not recognize federal income tax expense in 2004 due to a valuation allowance on our deferred tax assets. The remaining valuation allowance was removed at December 31, 2004, resulting in the recognition of federal income tax expense in 2005. Earnings before federal income taxes improved to $228,000 during the second quarter of 2005 compared to $226,000 in 2004.
Net interest income. During the three months ended June 30, 2005, net interest income grew 21% to
$1.6 million from $1.4 million in the second quarter of 2004. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.49% in the second quarter of 2005 compared to 3.28% in 2004. Interest rate spread (the difference between the yield earned on assets and the cost of deposits and borrowings) was 3.19% in 2005 compared to 3.01% in the year-ago period. The cost of funds was 18 basis points higher during the second quarter compared to the first quarter of 2005, primarily due to a shift in the mix of the deposit portfolio, which became more dependent on CDs.
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

17.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30,
	2005				2004
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$3,947		$29	2.93%	$4,287		$10	0.95%
Securities available for sale	39,750		368	3.70	35,253		314	3.51
Securities held to maturity (1)	646		9	5.39	—		—	—
Federal agency stock	1,430		18	5.30	1,205		15	4.89
Loans (2)	143,907		2,358	6.57	125,102		1,982	6.35

Total interest-earning assets	189,680		2,782	5.88	165,847		2,321	5.59

Noninterest-earning assets	9,152				6,825

Total assets	$198,832				$172,672

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,413		20	0.78	$10,872		22	0.80
Savings accounts	20,291		50	1.00	34,955		90	1.03
Money market accounts	27,645		183	2.65	2,931		6	0.80
Certificates of deposit	90,736		675	2.98	74,418		614	3.31

Total interest-bearing deposits	149,085		928	2.50	123,176		732	2.38
Other borrowings	19,397		202	4.16	25,203		224	3.56

Total interest-bearing liabilities	168,482		1,130	2.69	148,379		956	2.58

Noninterest-bearing demand deposits	12,192				7,367
Noninterest-bearing liabilities	821				833

Total liabilities	181,495				156,579
Shareholders’ equity	17,337				16,093

Total liabilities and shareholders’ equity	$198,832				$172,672

Net interest income; interest rate spread (3)			$1,652	3.19%			$1,365	3.01%

Net earning assets	$21,198				$17,468

Net interest margin (4)				3.49%				3.28%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.12	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The shift in asset mix to loans from securities and a higher yield on the loan portfolio helped to mitigate the impact of a flat-curve interest rate environment in the second quarter of 2005 as the yield on performing assets was 5.88%, an increase of 35 basis points from the linked-quarter and 29 basis points from the second quarter of 2004.
The yield earned on federal funds sold has improved as the Federal Reserve Bank has increased its discount rate and the targeted federal funds rate by 225 basis points over the last twelve months. In structuring our securities portfolio, we have given preference to mortgage-backed securities to provide an additional source of liquidity through principal paydowns to fund our loan growth and we have selected short-duration variable-rate issues, which sacrifice yield early in exchange for protection in a rising-rate environment, when compared to fixed-rate securities.
The yield on loans improved to 6.57% during the second quarter of 2005 as a result of the repricing of variable-rate loans, especially those loans indexed to the Prime rate, and a marginal yield on new loans that has exceeded our portfolio rate during 2005. The average rate of loans originated during the second quarter of 2005 was 6.60%. This compares favorably to the 6.40% rate on the rest of the portfolio. At June 30, 2005, approximately 20% of the loan portfolio reprices with changes in the Prime rate and 42% of the portfolio is indexed to the three-year constant maturity Treasury rate. Approximately 27% of the entire portfolio is comprised of fixed-rate loans.

18.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense. The cost of funds increased 11 basis points during the second quarter of 2005 compared to the second quarter of 2004, primarily due to a higher volume of and an increasing rate paid on money market accounts. However, the significant increase in noninterest checking account balances between June 2004 and June 2005 has helped to fund asset growth at little cost, mitigating the impact of rising deposit interest rates.
The cost of certificates of deposit was lower in the second quarter of 2005, compared to the first quarter of 2004, due to the maturity of a large pool of CDs during the second and third quarters of 2004. This pool contained $27.1 million of CDs with an average rate of 5.05% at December 31, 2003. The downward repricing of these maturing certificates was a key driver of the improvement in spread and margin experienced during late 2004. The cost of certificates of deposit increased 17 basis points during the second quarter of 2005 to 2.98% compared to 2.81% in the first quarter of 2005. See “Deposits” above for additional discussion on the liquidity and interest rate risk inherent in our CD portfolio.
The average balance of deposits in 2005 is significantly higher than in 2004 due to the acquisition of a banking office in Wooster, Ohio, in August 2004. Additionally, we had a strong response to a CD promotion we offered in the fourth quarter of 2004.
Provision for loan losses. Net charge-offs and the provision for loan losses totaled $144,000 and $15,000, respectively, during the second quarter of 2005. We recorded specific reserves for most of the loans charged-off during the second quarter of 2005 in the previous quarter. During the second quarter of 2004, net charge-offs and provision for loan losses totaled $115,000 and $150,000, respectively. Loans charged-off in the second quarter of 2005 were in the consumer and residential real estate portfolios. Our provision for loan losses can be expected to increase during periods when we are experiencing degradation in credit quality and as the risk of losses in the loan portfolio increases with changes in the portfolio’s composition.
Noninterest income. Service charges on deposit accounts increased to $128,000 in 2005 from $112,000 in 2004 due to a higher volume of overdraft fees and returned check charges. A gain on the sale of repossessed property and the loss on disposal of fixed assets totaled $7,000 and ($4,000), respectively, during the second quarter of 2005.
Noninterest expense. Total noninterest expense increased to $1.5 million during the second quarter of 2005, a 40% increase from 2004, and an increase of $100,000 from the first quarter of 2005. The efficiency ratio (annualized noninterest expense, excluding intangible asset amortization, divided by the sum of net interest income and noninterest income, excluding gains on sales) increased to 83.4% during the second quarter of 2005 compared to 74.6% during the second quarter of 2004.
Salaries and benefits were higher in 2005 due to the addition of a branch in Wooster and the hiring of a commercial lender and operations personnel to support future growth. We plan to continue investment in personnel in 2005, including the hiring of another commercial lender and a chief deposit officer. Employment costs will also increase in the second half of 2005 as we will need to staff the banking location we are constructing in North Canton, Ohio.
Occupancy and equipment expenses increased with the addition of the Wooster Milltown banking office in August 2004. We expect occupancy and equipment expense to increase somewhat during 2005 with the construction of our fifth banking location and the possible relocation of our operations staff to a larger facility.
Professional fees were higher in the second quarter of 2005 due to management succession costs related to the use of an executive search firm and higher audit fees as a result of the Sarbanes-Oxley Act.
Data processing expense increased during 2005 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to customers, Internet banking and online bill payment. We launched Internet banking for retail customers in March 2005 and online cash management services for commercial customers in May 2005.

19.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Income taxes. Because of net operating losses during the years prior to December 31, 2002, a valuation allowance was recorded to offset deferred tax assets. We reversed the valuation allowance during 2004, which offset income tax expense during that year. The remaining valuation allowance was reversed on December 31, 2004, and we began recording income tax expense in 2005. The effective income tax rate during the second quarter of 2005 was 33.8%.
RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2005
Net earnings totaled $266,000 for the six months ended June 30, 2005, or $0.12 per diluted share, compared to $448,000, or $0.21 per diluted share during the first half of 2004. Earnings before federal income taxes totaled $401,000 during the first half of 2005 compared to $448,000 in 2004.
Net interest income. During the six months ended June 30, 2005, net interest income was $3.2 million compared to $2.6 million during the first half of 2004, primarily as a result of a higher balance of interest-earning assets and improvements in interest rate spread. Net interest margin improved to 3.40% in 2005 from 3.25% in the first six months of 2004 and interest rate spread improved to 3.11% during the first half of 2005 compared to 2.97% during 2004.
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

	Six months ending June 30,
	2005				2004
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$7,759		$91	2.39%	$4,813		$23	0.95%
Securities available for sale	40,599		756	3.72	36,334		671	3.66
Securities held to maturity (1)	647		17	5.38	—		—	—
Federal agency stock	1,403		36	5.18	1,134		28	4.94
Loans (2)	139,455		4,478	6.47	118,188		3,787	6.43

Total interest-earning assets	189,863		5,378	5.71	160,469		4,509	5.62

Noninterest-earning assets	8,798				6,567

Total assets	$198,661				$167,036

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,970		43	0.78	$10,033		40	0.80
Savings accounts	23,601		122	1.05	35,211		181	1.03
Money market accounts	24,587		315	2.58	2,995		12	0.81
Certificates of deposit	90,124		1,295	2.90	72,178		1,238	3.44

Total interest-bearing deposits	149,282		1,775	2.40	120,417		1,471	2.45
Other borrowings	19,373		401	4.14	22,553		422	3.74

Total interest-bearing liabilities	168,655		2,176	2.60	142,970		1,893	2.65

Noninterest-bearing demand deposits	12,026				7,135
Noninterest-bearing liabilities	692				792

Total liabilities	181,373				150,897
Shareholders’ equity	17,288				16,139

Total liabilities and shareholders’ equity	$198,661				$167,036

Net interest income; interest-rate spread (3)			$3,202	3.11%			$2,616	2.97%

Net earning assets	$21,208				$17,499

Net interest margin (4)				3.40%				3.25%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.12	x

20.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
FOOTNOTES TO YIELD TABLE

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The yield on interest-earning assets improved to 5.71% during the first half of 2005 compared to 5.62% in 2004. The yield on interest-bearing deposits in banks has increased in tandem with the target federal funds rate, which has been raised several times since mid-2004. The yield on the securities portfolio improved in 2005 compared to 2004 as a result of purchases of securities made during the second half of 2004 and the first quarter of 2005 as interest rates were rising from their lows in mid-2004.
The yield on loans increased during the first half of 2005 compared to 2004 as a result of the upward repricing of variable-rate loans in 2005, especially those loans indexed to the Prime rate, and a marginal yield on new loans that has exceeded our portfolio rate during 2005. Interest income on loans was negatively impacted by a $46,000 charge to interest income related to nonaccrual loans during the first quarter of 2005.
Interest expense. Our overall cost of funds declined to 2.60% during the first six months of 2005, compared to 2.65% in 2004. As noted earlier, the decrease in the cost of deposits was driven by the repricing of maturing CD accounts at lower rates during the second and third quarters of 2004. The cost of other borrowings has increased as the borrowings outstanding in June 2004 were drawn from the FHLB at historically-low rates and incremental borrowings since then have been at higher rates. At June 30, 2005, all FHLB advances are fixed rate, except for $4.5 million of overnight borrowings whose rates are subject to change daily.
Provision for loan losses. The provision for loan losses during the first half of 2005 was $108,000, compared to $235,000 in 2004. Net charge-offs during the first six months of 2005 totaled $155,000 and net charge-offs during 2004 totaled $131,000.
Noninterest income. Total noninterest income was $277,000 for the six months ended June 30, 2005, compared to $218,000 during the same period in 2004. The 2005 amount includes $10,000 of gains from the sale of our credit card portfolio, a $7,000 gain on the sale of repossessed assets and a ($4,000) loss on the disposal of fixed assets. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts in 2005.
Noninterest expense. Total noninterest expense increased to $3.0 million during 2005 from $2.2 million in 2004. The efficiency ratio increased to 82.4% during the first half of 2005 compared to 76.3% during the first half of 2004. Annualized noninterest expense, excluding intangible asset amortization was 2.87% of average assets in 2005 compared to 2.58% during the first half of 2004.
Salaries and benefits were higher in 2005 due to the addition of a branch in Wooster and the hiring of a commercial lender and operations personnel to support future growth. We plan to continue investment in personnel in 2005, including the hiring of another commercial lender and a chief deposit officer. Employment costs will also increase in the fourth quarter of 2005 as we will need to staff the banking location we are constructing in North Canton, Ohio.
Occupancy and equipment expenses increased with the addition of the Wooster Milltown banking office in August 2004. We expect occupancy and equipment expense will increase somewhat during 2005 with the construction of our fifth banking location and possible relocation of our operations staff to a larger facility.
Professional fees were higher in the first half of 2005 due to management succession costs related to the use of an executive search firm, legal expenses related to the workout of the nonaccrual loans discussed above and consulting fees incurred to assist management with performing due diligence on information technology service contracts. Audit fees also increased in 2005 as a result of the Sarbanes-Oxley Act.

21.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Data processing expense increased during 2005 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to customers, including set-up costs for Internet banking and online bill payment. We launched Internet banking for retail customers in March 2005 and released online cash management services for commercial customers in May 2005.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of June 30, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Six months	Year ended December 31,
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter
Certificates of deposit	$25,889	$35,957	$18,181	$8,309	$2,946	$1,496
FHLB advances (1)	6,754	4,362	5,434	—	—	—
Subordinated debentures (2)	—	—	—	—	—	3,325
Capital lease obligations (3)	93	168	179	181	181	1,337
Operating leases	91	182	183	183	183	685
Deposits without maturity	70,241	—	—	—	—	—

(1)	Includes $4,500 of overnight borrowings

(2)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.

(3)	Includes $1,175 of amounts allocable to interest payments over the remaining term of the leases.
Note 3 to the consolidated financial statements discloses in greater detail other loan commitments and contingencies and the various obligations that exists under those agreements.
At June 30, 2005, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which was formed in March 2002 for the sole purpose of issuing trust preferred securities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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

22.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.
During the first half of 2005, cash and cash equivalents decreased $5.9 million to $11.0 million at June 30, 2005. Cash and cash equivalents represented 5.5% of total assets at June 30, 2005, and 8.7% of total assets at December 31, 2004. We invested excess liquid funds, paydowns/maturities from our securities portfolio, and $5.5 million of deposit growth into loans during the first half of 2005. Our loans to deposits and loans to interest-earning assets ratios increased during the first half of 2005 as loan growth has outpaced deposit growth. Approximately 30% of our fixed-term funding sources (certificates of deposit and FHLB advances) will mature during the remainder of 2005.
CAPITAL RESOURCES
Total shareholders’ equity was $17.6 million at June 30, 2005, an increase of $347,000 from December 31, 2004. The increase in equity was a result of earnings retention of $266,000 and proceeds of $177,000 from the exercise of stock purchase warrants and stock options. Higher interest rates increased the unrealized loss on securities available for sale by $94,000, net of tax, which partially offset those increases.
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
Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2005:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$21,877	15.7%	$11,176	8.0%	$13,970	10.0%
Ohio Legacy Bank	20,529	15.4	10,667	8.0	13,334	10.0

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$20,661	14.8%	$5,588	4.0%	$8,382	6.0%
Ohio Legacy Bank	19,313	14.4	5,334	4.0	8,000	6.0

Tier 1 capital to average assets
Ohio Legacy Corp	$20,661	10.4%	$7,951	4.0%	$9,938	5.0%
Ohio Legacy Bank	19,313	9.7	7,950	4.0	9,938	5.0
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

23.

Item 3. Controls and Procedures
As of June 30, 2005, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There are no matters required to be reported under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.
Item 3. Defaults Upon Senior Securities.
There are no matters required to be reported under this item.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company delivered to its stockholders the Company’s Notice of Annual Meeting of Shareholders, which was held on April 28, 2005, to vote on the election of three Class II directors to serve until the 2008 Annual Meeting of Shareholders.
With respect to each matter (as more fully described in the proxy statement) voted upon at the meeting, the inspector of elections tabulated the following votes:
1. Election of Directors

Nominee for Director	For	Against	Abstain
Robert F. Belden	1,891,796	—	500
Gregory A. Long	1,891,796	—	500
Melvin J. Yoder	1,889,796	—	2,500
Board members continuing in service were:

Class I – Term ends 2006	Class III – Term ends 2007
J. Edward Diamond	D. William Allen
L. Dwight Douce	Scott J. Fitzpatrick
Daniel H. Plumly	Michael D. Meenan
Item 5. Other Information.
There are no matters required to be reported under this item.

24.

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.3	(3)	Form of Public Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3	(3)	Employment Agreement with Mr. Douce

10.4	(7)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(7)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9	(7)	Employment Agreement with Mr. Nadeau

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

10.12	(8)	Employment and Consulting Agreement with Mr. Douce, effective January 1, 2006

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2 on page 9 of this Form 10-QSB)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) -	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2) -	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3) -	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4) -	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5) -	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6) -	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7) -	Incorporated by reference to Registrant’s Form 8-K filed on May 26, 2005

(8) -	Incorporated by reference to Registrant’s Form 8-K filed on August 4, 2005

25.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)
Date: August 15, 2005	By:	/s/ L. Dwight Douce
L. Dwight Douce
President, Chief Executive Officer and Director

Date: August 15, 2005	By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer, Senior Vice President and Treasurer

26.