Form 10QSB
period 2005-09-30
OHIO LEGACY CORP
filed 2005-11-14
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
(330) 263-1955

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF SEPTEMBER 30, 2005, AND FOR THE THREE AND NINE MONTHS THEN ENDED
THIRD QUARTER REPORT

2.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005, and December 31, 2004

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$4,252,511	$4,571,131
Federal funds sold and interest-bearing deposits in financial institutions	5,220,691	12,418,192

Cash and cash equivalents	9,473,202	16,989,323
Certificate of deposit in financial institution	100,000	—
Securities available for sale	35,296,036	39,357,929
Securities held to maturity (fair value of $832,000 and $640,000 at September 30, 2005, and December 31, 2004)	840,571	647,981
Loans, net of allowance of $1,289,160 and $1,263,655 at September 30, 2005 and December 31, 2004	153,731,653	132,084,072
Federal bank stock	1,466,400	1,375,650
Premises and equipment, net	3,315,672	2,269,068
Intangible assets	504,876	669,174
Accrued interest receivable and other assets	1,868,524	1,658,860

Total assets	$206,596,934	$195,052,057

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,535,072	$11,914,867
Interest-bearing demand	10,018,559	13,262,252
Savings	42,389,388	43,847,951
Certificates of deposit	93,829,922	88,617,541

Total deposits	158,772,941	157,642,611
Repurchase agreements	2,400,137	—
Overnight Federal Home Loan Bank advances	8,500,000	—
Federal Home Loan Bank advances	13,674,117	15,295,144
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	961,901	968,712
Accrued interest payable and other liabilities	608,396	580,216

Total liabilities	188,242,492	177,811,683

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 and 2,121,220 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	18,658,386	17,734,155
Accumulated earnings (deficit)	123,415	(282,585)
Accumulated other comprehensive loss	(427,359)	(211,196)

Total shareholders’ equity	18,354,442	17,240,374

Total liabilities and shareholders’ equity	$206,596,934	$195,052,057

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and divdend income:
Loans, including fees	$2,515,946	$2,075,429	$6,992,354	$5,862,717
Securities	347,840	311,123	1,115,008	981,559
Interest-bearing deposits and federal funds sold	30,040	23,893	121,951	47,300
Dividends on federal bank stock	19,405	16,347	55,757	43,748

Total interest income	2,913,231	2,426,792	8,285,070	6,935,324

Interest expense:
Deposits	982,651	672,052	2,757,245	2,142,855
Overnight Federal Home Loan Bank advances	47,491	—	53,406	—
Federal Home Loan Bank advances	81,033	128,493	259,425	332,638
Subordinated debentures	70,722	70,722	212,166	212,166
Repurchase agreements	4,896	—	4,896	—
Capital leases	37,676	38,014	113,294	114,272

Total interest expense	1,224,469	909,281	3,400,432	2,801,931

Net interest income	1,688,762	1,517,511	4,884,638	4,133,393

Provision for loan losses	103,000	71,000	210,046	306,000

Net interest income after provision for loan losses	1,585,762	1,446,511	4,674,592	3,827,393

Noninterest income:
Service charges and other fees	138,058	110,335	392,345	310,700
Gain (loss) on sales of securities available for sale, net	—	(5,237)	—	7,910
Gain on sale of loans	—	—	9,782	—
Loss on disposal of fixed assets	(2,505)	—	(6,929)	—
Gain on sale of repossessed assets	—	—	7,000	—
Other income	7,957	2,610	18,750	7,167

Total noninterest income	143,510	107,708	420,948	325,777

Noninterest expense:
Salaries and benefits	792,251	531,797	2,117,255	1,482,402
Occupancy and equipment	192,253	166,591	589,350	468,051
Professional fees	95,780	109,288	371,497	305,911
Franchise tax	58,269	56,034	191,782	177,440
Data processing	132,201	111,819	442,426	323,311
Marketing and advertising	36,141	38,416	117,811	122,069
Stationery and supplies	29,622	28,756	89,448	67,717
Intangible asset amortization	52,199	9,042	164,298	9,042
Deposit expenses and insurance	33,289	40,124	110,339	132,345

Other expenses	95,722	62,352	288,318	216,882

Total noninterest expense	1,517,727	1,154,219	4,482,524	3,305,170

Earnings before income tax expense	211,545	400,000	613,016	848,000
Income tax expense	71,545	—	207,016	—

NET EARNINGS	140,000	400,000	406,000	848,000
Other comprehensive income (loss), net of tax	(121,628)	667,560	(216,163)	(52,821)

Comprehensive income	$18,372	$1,067,560	$189,837	$795,179

Basic earnings per share	$0.06	$0.19	$0.19	$0.40
Diluted earnings per share	0.06	0.19	0.18	0.39
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Shareholders’ equity, beginning of period	$17,587,469	$15,799,286	$17,240,374	$16,044,467

Net earnings	140,000	400,000	406,000	848,000

Other comprehensive income (loss), net of tax:
Reclassification adjustment for amounts realized on securities sales included in net earnings	—	5,237	—	(7,910)
Net unrealized gain (loss) on available for sale securities arising during the period	(121,628)	662,323	(216,163)	(44,911)

Other comprehensive income (loss)	(121,628)	667,560	(216,163)	(52,821)

Proceeds from exercise of stock warrants	757,840	—	923,440	27,200

Proceeds from exercise of stock options	—	—	8,500	—

Redemption of stock warrants	(9,239)	—	(9,239)	—

Income tax benefit from exercise of stock options	—	—	1,530	—

Shareholders’ equity, end of period	$18,354,442	$16,866,846	$18,354,442	$16,866,846

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$406,000	$848,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization, net	407,595	206,736
Securities amortization and accretion, net	123,531	122,286
Federal Home loan Bank (FHLB) stock dividends	(30,700)	(20,000)
Provision for loan losses	210,046	306,000
Gain on sale of loans	(9,782)	—
Gain on sales of securities available for sale	—	(7,910)
Gain on sale of other real estate owned	—	(2,000)
Loss on disposal of fixed asset	6,929	—
Accretion of fair value purchase adjustments	(108,570)	—
Net change in:
Accrued interest receivable and other assets	(108,782)	(209,887)
Accrued interest payable and other liabilities	28,180	(423,570)
Deferred loan fees	39,337	(17,680)

Net cash provided by operating activities	963,784	801,975

Cash flows from investing activities:
Purchases of securities available for sale	(3,459,730)	(5,030,698)
Purchases of securities held to maturity	(197,764)	(343,188)
Purchases of certificates of deposit	(100,000)	—
Maturities, calls and paydowns of securities available for sale	7,087,751	5,805,295
Proceeds from sale of securities available for sale	—	4,104,915
Proceeds from sale of other real estate owned	—	72,000
Proceeds from sale of loans	257,418	—
Purchases of federal bank stock	(60,050)	(307,750)
Net change in loans	(22,144,600)	(20,953,443)
Purchases of premises and equipment	(1,296,830)	(46,918)

Net cash used by investing activities	(19,913,805)	(16,699,787)

Cash flows from financing activities:
Net change in deposits	1,238,900	3,977,117
Net change in repurchase agreements	2,400,137	—
Cash received from branch acquisition, net of assets acquired	—	14,565,618
Repayment of capital lease obligations	(6,811)	(5,831)
Proceeds from exercise of stock warrants	923,440	27,200
Redemption of stock warrants	(9,239)	—
Proceeds from exercise of stock options	8,500	—
Proceeds from overnight FHLB advances, net of repayments	8,500,000	—
Proceeds from FHLB advances	2,000,000	5,000,000
Repayments of FHLB advances	(3,621,027)	(1,094,882)

Net cash provided by financing activities	11,433,900	22,469,222

Net change in cash and cash equivalents	(7,516,121)	6,571,410
Cash and cash equivalents at beginning of period	16,989,323	8,184,819

Cash and cash equivalents at end of period	$9,473,202	$14,756,229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,366,585	$3,093,361
Federal income taxes	205,000	204,000
Noncash transactions:
Commitments to purchase securities held to maturity	$—	$306,262
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
Ohio Legacy is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. The Company began operations in October 2000. The Bank provides financial services through its full-service offices in Wooster, Millersburg, Canton and North Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with generally accepted accounting principles in the United States of America (GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by GAAP.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings as reported	$140,000	$400,000	$406,000	$848,000
Deduct stock-based compensation expense determined under fair value based method, net of tax effects	(55,000)	(56,000)	(263,000)	(246,000)

Pro forma net earnings	$85,000	$344,000	$143,000	$602,000

Basic earnings per share as reported	$0.06	$0.19	$0.19	$0.40
Pro forma basic earnings per share	0.04	0.16	0.07	0.28

Diluted earnings per share as reported	$0.06	$0.19	$0.18	$0.39
Pro forma diluted earnings per share	0.04	0.16	0.07	0.28
The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the nine months ended September 30, 2005 and 2004:

	August	April	February
	2005	2005	2004
Fair value, calculated	$4.76	$5.59	$6.25
Exercise price	$10.00	$12.00	$12.00
Risk-free interest rate, 10-year Treasury	4.23%	4.19%	4.05%
Expected stock price volatility	26.99%	25.91%	32.99%
Expected dividend rate	None	None	None
Expected life	10 years	10 years	10 years
(Continued)

8.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
BASIC:
Net earnings	$140,000	$400,000	$406,000	$848,000

Weighted average common shares outstanding	2,187,482	2,120,720	2,148,822	2,119,540

Basic earnings per share	$0.06	$0.19	$0.19	$0.40

DILUTED:
Net earnings	$140,000	$400,000	$406,000	$848,000

Weighted average common shares outstanding	2,187,482	2,120,720	2,148,822	2,119,540
Dilutive effect of stock options	7,850	11,929	20,862	15,887
Dilutive effect of stock warrants	4,165	24,248	31,535	37,178

Total common shares and dilutive potential common shares	2,199,497	2,156,897	2,201,219	2,172,605

Diluted earnings per share	$0.06	$0.19	$0.18	$0.39

(Continued)

9.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
Loans, by collateral type, were as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Balance	Percent	Balance	Percent
Residential real estate	$56,404,752	36.3%	$50,728,231	38.0%
Multifamily residential real estate	9,831,591	6.3	10,147,946	7.6
Commercial real estate	51,053,017	32.9	36,364,724	27.2
Construction	11,616,777	7.5	13,315,449	10.0
Commercial	14,606,178	9.4	10,709,713	8.0
Consumer and home equity	11,716,175	7.6	12,250,004	9.2

Total loans	155,228,490	100.0%	133,516,067	100.0%

Less: Allowance for loan losses	(1,289,160)		(1,263,655)
Net deferred loan fees	(207,677)		(168,340)

Loans, net	$153,731,653		$132,084,072

At September 30, 2005, and December 31, 2004, approximately $27,809,000 and $19,118,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.
Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,215,760	$1,225,553	$1,263,655	$1,121,913
Provision for loan losses	103,000	71,000	210,046	306,000
Loans charged-off	(34,096)	(9,413)	(189,966)	(144,013)
Recoveries	4,496	869	5,425	4,109

Balance, end of period	$1,289,160	$1,288,009	$1,289,160	$1,288,009

Allowance for loan losses, percent of total loans	0.83%	0.98%

Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2005, and December 31, 2004, and during the three and nine months ended September 30, 2005 and 2004:

	September 30,	December 31,
	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	464,811	1,059,560

Impaired loans, some also included in nonaccrual loans	$345,000	$974,000
Amount of the allowance for loan losses allocated to impaired loans	27,000	120,000

10.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income foregone on nonaccrual loans	$7,192	$3,073	$35,982	$4,308

Average of impaired loans during the period	$321,000	$209,000	$572,000	$133,000
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized during impairment	—	—	6,747	—
The contractual amount of loan commitments, which are generally made for periods of 60 days or less, and unused lines of credit with off-balance sheet risk were as follows at September 30, 2005, and December 31, 2004:

	September 30,	December 31,
	2005	2004
Commitments to make loans, variable-rate	$799,700	$5,471,000
Unused lines of credit, variable-rate	$16,178,000	$17,015,000
NOTE 4 — PREMISES AND EQUIPMENT
Premises and equipment were as follows at September 30, 2005, and December 31, 2004:

	September 30,	December 31,
	2005	2004
Land	$524,559	$31,836
Office building	1,003,000	1,003,000
Leasehold improvements	977,068	971,502
Furniture, fixtures and equipment	1,285,861	1,139,661

Premises and equipment, cost	3,790,488	3,145,999
Less: Accumulated depreciation	(1,061,123)	(876,931)

Premises and equipment in service, net	2,729,365	2,269,068
Construction in progress	586,307	—

Premises and equipment, net	$3,315,672	$2,269,068

Construction in progress includes capitalized interest of $2,960.

11.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — REPURCHASE AGREEMENTS
Securities sold under agreements to repurchase (repurchase agreements) are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	Three Months	Nine Months
	September 30,	September 30,
	2005	2005
Average daily balance during the period	$593,000	$199,000
Average interest rate during the period	3.28%	3.28%
Maximum month-end balance during the period	$2,400,137	$2,400,137
Weighted average interest rate at end of period	3.50%	3.50%
NOTE 6 — STOCK WARRANTS
In connection with the Company’s initial public offering in October 2000, the Company issued to shareholders one stock warrant for every five shares of common stock purchased, resulting in the issuance of 190,300 warrants (IPO Warrants). Each warrant entitled the holder to purchase one common share at $10.00 per share.
On June 9, 2005, the Company announced that it called for redemption of the IPO Warrants. In accordance with the terms of the IPO Warrants, the Company set August 6, 2005, as the “Redemption Date.” Warrant holders had until August 5, 2005, to exercise their right to purchase the Company’s common stock underlying the IPO Warrants at a price of $10.00 per share. All outstanding IPO Warrants terminated at 5:00 p.m., New York Time, on August 5, 2005. On the Redemption Date, the Company redeemed 92,394 IPO warrants at a redemption price of $0.10 (ten cents) per warrant.

12.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of September 30, 2005, and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004. This discussion is provided to give shareholders a more comprehensive review of the Company’s operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, reference to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis (MD&A) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as: “may,” “might,” “could,” “would,” “should,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project” or “continue” or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	anticipated changes in industry conditions created by state and federal legislation and regulations;

•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	retention of our existing client base and our ability to attract new clients, especially core deposits;

•	the development of new products and services and their success in the marketplace;

•	the adequacy of the allowance for loan losses; and

•	statements regarding our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.
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
(Continued)

13.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
OVERVIEW
The following key factors summarize changes in our financial condition during the three and nine months ended September 30, 2005:
•	total assets increased 5.9% during the nine month period to $206.0 million at September 30, 2005. Total assets increased $4.6 million during the third quarter of 2005;

•	deposits increased $1.1 million from year end 2004. However, total deposits decreased $4.2 million during the third quarter of 2005;

•	loan growth was $21.6 million during the nine months of 2005, with growth of $8.1 million occurring in the third quarter;

•	the significant runoff in core deposits during the third quarter of 2005 resulted in a higher cost of funds as we borrowed from the Federal Home Loan Bank of Cincinnati to fund loan growth and liquidity; and,

•	we constructed our fifth banking office.
The following key factors summarize our results of operations during the three months ended September 30, 2005:
•	net earnings totaled $140,000, a decrease from the $400,000 recorded during the third quarter of 2004;

•	we did not recognize federal income tax expense in 2004 due to a valuation allowance on our deferred tax assets. Net earnings before income tax were $212,000 in 2005;

•	net interest income increased 11% over the third quarter of 2004;

•	net interest spread fell 3 basis points from the second quarter of 2005 as the cost of funds increased more than the yield on assets;

•	net interest margin was flat compared to the second quarter of 2005 and the third quarter of 2004 as we were able to increase net earning assets to offset a decreasing net interest spread; and,

•	while noninterest expense was higher in 2005 compared to 2004, noninterest expense decreased from the second quarter of 2005.
The following forward-looking statements describe our near-term outlook:
•	the flat yield curve is compressing the spread earned between new loans and our funding sources;

•	we are experiencing significant pricing pressure on money market funds from large regional and national banks;

•	we expect compensation and occupancy expense to increase in the fourth quarter of 2005 and in early 2006 due to the launch of our fifth banking office and the addition of personnel focusing on the development and growth of our deposit products and sales efforts;

•	we have hired a Chief Deposit Officer and are in the process of realigning our branch personnel to improve our deposit gathering program;

•	we expect to grow the loan portfolio and shift assets toward loans to offset rising deposit and borrowing costs; and,

•	our loan and securities portfolios are primarily variable-rate, which should mitigate some of the impact of sharply-rising market rates for deposits and borrowings
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

14.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the loan balance cannot be collected.
FINANCIAL CONDITION
Assets. At September 30, 2005, assets totaled $206.6 million, an increase of $11.5 million, or 5.9%, from year-end 2004. Asset growth during the first nine months of 2005 was funded by an increase in deposits of $1.1 million and borrowings from the Federal Home Loan Bank of $6.9 million. Repurchase agreements provided an additional $2.4 million of funds. Asset mix continued to shift toward loans by using cash from paydowns on securities, as well as by deploying new deposit and borrowing balances into the loan portfolio. Loans, net of the allowance for loan losses, comprised 74% and 68% of assets at September 30, 2005, and December 31, 2004, respectively.
Securities. Total securities decreased by $2.6 million during the third quarter of 2005. The decrease was the result of prepayments on mortgage-backed securities caused by refinancing of loans underlying the securities. During the first quarter of 2005, securities increased $1.2 million as we invested excess liquidity in short-duration mortgage-backed securities. At September 30, 2005, mortgage-backed securities (MBS) comprised 77% of our securities portfolio. We anticipate continued growth in loan originations through 2005 and, thus, have given preference to MBS with short average lives and duration to provide an additional source of liquidity through principal paydowns. At September 30, 2005, approximately 44% of our securities portfolio was comprised of variable-rate MBS and $6.0 million were scheduled to reprice during the fourth quarter of 2005 and fiscal year 2006.
Loans. At September 30, 2005, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $153.7 million, an increase of $8.1 million from June 30, 2005, and $21.6 million from year-end 2004. During the third quarter of 2005, the largest increase in loans came in the commercial real estate portfolio, which grew $5.2 million, while loans secured by residential real estate increased $1.4 million.
For the nine month period ending September 30, 2005, the commercial real estate loan portfolio had the largest increase, growing $14.7 million, or 40%. Loans secured by residential real estate grew $5.7 million, or 11%, during the first nine months of 2005. While Note 3 to the consolidated financial statements discloses that $56.4 million, or 36%, of the loan portfolio is secured by residential real estate, this component includes approximately $18.5 million of residential real estate loans, including nonowner-occupied rental properties, that were underwritten as commercial projects. These loans are currently priced 120 basis points higher than our conventional owner-occupied residential real estate loans and are mostly variable rate.
After attempting to increase the size and improve the profitability of our credit card portfolio during 2004, we decided to sell the loans to another financial institution during the first quarter of 2005. Proceeds from the sale of the credit card portfolio were $257,000 and the recognized gain was $10,000 during the first quarter of 2005.
Allowance for loan losses and asset quality. At September 30, 2005, the allowance for loan losses was $1.3 million, or 0.83%, of total loans. Asset quality remained strong during the third quarter of 2005 as nonperforming loans totaled $465,000 at September 30, 2005, compared to $1.1 million at December 31, 2004. Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses are imminent. See “Significant Accounting Policies — Allowance for loan losses” above.
Premises and equipment, accrued interest receivable and other assets. Premises and equipment increased $1.0 million during the nine months ended September 30, 2005. In March 2005, we received approval from the Office of the Comptroller of the Currency to establish our fifth banking office in North Canton, Ohio. The office opened in late October-2005.
Other assets were primarily comprised of net deferred tax assets, which totaled $681,000 at September 30, 2005. The remaining increases in other assets can be attributed to accrued interest receivable, which increased due to higher balances of interest-earning assets.

15.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Deposits. The deposit portfolio decreased $4.2 million during the third quarter of 2005. Core deposit balances decreased $5.3 million as we continue to experience strong competitive pricing of money market deposits in our market areas. We have experienced a shift in our deposit portfolio mix as core deposits have decreased $4.1 million during the nine months of 2005 while certificates of deposit have grown $5.2 million. Additionally, some savings account customers migrated their balances with us to higher-yielding money market accounts, which increased our cost of funds. Average noninterest checking account balances were $3.4 million higher during the third quarter of 2005 than in 2004, which offset the decrease in average interest-bearing checking accounts of $2.2 million. Noninterest-bearing demand deposits comprised 7.56% of our deposits during 2005, compared to 6.01% during the first nine months of 2004.
We have undertaken a number of projects to increase core deposits. During the third quarter of 2005, we started weekly meetings with our branch managers to discuss deposit pricing and new account prospects. We also developed and launched several new checking account products and packages. In October 2005, we hired a Chief Deposit Officer to develop and manage our efforts to grow our core deposit account relationships. We have also begun to realign our banking office staff to allow branch managers and personal bankers to spend their time with outside sales and retention.
These endeavors will focus on commercial deposit relationships, which will also allow us to aggregate retail deposit relationships with the employees of those small and medium-sized enterprises (SME). We plan to hire deposit sales personnel in 2006 to drive our cash management products to SME clients. We also expect our fifth banking office, launched in October 2005 in North Canton, will allow us to increase our market share of core deposits in the Canton MSA.
The flat Treasury note yield curve has removed incentive for depositors to invest in long-term CDs, which adds liquidity and repricing risk to our balance sheet. Additionally, 22% of the September 30, 2005, CD portfolio is comprised of a product that allows the customer to change the rate paid on the CD once during the original term of the certificate. An additional 6% of the CD portfolio is comprised of a product that adjusts monthly based on the one-year constant maturity Treasury index. This optionality in the CD portfolio and the short average maturity of the accounts may result in higher rates being paid on these accounts if short-term interest rates continue to increase or if customers exercise their interest rate adjustment options.
The average balance of deposits in 2005 is significantly higher than in 2004 due to the acquisition of a banking office in Wooster, Ohio, in August 2004, which added $15.6 million in deposits. Additionally, we had a strong response to a promotion on our four-year CD product, which we offered in the fourth quarter of 2004.
Federal Home Loan Bank advances and Repurchase Agreements. The decrease in the deposit portfolio and the growth in the loan portfolio resulted in the need to draw additional net borrowings from the Federal Home Loan Bank of $5.6 million during the third quarter of 2005. At September 30, 2005, we held $8.5 million in overnight borrowings. We launched a new repurchase sweep product during the third quarter to attract commercial relationships. Repurchase agreements totaled $2.4 million at September 30, 2005, with a rate of 3.50%.
Common Stock Warrant Redemption. On June 9, 2005, we announced the redemption of the stock purchase warrants that were issued in connection with our initial public offering in October 2000 (“IPO Warrants”). Warrant holders had until August 5, 2005, to exercise their right to purchase common stock underlying the warrants at a price of $10.00 per share. All outstanding IPO Warrants terminated at 5:00 P.M., New York Time, on August 5, 2005. We received $791,240 in exercise proceeds after the redemption announcement. We redeemed 92,394 unexercised IPO warrants at a redemption price of $0.10 (ten cents) per warrant in mid-August.

16.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2005
Net earnings for the three months ended September 30, 2005, were $140,000, or $0.06 per share, compared to $400,000, or $0.19 per share, during the third quarter of 2004. Earnings before federal income tax expense were $212,000 during the third quarter of 2005 compared to $400,000 in 2004. We did not recognize federal income tax expense in 2004 due to a valuation allowance on our deferred tax assets.
Net interest income. During the three months ended September 30, 2005, net interest income grew 11% to $1.7 million from $1.5 million in the third quarter of 2004. Net interest margin (net interest income divided by average interest-earning assets) was 3.50% in the third quarter of 2005, flat compared to 3.52% in the third quarter of 2004 and 3.49% in the second quarter of 2005. Interest rate spread (the difference between the yield earned on assets and the cost of deposits and borrowings) was 3.16% in 2005 compared to 3.21% in the year-ago period, which is reflective of the cost of funds increasing faster than the yield on assets.
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

	Three months ended September 30,
	2005				2004
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$3,381		$30	3.52%	$6,759		$24	1.39%
Securities available for sale	37,286		341	3.66	32,699		311	3.74
Securities held to maturity (1)	804		10	5.22	11		—	5.55
Federal agency stock	1,456		19	5.33	1,325		16	4.98
Loans (2)	149,183		2,516	6.69	131,248		2,076	6.27

Total interest-earning assets	192,110		2,916	6.02	172,042		2,427	5.58

Noninterest-earning assets	9,042				6,884

Total assets	$201,152				$178,926

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,684		19	0.77	$11,874		26	0.86
Savings accounts	16,863		42	0.99	35,702		93	1.03
Money market accounts	28,392		186	2.60	3,415		9	1.07
Certificates of deposit	92,607		736	3.15	73,167		544	2.95

Total interest-bearing deposits	147,546		983	2.64	124,158		672	2.15
Other borrowings	22,418		241	4.31	27,982		237	3.39

Total interest-bearing liabilities	169,964		1,224	2.86	152,140		909	2.37

Noninterest-bearing demand deposits	12,449				9,078
Noninterest-bearing liabilities	711				1,473

Total liabilities	183,124				162,691
Shareholders’ equity	18,028				16,235

Total liabilities and shareholders’ equity	$201,152				$178,926

Net interest income; interest rate spread (3)			$1,692	3.16%			$1,518	3.21%

Net earning assets	$22,146				$19,902

Net interest margin (4)				3.50%				3.52%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.13	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

17.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. The shift in asset mix to loans from securities through growth in the loan portfolio and a higher yield on the loan portfolio helped to mitigate the impact of a flat-curve interest rate environment in the third quarter of 2005 as the yield on performing assets was 6.02%, an increase of 14 basis points from the linked-quarter and 44 basis points from the third quarter of 2004.
The yield earned on federal funds sold has improved as the Federal Reserve Bank has increased its discount rate and the targeted federal funds rates over the last twelve months. In structuring our securities portfolio, as noted earlier, we have given preference to mortgage-backed securities to provide an additional source of liquidity through principal paydowns to fund our loan growth. We have selected short-duration variable-rate issues, which sacrifice yield early in exchange for protection in a rising-rate environment when compared to fixed-rate securities. The yield on the securities portfolio has declined in 2005 as prepayments on MBS continued to accelerate the amortization of purchase premium on our older MBS as long-term mortgage rates remained favorable for consumers to refinance their mortgages. Our investment in variable-rate MBS should improve yield in 2006 as we expect $6 million of the securities portfolio to reprice between September 30, 2005, and December 31, 2006.
The yield on loans improved to 6.69% during the third quarter of 2005 as a result of the repricing of variable-rate loans, especially those loans indexed to the Prime rate, and a marginal yield on new loans that has exceeded our portfolio rate during 2005. The average rate of loans originated during the third quarter of 2005 was 7.02%. This compares favorably to the 6.53% rate on the rest of the portfolio. At September 30, 2005, approximately 21% of the loan portfolio reprices with changes in the Prime rate and 41% of the portfolio is indexed to the three-year constant maturity Treasury note rate. Approximately 25% of the loan portfolio is comprised of fixed-rate loans. Approximately 52%, or $81.4 million, of the September 30, 2005, loan portfolio is comprised of variable-rate loans that are scheduled to reprice during the fourth quarter of 2005 and fiscal year 2006.
Interest expense. The cost of funds increased 17 basis points during the third quarter of 2005 from the second quarter of 2005 due to a shift in the mix of funds, which became more dependent on CDs and borrowings, and increasing rates on those funds. Compared to the third quarter of 2004, the cost of funds was 49 basis points higher in 2005, also due to a shift to higher-costing money market and certificate of deposit accounts. The average rate paid on money market accounts was 153 basis points higher in the third quarter of 2005 than in 2004 and the average balance of our money market product increased by $25.0 million.
The cost of CDs was higher in the third quarter of 2005, compared to the third quarter of 2004, due to sharply higher short-term rates in 2005. We have found that CD customers are reluctant to accept long-term maturities in the current flat yield curve rate environment as they are not “rewarded” for extending their maturities. The weighted average maturity of our CD portfolio was 14 months at September 30, 2005, compared to 18 months at September 30, 2004. Nonetheless, the significant increase in short-term rates in 2005 caused the cost of CDs to increase 17 basis points during the third quarter of 2005 to 3.15% and to increase 20 basis points compared to the third quarter of 2004. See “Deposits” above for additional discussion on the liquidity and interest rate risk inherent in our CD portfolio. We expect our cost of funds to continue to rise during the fourth quarter of 2005 and early 2006. If we are successful in generating core deposit relationships, our cost of funds should be positively affected by reducing our reliance on higher-costing CDs.
Provision for loan losses. Net charge-offs and the provision for loan losses totaled $30,000 and $103,000, respectively, during the third quarter of 2005. We had an increase in loans delinquent greater than 30 days at September 30, 2005, compared to June 30, 2005. As a result, we recorded a higher provision for loan losses during the third quarter. We expect these borrowers to return to a current status during the fourth quarter. Our provision for loan losses can be expected to increase during periods when we are experiencing degradation in credit quality and as the risk of losses in the loan portfolio increases with changes in the portfolio’s composition.
Noninterest income. Service charges on deposit accounts increased to $138,000 from $110,000 in 2004 due to a higher volume of overdraft fees and returned check charges. As a percent of average assets, annualized noninterest income, excluding gains and losses, was 0.29% during the third quarter of 2005 compared to 0.25% during the same period in 2004. A loss on disposal of fixed assets totaled $3,000 during the third quarter of 2005. A loss on the sale of securities was recorded in 2004 for $5,000.

18.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense. Total noninterest expense was $1.5 million in the third quarter of 2005 compared to $1.2 million in the third quarter of 2004. Noninterest expense in the third quarter of 2005 was slightly lower than the second quarter of 2005.
Compared to 2004, salaries were higher in 2005 due to the addition of a branch in Wooster in the third quarter of 2004, during which only one month of personnel costs were recorded. Additionally, personnel expenses in 2005 increased due the hiring of operations employees in the first half of 2005 and the employment of branch personnel in the third quarter of 2005 for our fifth banking office in North Canton. This banking office opened on October 24, 2005. Personnel expense is expected to increase in the fourth quarter of 2005 due to the previously mentioned hiring of a Chief Deposit Officer in October 2005 and to reflect a full quarter of employment costs related to the North Canton personnel.
We expect salaries and benefits to increase in 2006 with the hiring of deposit sales personnel, another commercial lender and a credit administrator. Additionally, we will adopt Financial Accounting Standard (FAS) 123R on January 1, 2006, which requires the recognition of the estimated fair value of unvested stock options as compensation expense. We estimate the non-cash compensation expense associated with unvested options outstanding at September 30, 2005, will be $194,000 for fiscal 2006, assuming no changes in the current structure of outstanding stock options and no additional grants of options in 2006. We may grant additional options in 2005 and 2006 as may be required under existing commitments to employees or as required by our stock option plan.
Occupancy and equipment expenses increased with the addition of the Wooster Milltown banking office in August 2004. Rent and depreciation expense increased $13,000 each in the third quarter of 2005. We expect occupancy and equipment expense to increase during the fourth quarter of 2005 as a result of the launch of the North Canton banking office.
Professional fees were higher in the first half of 2005 due to management succession costs, consulting fees incurred to assist management with performing due diligence on information technology service contracts and audit fees as a result of the Sarbanes-Oxley Act. Professional fees decreased during the third quarter of 2005 as these costs abated.
Data processing expense increased during 2005 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to customers, including costs for internet banking and online bill payment. Data processing expense in the third quarter of 2005 decreased from the second quarter of 2005 as the Company realized a full quarter of the benefit from pricing discounts related to the renewal of information technology service agreements, which became effective late in the second quarter of 2005.
Intangible asset amortization. Intangible asset amortization relates to core deposit and other intangibles recognized with the acquisition of the Milltown banking office in Wooster in August 2004. Amortization in the third quarter of 2005 was $52,000 compared to $9,000 in 2004. The third quarter of 2004 reflects only one month of amortization.
Income taxes. Because of net operating losses during the years prior to December 31, 2002, a valuation allowance was recorded to offset deferred tax assets. We reversed the valuation allowance during 2004, which offset income tax expense during that year. The remaining valuation allowance was reversed on December 31, 2004, and we began recording income tax expense in 2005. The effective income tax rate during the third quarter of 2005 was 33.8%.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2005
Net earnings totaled $406,000 for the nine months ended September 30, 2005, or $0.18 per diluted share, compared to $848,000, or $0.39 per diluted share, during the first nine months of 2004. Earnings before federal income taxes totaled $613,000 during the first nine months of 2005 compared to $848,000 in 2004. We did not recognize federal income tax expense in 2004 due to a valuation allowance on our deferred tax assets.
Net interest income. During the nine months ended September 30, 2005, net interest income was $4.9 million, 18% higher than the $4.1 million recorded during 2004, primarily as a result of a higher balance of interest-earning assets

19.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
and improvements in interest rate spread. Net interest margin improved to 3.44% in 2005 from 3.35% in the first nine months of 2004 and interest rate spread improved to 3.13% during the first nine months of 2005 compared to 3.05% during 2004.
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

	Nine months ending September 30,
	2005				2004
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		paid	Rate	Balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$6,300		$122	2.59%	$5,461		$47	1.14%
Securities available for sale	39,494		1,097	3.70	35,122		981	3.69
Securities held to maturity (1)	699		27	5.32	4		—	5.55
Federal agency stock	1,421		56	5.23	1,197		45	4.96
Loans (2)	142,698		6,992	6.55	122,541		5,862	6.37

Total interest-earning assets	190,612		8,294	5.82	164,325		6,935	5.61

Noninterest-earning assets	8,879				6,672

Total assets	$199,491				$170,997

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,541		61	0.78	$10,647		66	0.82
Savings accounts	21,355		164	1.03	35,375		274	1.03
Money market accounts	25,855		501	2.59	3,135		21	0.90
Certificates of deposit	90,952		2,031	2.99	72,508		1,782	3.27

Total interest-bearing deposits	148,703		2,757	2.48	121,665		2,143	2.35
Other borrowings	20,388		643	4.21	24,363		659	3.61

Total interest-bearing liabilities	169,091		3,400	2.69	146,028		2,802	2.56

Noninterest-bearing demand deposits	12,167				7,783
Noninterest-bearing liabilities	698				1,019

Total liabilities	181,956				154,830
Shareholders’ equity	17,535				16,167

Total liabilities and shareholders’ equity	$199,491				$170,997

Net interest income; interest-rate spread (3)			$4,894	3.13%			$4,133	3.05%

Net earning assets	$21,521				$18,297

Net interest margin (4)				3.44%				3.35%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.13	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The yield on interest-earning assets improved to 5.82% during the nine months of 2005 compared to 5.61% in 2004. The yield on interest-bearing deposits in banks has increased in tandem with the target federal funds rate, which has been raised several times since mid-2004.
The yield on the securities portfolio improved during the first half of 2005 compared to 2004 as a result of purchases of securities made during the second half of 2004 and the first quarter of 2005 as interest rates were rising from their lows in mid-2004. However, the yield on the securities portfolio declined in the third quarter of 2005 as prepayments on MBS continued to accelerate the amortization of the purchase premium on our older MBS as long-term mortgage rates remained favorable for consumers to refinance their mortgages.

20.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
The yield on loans increased during 2005 compared to 2004 as a result of the upward repricing of variable-rate loans in 2005, especially those loans indexed to the Prime rate, and a marginal yield on new loans that has exceeded our portfolio rate during 2005. Interest income on loans was negatively impacted by a $46,000 charge to interest income related to nonaccrual loans during the first quarter of 2005.
Interest expense. Our overall cost of funds increased to 2.69% during the first nine months of 2005, compared to 2.56% in 2004. As noted earlier, the increase in the cost of deposits was driven primarily by the shift in funding mix to higher costing money market accounts and CDs. The cost of other borrowings has increased as the borrowings outstanding in June 2004 were drawn from the FHLB at historically-low rates and incremental borrowings since then have been at higher rates. At September 30, 2005, all FHLB advances are fixed rate, except for $8.5 million of overnight borrowings whose rates are subject to change daily.
Provision for loan losses. The provision for loan losses during the nine months of 2005 was $210,000, compared to $306,000 in 2004. Net charge-offs during the first nine months of 2005 totaled $185,000 and net charge-offs in 2004 totaled $140,000. Approximately half of the loans charged-off during 2005 were in the commercial and commercial real estate portfolios.
Noninterest income. Total noninterest income was $421,000 for the nine months ended September 30, 2005, compared to $326,000 during the same period in 2004. The 2005 amount includes $10,000 of gains from the sale of our credit card portfolio, a $7,000 gain on the sale of repossessed assets and a $7,000 loss on the disposal of fixed assets. The increase in overdraft fees and other service charges on deposit accounts was due to higher volume of deposit customers and the related fees associated with those accounts as demand deposit accounts comprised a greater share of our deposit portfolio in 2005. Annualized noninterest income, excluding gains and losses, totaled 0.27% of average assets during the first nine months of 2005 compared to 0.25% in 2004.
Noninterest expense. Total noninterest expense increased to $4.5 million during 2005 from $3.3 million in 2004. The efficiency ratio increased to 81.5% during 2005 compared to 74.1% during the first nine months of 2004. Annualized noninterest expense, excluding intangible asset amortization, was 2.89% of average assets in 2005 compared to 2.57% during the first half of 2004.
Salaries and benefits were higher in 2005 due to the addition of a branch in Wooster and the hiring of a commercial lender, branch personnel for our new banking office in North Canton, and operations personnel to support future growth. Occupancy and equipment expenses increased with the addition of the Wooster Milltown banking office in August 2004. Professional fees were higher in the first half of 2005 due to management succession costs related to the use of an executive search firm, legal expenses related to the nonaccrual loans and consulting fees incurred to assist management with performing due diligence on information technology service contracts. Audit fees also increased in 2005 as a result of the Sarbanes-Oxley Act. Data processing expense increased during 2005 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to clients, including set-up costs for Internet banking and online bill payment. We launched Internet banking for retail customers in March 2005 and released online cash management services for commercial customers in May 2005. Intangible asset amortization is higher in 2005 compared to 2004 as 2004 has only one month of amortization related to the acquisition of the Milltown office in August 2004.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of September 30, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

21.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months	Year ended December 31,
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter
Certificates of deposit	$12,065	$47,795	$21,070	$8,413	$2,924	$1,527
FHLB advances (1)	10,378	4,362	7,434	—	—	—
Subordinated debentures (2)	—	—	—	—	—	3,325
Capital lease obligations (3)	41	168	179	181	181	1,337
Operating leases	49	208	199	183	183	685
Repurchase agreements	2,400	—	—	—	—	—
Deposits without maturity	64,943	—	—	—	—	—

(1)	Includes $8,500 of overnight borrowings

(2)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.

(3)	Includes $1,125 of amounts allocable to interest payments over the remaining term of the leases.
Note 3 to the consolidated financial statements discloses in greater detail other loan commitments and contingencies and the various obligations that exists under those agreements.
At September 30, 2005, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which was formed in March 2002 for the sole purpose of issuing trust preferred securities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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
During the first nine months of 2005, cash and cash equivalents decreased $7.5 million to $9.5 million at September 30, 2005. Cash and cash equivalents represented 4.6% of total assets at September 30, 2005, and 8.7% of total assets at December 31, 2004. We invested excess liquid funds, paydowns/maturities from our securities portfolio, deposit growth, and FHLB borrowings into loans during the first half of 2005. Our loans to deposits and loans to interest-earning assets ratios increased during the first nine months of 2005 as loan growth has outpaced

22.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
deposit growth. Approximately 19% of our fixed-term funding sources (certificates of deposit and FHLB advances) will mature during the remainder of 2005.
CAPITAL RESOURCES
Total shareholders’ equity was $18.4 million at September 30, 2005, an increase of $1.1 million from December 31, 2004. The increase in equity was a result of earnings retention of $406,000 and proceeds of $924,000 from the exercise of stock purchase warrants and stock options. Higher interest rates increased the unrealized loss on securities available for sale by $216,000, net of tax, which partially offset those increases.
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
Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2005:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$22,892	15.6%	$11,753	8.0%	$14,691	10.0%
Ohio Legacy Bank	20,873	14.2	11,753	8.0	14,691	10.0

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$21,603	14.7%	$5,876	4.0%	$8,815	6.0%
Ohio Legacy Bank	19,584	13.3	5,876	4.0	8,815	6.0

Tier 1 capital to average assets
Ohio Legacy Corp	$21,603	10.7%	$8,071	4.0%	$10,089	5.0%
Ohio Legacy Bank	19,584	9.7	8,051	4.0	10,063	5.0
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of the current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

23.

Item 3. Controls and Procedures
As of September 30, 2005, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.
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

24.

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.3	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.3	(3)	Employment Agreement with Mr. Douce

10.4	(7)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(7)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.9	(7)	Employment Agreement with Mr. Nadeau

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

10.12	(8)	Employment and Consulting Agreement with Mr. Douce, effective January 1, 2006

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2 on page 9 of this Form 10-QSB)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	- Incorporated by reference to Registrant’s Form 8-K filed on May 26, 2005

(8)	- Incorporated by reference to Registrant’s Form 8-K filed on August 4, 2005

25.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)
Date: November 14, 2005	By:	/s/ L. Dwight Douce
L. Dwight Douce
President, Chief Executive Officer and Director

Date: November 14, 2005	By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer, Senior Vice President and Treasurer

26.