Form 10KSB
period 2005-12-31
OHIO LEGACY CORP
filed 2006-03-31
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Title of class)
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the year ended December 31, 2005, were $11,937,929.
At March 15, 2006, the registrant had 2,214,564 Common Shares issued and outstanding and the aggregate market value of the voting shares held by nonaffiliates of the registrant, based on a closing price of $9.89 per share, was approximately $15,100,418.
DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB — Portions of 2005 Annual Report to Shareholders for the year ended December 31, 2005
Part III of Form 10-KSB — Portions of Proxy Statement for the 2005 Annual Meeting of Shareholders
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. Description of Business.
Background
Ohio Legacy Corp (Ohio Legacy) is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. Ohio Legacy has one wholly-owned subsidiary, Ohio Legacy Bank, N.A (Bank). Hereafter, unless otherwise noted, the “Company,” “us,” “we,” and “our” refer to Ohio Legacy, together with the Bank. Ohio Legacy was incorporated on October 2, 2000 and the bank opened for business on October 3, 2000.
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
During the first quarter of 2002, Ohio Legacy created Ohio Legacy Trust I (Trust) for the sole purpose of issuing 8.25% trust preferred securities. The issuance of the trust preferred securities generated $3,325,000, of which $3,100,000 was infused by Ohio Legacy into the Bank as a capital contribution. Prior to December 31, 2003, the Trust was consolidated with the Company but is now reported separately as a result of the Company’s adoption of a newly issued accounting interpretation. Additional information on the accounting treatment for the Trust is detailed in Note 9 of the Ohio Legacy Corp Annual Report to Shareholders for the year ended December 31, 2005 (Annual Report), which is filed as Exhibit 13 to this Form 10-KSB.
Products and Services
The Company, through the Bank’s five offices, provides retail and commercial banking services to its customers, who are located primarily in Holmes, Stark and Wayne Counties in north east-central Ohio. These products include checking and savings accounts, cash management services, time deposits, safe deposit box facilities and courier services, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers.
Commercial and Construction Lending Products
Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the cash flow of the related businesses. These loans typically are secured by business assets such as equipment or inventory. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether or not to grant the credit. Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Additionally, the historical performance of the company the business principles and the industry are reviewed prior to the extension of credit. Commercial loans comprised 8% of the loan portfolio at December 31, 2005.
Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings; and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan. Commercial real estate and multifamily real estate loans comprised 40.3% of the loan portfolio at December 31, 2005.

Construction loans are secured by residential and business real estate. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 7.3% of the loan portfolio at December 31, 2005.
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
Residential real estate, consumer and home equity loans comprised 44.4% of the total loan portfolio at December 31, 2005.

Deposit Products
The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit, internet banking, cash management and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Wayne, Stark and Holmes Counties in Ohio and conducive to the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor.
Employees
At December 31, 2005, the Bank employed 66 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.
Competition
The Bank operates in a highly competitive industry. In its primary market areas of Stark, Wayne and Holmes Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on various securities which comprise the Bank’s investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to the depositor. The dominant pricing mechanisms on loans are the Prime interest rate as published in the Wall Street Journal and US Treasury Note rates with three-year or five-year maturities. The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed and set weekly by management. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest rate spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the Securities and Exchange Commission (SEC) do not contain any untrue statement of a material fact.
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
Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of national banks and bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. It is the intention of the Company to remain a “well capitalized” bank. The Bank had risk-based capital ratios above regulatory minimum requirements at December 31, 2005.

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
Community Reinvestment Act. The Community Reinvestment Act (CRA) requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under the CRA, each institution is required to adopt a statement for each of its marketing areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are examined periodically for compliance and are assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

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
Effects of Government Monetary Policy
The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Bank Board regulates monetary policy, credit conditions and interest rates that may influence general economic conditions primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. The Federal Reserve Bank Board’s monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Ohio Legacy Bank, and are expected to continue to do so in the future.
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
Forward-Looking Statements. This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), as amended, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	anticipated changes in industry conditions created by state and federal legislation and regulations;

•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	retention of our existing customer base and our ability to attract new customers;

•	the development of new products and services and their success in the marketplace;

•	the adequacy of the allowance for loan losses; and,

•	statements regarding our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.
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
general economic and business conditions.
Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-KSB.

Industry Guide 3 — Item I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
A. & B. Average Balance Sheets and Related Analysis of Net Interest Earnings
The following table sets forth information relating to the Company’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Year ended December 31,
	2005				2004
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,581		$157	2.82%	$6,800		$101	1.48%
Securities available for sale	38,336		1,426	3.72	35,897		1,322	3.68
Securities held to maturity (1)	734		39	5.29	163		6	5.45
Federal Reserve Bank stock	1,432		77	5.40	1,240		62	4.96
Loans (2)	146,242		9,669	6.61	125,058		7,982	6.37

Total interest-earning assets	192,325		11,368	5.91	169,158		9,473	5.58

Noninterest-earning assets	9,140				6,600

Total assets	$201,465				$175,758

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,497		81	0.78	$11,086		92	0.83
Savings accounts	19,856		197	0.99	34,543		357	1.03
Money market accounts	26,254		679	2.59	4,721		69	1.46
Certificates of deposit	91,617		2,848	3.11	75,565		2,309	3.06

Total interest-bearing deposits	148,244		3,805	2.57	125,915		2,827	2.24
Other borrowings	21,905		935	4.27	23,823		873	3.66

Total interest-bearing liabilities	170,129		4,740	2.79	149,738		3,700	2.47

Noninterest-bearing demand deposits	12,893				8,783
Noninterest-bearing liabilities	758				896

Total liabilities	183,780				159,417
Shareholders’ equity	17,685				16,341

Total liabilities and shareholders’ equity	$201,465				$175,758

Net interest income; interest-rate spread (3)			$6,628	3.12%			$5,773	3.11%

Net earning assets	$22,196				$19,420

Net interest margin (4)				3.45%				3.41%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.13	x

(1)	Yield calculated on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	$(21)	$77	$56	$(1)	$26	$25
Securities available for sale	104	—	104	(1)	(33)	(34)
Securities held to maturity	33	—	33	6	—	6
Federal agency stock	10	5	15	31	(4)	27
Loans	1,392	295	1,687	2,197	(545)	1,652

Total assets	$1,518	$377	$1,895	$2,232	$(556)	$1,676

Change in interest expense attributable to:
Interest-bearing demand deposits	$(5)	(6)	$(11)	$30	(22)	$8
Savings accounts	(147)	(13)	(160)	(55)	(151)	(206)
Money market accounts	523	87	610	21	25	46
Certificates of deposit	498	41	539	410	(581)	(171)
Other borrowings	(74)	136	62	769	(373)	396

Total interest-bearing liabilities	$795	$245	$1,040	$1,175	$(1,102)	$73

Change in net interest income			$855			$1,603

Industry Guide 3 — Item II. Investment Portfolio
A.	This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 2 to the Consolidated Financial Statements on page 11 and is incorporated in this document by reference.

B.	Equity securities consist of Federal Home Loan Bank and Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.

	Maturities of Investment Securities (Dollars in thousands)

	Due in one		Due after one		Due after five		After
	year or less		through five years		through ten years		ten years

		Weighted		Weighted		Weighted
		Average		Average		Average		Weighted Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	$—	—%	$7,209	3.28%	$—	—	$—	—
Mortgage-backed	—	—	756	4.44%	4,638	4.62%	20,429	4.48%
Municipal	—	—	—	—	—	—	838	5.04 (1)

	$—	—%	$7,965	3.38%	$4,638	4.62%	$21,267	4.50%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
(1) Fully tax-equivalent based on federal income tax structure applicable at December 31, 2005.

C.	Excluding holdings of U.S. Government-sponsored enterprises, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2005.
Industry Guide 3 — Item III. Loan Portfolio
A.	Types of Loans

This information is contained in the Annual Report, which is filed as Exhibit 13 under Note 3 to the Consolidated Financial Statements on page 14 and is incorporated in this document by reference.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2005:

	Maturing
		After one
	One year	through	After five
(Dollars in thousands)	or less	five years	years	Total
Fixed rate:
Commercial	$45	$2,360	$1,071	$3,476
Commercial real estate	—	937	—	937
Real estate construction	—	1,131	65	1,196

Total fixed rate	$45	$4,428	$1,136	$5,609

Variable rate:
Commercial	$485	$8,514	$330	$9,329
Commercial real estate	213	53,372	—	53,585
Multifamily residential real estate	—	9,930	—	9,930
Real estate construction	238	10,302	22	10,562

Total variable rate	$936	$82,118	$352	$83,406

C. Risk Elements
1.	Nonaccrual, Past Due and Restructured Loans — This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 3 to the Consolidated Financial Statements on page 15 and is incorporated in this document by reference.

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

2.	Potential Problem Loans — At December 31, 2005, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 — Item III.C.1.

3.	Foreign Outstandings — There were no foreign loans outstanding during any period presented.

4.	Loan Concentrations — At December 31, 2005, approximately $16,316,000 of loans were made to individuals or companies involved in the rental of residential real estate. This concentration accounts for 10.2% of total loans at that date. Loans to individuals or companies involved in the leasing of commercial real estate total $14,381,000 or 9.0% of total loans at December 31, 2005.
D.	Other Interest-bearing Assets — At December 31, 2005, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 — Item III.C.1. or 2 if such assets were loans.
Industry Guide 3 — Item IV. Summary of Loan Loss Experience
A.	Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the year ended December 31 was as follows:

	2005	2004
Balance, January 1	$1,263,655	$1,121,913
Provision for loan losses	523,046	306,000
Loans charged-off:
Residential real estate	(45,176)	(21,751)
Commercial	(92,695)	(78,461)
Consumer and home equity	(65,787)	(69,161)

Total loans charged-off	(203,658)	(169,373)
Recoveries, consumer and home equity	6,364	5,115

Balance, December 31	$1,589,407	$1,263,655

Balance as a percentage of total loans	0.99%	0.95%

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

B.	Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

	2005		2004
		Percentage of		Percentage of
		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans
Commercial	$178,000	8.0%	$163,000	8.0%
Commercial real estate	846,000	34.1	528,655	27.2
Multifamily residential real estate	99,000	6.2	174,000	7.6
Residential real estate	320,000	37.1	198,000	38.0
Construction	29,000	7.3	33,000	10.0
Consumer and home equity	117,000	7.3	167,000	9.2

Total	$1,589,000	100.0%	$1,263,655	100.0%

Industry Guide 3 — Item V. Deposits
A.	Average Amount and Average Rate Paid On Deposits. This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 6 to the Consolidated Financial Statements on page 18 and is incorporated in this document by reference.

B.	Other categories – not applicable.

C.	Foreign deposits – not applicable.

D.	The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2005:

Three months or less	$7,368,899
Over three through six months	4,250,861
Over six through twelve months	10,730,690
Over twelve months	15,857,298

Total	$38,207,748

E.	Time deposits greater than $100,000 issued by foreign offices – not applicable.
Industry Guide 3 — Item VI. Return on Equity and Assets
This information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Comparative Summary of Selected Financial Data” on page 28 and is incorporated in this document by reference.

Industry Guide 3 — Item VII. Short-Term Borrowings
During 2005 the Company entered into repurchase agreements and short-term FHLB advances. This information is contained in the Annual Report, which is filed as Exhibit 13 under Note 7 and Note 8 to the Consolidated Financial Statements on pages 18 and 19 and is incorporated in this document by reference.
Item 2. Description of Property.
The Bank currently leases and operates five banking offices, including its main office, and an operations center:
1.	Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)

2.	Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (operating lease)

3.	Millersburg Branch Office, 225 North Clay Street, Millersburg, Ohio, 44654 (capital lease)

4.	Wooster Milltown Branch Office, 3562 Commerce Parkway, Wooster, Ohio 44681 (operating lease)

5.	North Canton Branch Office, 600 South Main Street, North Canton, Ohio 44720 (own)

6.	Wooster Operations Center, 111 South Buckeye Street, Wooster, Ohio, 44691 (operating lease)
The Company leases the branch office in Millersburg from two directors of the Bank and shareholders of the Company. The term of the lease is fifteen years, which commenced upon occupancy of the property in March 2002. Rent is $87,000 annually for the first five years with increases to $96,000 for years six through ten and to $105,000 for years eleven through fifteen.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the security holders in the fourth quarter of 2005.

PART II
     Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
     The Company’s common stock is publicly traded on the NASDAQ SmallCap Market under the ticker symbol OLCB. At March 15, 2006, there were 2,214,564 Common Shares of the Company issued and outstanding and there were 270 holders of record. The following table summarizes the highest and lowest closing price of the Company’s stock during 2005 and 2004:

	2005		2004
	HIGH	LOW	HIGH	LOW
First Quarter	$14.98	$12.75	$13.25	$10.78
Second Quarter	12.99	10.24	12.51	10.54
Third Quarter	10.74	9.24	11.50	10.00
Fourth Quarter	9.95	9.05	15.00	11.50
No cash dividends were paid during 2005 or 2004. The information regarding the restrictions on the Company’s ability to pay dividends is contained in the Annual Report, which is filed as Exhibit 13, under Note 13 to the consolidated financial statements and is incorporated in this document by reference.
There are no matters to report under (b) and (c) of this Item 5.
Item 6. Management’s Discussion and Analysis.
The information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29 through 39 and is incorporated in this document by reference.
Item 7. Financial Statements.
The Consolidated Financial Statements and the report of Crowe Chizek and Company LLC dated March 8, 2006, appearing in the Annual Report, which is filed as Exhibit 13, on pages 2 through 6 are incorporated in this document by reference.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.
Item 8A. Controls and Procedures.
The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2005, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information.
There are no matters to be reported under this item.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
The information contained in the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Ohio Legacy Corp (Proxy Statement) under the captions “Proposal 1 Election of Directors” on pages 1 through 3, “Executive Officers” on page 4, “Compliance with Section 16(a) of the Exchange Act” on page 12, and “Report of the Audit and Compliance Committee” on pages 16 and 17 is incorporated in this document by reference.
The Company’s Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers of the Company. The code of ethics is available on the Company’s website, http://www.ohiolegacycorp.com, and is incorporated by reference to Exhibit 14 to this Form 10-KSB.
Item 10. Executive Compensation.
The information contained in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” on pages 5 through 7 and “Report of the Compensation Committee” on pages 8 and 9 is incorporated in this document by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 10 and 11 and is incorporated in this document by reference.

Equity Compensation Plan Table
The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company and the number of securities remaining available for future issuance as of the end of the 2005 fiscal year.

Number of securities
remaining available
for future issuance
under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options	outstanding	reflected in column
	and warrants	options and warrants	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	435,750 (1)	$9.41	113,250

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes 150,000 warrants granted to directors and officers of the Company.
Item 12. Certain Relationships and Related Transactions.
The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” on page 12 is incorporated in this document by reference.

Item 13. Exhibits

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.3	(3)	Employment Agreement with Mr. Douce
10.4	(3)	Employment Agreement with Mr. Pettit
10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.7	(5)	Employment Agreement with Mr. Boss
10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp
10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004
11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to page 9 of the 2005 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-KSB)
13		2005 Annual Report to Shareholders
14		Code of Ethics
20		Proxy Statement for the 2006 Annual Meeting of Shareholders
21		Subsidiary of Ohio Legacy Corp
23		Consent of Crowe Chizek and Company LLC
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005
Item 14. Principal Accountant Fees and Services.
The information contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” on pages 12 through 13 and is incorporated in this document by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

(Registrant)

By:	/s/ D. Michael Kramer

D. Michael Kramer
President and Chief Executive Officer and acting Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ D. Michael Kramer

D. Michael Kramer
President and Chief Executive Officer and acting Chief Financial Officer and acting Principal Accounting Officer
Date: March 30, 2006

By:	/s/ L. Dwight Douce

L. Dwight Douce
Executive Vice President and Director
Date: March 30, 2006

By:	/s/ D. William Allen

D. William Allen, Director
Date: March 30, 2006

By:	/s/ Robert F. Belden

Robert F. Belden, Director
Date: March 30, 2006

By:	/s/ Scott J.Fitzpatrick

Scott J. Fitzpatrick, Director
Date: March 30, 2006

By:	/s/ Gregory A. Long

Gregory A. Long, Director
Date: March 30, 2006

By:	/s/ Daniel H. Plumly

Daniel H. Plumly, Director
and Secretary
Date: March 30, 2006

By:	/s/ Melvin J. Yoder

Melvin J. Yoder, Director
Date: March 30, 2006

By:	/s/ J. Edward Diamond

J. Edward Diamond, Director
Date: March 30, 2006