Form 10QSB
period 2006-03-31
OHIO LEGACY CORP
filed 2006-05-15
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
(330) 263-1955

Issuer’s telephone number
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐ No ☑
As of May 15, 2006, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one):           Yes ☐ No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2006
FIRST QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006, and December 31, 2005

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$6,254,019	$4,528,094
Federal funds sold and interest-bearing deposits in financial institutions	5,622,414	3,594,452

Cash and cash equivalents	11,876,433	8,122,546
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	31,395,865	33,032,297
Securities held to maturity (fair value of $819,902 and $823,359 at March 31, 2006 and December 31, 2005)	835,829	838,224
Loans, net of allowance of $1,637,205 and $1,589,407 at March 31, 2006 and December 31, 2005	160,952,596	158,182,319
Federal bank stock	1,492,500	1,479,500
Premises and equipment, net	3,750,847	3,797,314
Intangible assets	408,179	455,244
Other real estate owned	161,517	—
Accrued interest receivable and other assets	2,146,124	2,010,323

Total assets	$213,119,890	$208,017,767

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,400,390	$15,727,338
Interest-bearing demand	11,079,624	12,231,345
Savings	42,759,668	42,665,057
Certificates of deposit, net	94,118,634	92,273,308

Total deposits	162,358,316	162,897,048
Repurchase agreements	3,305,992	3,066,517
Short term Federal Home Loan Bank advances	700,000	7,200,000
Federal Home Loan Bank advances	23,415,664	11,796,010
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	956,902	959,450
Accrued interest payable and other liabilities	876,898	668,867

Total liabilities	194,938,772	189,912,892

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	18,665,436	18,658,386
Accumulated earnings	196,415	79,415
Accumulated other comprehensive loss	(680,733)	(632,926)

Total shareholders’ equity	18,181,118	18,104,875

Total liabilities and shareholders’ equity	$213,119,890	$208,017,767

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Interest and dividends income:
Loans, including fees	$2,754,238	$2,118,411
Securities, taxable	321,664	387,964
Securities, tax-exempt	7,181	5,738
Interest-bearing deposits, federal funds sold and other	42,553	63,078
Dividends on federal bank stock	21,619	17,389

Total interest income	3,147,255	2,592,580

Interest expense:
Deposits	1,073,771	846,178
Federal Home Loan Bank advances	241,002	90,886
Subordinated debentures	70,722	70,722
Repurchase agreements	28,871	—
Capital leases	37,487	37,852

Total interest expense	1,451,853	1,045,638

Net interest income	1,695,402	1,546,942
Provision for loan losses	50,000	92,046

Net interest income after provision for loan losses	1,645,402	1,454,896

Noninterest income:
Service charges and other fees	246,473	126,237
Gain on sale of credit card portfolio	—	9,782
Loss on disposal of fixed assets	(736)	—
Other income	17,568	5,477

Total noninterest income	263,305	141,496

Noninterest expense:
Salaries and benefits	919,596	603,473
Occupancy and equipment	236,105	200,923
Professional fees	90,282	137,553
Franchise tax	63,800	71,300
Data processing	151,719	162,275
Marketing and advertising	41,833	38,614
Stationery and supplies	31,476	31,698
Amortization of intangible assets	47,065	57,333
Deposit expense and insurance	42,657	35,853
Other expenses	103,347	83,877

Total noninterest expense	1,727,880	1,422,899

Net earnings before income taxes	180,827	173,493
Income tax expense	63,827	58,493

Net earnings	$117,000	$115,000

Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$18,104,875	$17,240,374

Net earnings (loss)	117,000	115,000

Other comprehensive income:
Net unrealized gain (loss) on available for sale securities arising during the period, net of tax	(47,807)	(305,257)

Other comprehensive income (loss), net of tax	(47,807)	(305,257)

Additional paid in capital from stock options	7,050	—
Proceeds from exercises of stock warrants and options	—	136,500

Balance, end of period	$18,181,118	$17,186,617

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$117,000	$115,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	148,452	137,810
Securities amortization and accretion, net	29,393	35,966
Federal Home Loan Bank (FHLB) stock dividends	(13,000)	(9,200)
Provision for loan losses	50,000	92,046
Loss from Ohio Legacy Trust I	2,019	2,019
Loss on disposal of fixed asset	736	—
Gain on sale of credit card portfolio	—	(9,782)
Accretion of fair value purchase adjustments	(5,265)	(40,473)
Stock option expense	7,050	—
Net change in:
Accrued interest receivable and other assets	(158,219)	(134,530)
Accrued interest payable and other liabilities	208,031	92,762
Deferred loan fees	(10,456)	28,621

Net cash provided by operating activities	375,741	310,239

Cash flows from investing activities:
Purchases of securities available for sale	—	(3,459,730)
Purchase of certificate of deposit	—	(100,000)
Maturities, calls and paydowns of securities available for sale	1,582,026	1,845,917
Proceeds from sale of credit card portfolio	—	257,418
Net change in loans	(2,971,338)	(9,744,831)
Purchases of premises and equipment	(55,656)	(73,228)

Net cash used by investing activities	(1,444,968)	(11,274,454)

Cash flows from financing activities:
Net change in deposits	(533,467)	5,798,659
Net change in repurchase agreements	239,475	—
Repayment of capital lease obligations	(2,548)	(2,183)
Proceeds from exercise of stock warrants and options	—	136,500
Proceeds from short term FHLB advances, net of repayments	(6,500,000)	—
Proceeds from FHLB advances	12,000,000	—
Repayments of FHLB advances	(380,346)	(371,473)

Net cash provided by financing activities	4,823,114	5,561,503

Net change in cash and cash equivalents	3,753,887	(5,402,712)
Cash and cash equivalents at beginning of period	8,122,546	16,989,323

Cash and cash equivalents at end of period	$11,876,433	$11,586,611

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,434,951	$1,081,708
Federal income taxes	—	—
Noncash transactions:
Transfer of loans to other real estate owned	$161,517
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
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. generally accepted accounting principles (U.S. GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report that was filed as Exhibit 13 to the December 31, 2005, Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and judgments about the other than temporary impairment of securities and the fair value of intangible assets are particularly subject to change.
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
Stock Compensation: The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At December 31, 2005, all Director Warrants were vested and exercisable and no Director Warrants had been exercised or forfeited.

7.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (Stock Ownership Plan). A total of 400,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the Stock Ownership Plan, each nonemployee Director will be granted 2,500 nonqualified options at the time, or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director will receive an annual grant of 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Company, all outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.
Stock Options: Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation expense cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.
On January 1, 2006, the Company adopted SFAS No. 123(R) (the revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the options vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, both for new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.
On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulation and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires the stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock based compensation expense in salaries and employee benefits in the consolidated statements of operations.

8.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended March 31, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$187,877	$(7,050)	$180,827
Income taxes	63,827	—	63,827

Net income	$124,050	$(7,050)	$117,000

Basic earnings per share	$0.06	$(0.01)	$0.05
Diluted earnings per share	$0.06	$(0.01)	$0.05
The following table illustrates the effect on the prior year comparable net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended March 31, 2005
			Pro Forma as
	As	Pro Forma	If under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$173,493	$(50,277)	$123,216
Income taxes	58,493	3,039	55,454

Net income	$115,000	$(47,238)	$67,762

Basic earnings per share	$0.05	$(0.02)	$0.03
Diluted earnings per share	$0.05	$(0.02)	$0.03

9.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Following is activity under the plan:

	Three months ended
		March 31, 2006
	Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	285,750	$10.76	$4.73
Forfeited	(5,250)	8.67	2.90
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	280,500	$10.80	$4.77

Options exercisable, end of period	275,500	$10.83	$4.77
The aggregate intrinsic value of all options outstanding at March 31, 2006 was $51,675. The aggregate intrinsic value of all options exercisable at March 31, 2006 was $49,100.

	Three Months Ended
	March 31, 2006
		Weighted
		Average
Total unvested options	Shares	Fair Value
Unvested options, beginning of period	37,500	$2.99
Vested	27,250	2.77
Forfeited	5,250	2.77
Granted	—	—

Unvested options, end of period	5,000	$2.77
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended
	March 31,
	2006	2005
Proceeds of options exercised	$—	$8,500
Related tax benefit recognized	—	1,530
Intrinsic value of options exercised	—	4,500
New shares were issued to satisfy these exercises.

10.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Options outstanding at March 31, 2006, were as follows:

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life (years)	Price	Number	Price
$8.50 - $9.99	46,000	7.40	$8.67	41,000	$8.60
$10.00	91,500	6.08	10.00	91,500	10.00
$12.00	143,000	8.63	12.00	143,000	12.00

	280,500	7.57	$10.80	275,500	$10.83

There were no stock options granted during the three months ending March 31, 2006 or March 31, 2005.
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2006	$5,526
2007	7,368
2008	5,522

Total	$18,416

11.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
BASIC:
Net earnings	$117,000	$115,000

Weighted average common shares outstanding	2,214,564	2,122,833

Basic earnings per share	$0.05	$0.05

DILUTED:
Net earnings	$117,000	$115,000

Weighted average common shares outstanding	2,214,564	2,122,833
Dilutive effect of stock options	6,573	65,936
Dilutive effect of stock warrants	569	55,789

Total common shares and dilutive potential common shares	2,221,706	2,244,558

Diluted earnings per share	$0.05	$0.05

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three Months Ended March 31,
	2006	2005
Stock options	143,000	—

Total	143,000	—

NOTE 3 – LOANS AND LOAN COMMITMENTS
Loans, by collateral type, were as follows at March 31, 2006, and December 31, 2005:

	March 31, 2006		December 31, 2005
	Balance	Percent	Balance	Percent
Residential real estate	$60,032,262	36.9%	$59,320,852	37.1%
Multifamily residential real estate	9,890,430	6.1	9,929,945	6.2
Commercial real estate	56,490,197	34.7	54,522,175	34.1
Construction	11,455,566	7.0	11,758,408	7.3
Commercial	13,500,960	8.3	12,805,424	8.0
Consumer and home equity	11,430,801	7.0	11,655,793	7.3

Total loans	162,800,216	100.0%	159,992,597	100.0%

Less: Allowance for loan losses	(1,637,205)		(1,589,407)
Net deferred loan fees	(210,415)		(220,871)

Loans, net	$160,952,596		$158,182,319

12.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – LOANS AND LOAN COMMITMENTS (Continued)
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	2006	2005
Balance, beginning of period	$1,589,407	$1,263,655
Provision for loan losses	50,000	92,046
Loans charged-off	(4,012)	(12,221)
Recoveries	1,810	521

Balance, end of period	$1,637,205	$1,344,001

Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2006, and December 31, 2005, and during the three months ended March 31, 2006 and 2005:

	March 31,	December 31,
	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	657,505	663,970

Impaired loans, included in nonaccrual loans	$348,000	$344,837
Amount of the allowance for loan losses allocated	35,000	35,000

	Three months ended March 31,
	2006	2005
Interest income foregone on nonaccrual loans	$3,139	$21,136

Average of impaired loans during the period	$346,000	$1,066,000
Interest income recognized during impairment	—	—
Cash-basis interest income recognized during impairment	—	—
The contractual amount of loan commitments and unused lines of credit with off-balance sheet risk was as follows at March 31, 2006, and December 31, 2005:

	March 31,	December 31,
	2006	2005
Commitments to make loans:
Variable-rate	$1,793,500	$702,000
Fixed-rate	441,500	123,000

Unused lines of credit, variable-rate	$17,720,000	$19,052,000
Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitments had interest rates of 6.25% at March 31, 2006.

13.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES
Overnight borrowings from the FHLB totaled $700,000 at March 31, 2006 and had a variable-rate of 5.0%, which adjusts daily.
The following table details FHLB advances as of March 31, 2006 and December 31, 2005:

	March	December
	2006	2005
Thirty-month interest-only advance 2.77% fixed rate, maturing June 23, 2006	$1,500,000	$1,500,000
Three-year interest-only advance 3.07% fixed rate, maturing December 22, 2006	1,500,000	1,500,000
Three-year, constant monthly payment advance 2.26% fixed rate, final maturity October 1, 2006	599,357	853,818
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	5,000,000	5,000,000
Two-year interest-only advance 4.32% fixed rate, maturing September 7, 2007	2,000,000	2,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	816,307	942,192
Twenty seven month interest-only advance 4.94% fixed rate, maturing April 25, 2008	2,000,000	—
Three-year interest-only advance 4.89% fixed rate, maturing January 16, 2009	3,000,000	—
Three-year interest-only advance 5.24% fixed rate, maturing February 23, 2009	2,500,000	—
Four-year interest-only advance 4.98% fixed rate, maturing January 25, 2010	2,000,000	—
Four-year interest-only advance 5.25% fixed rate, maturing February 23, 2010	2,500,000	—

	$23,415,664	$11,796,010

Each interest only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. Each constant monthly payment advance provides for the amortization of principal along with the payment of interest according to a predetermined schedule. The advances were collateralized by a blanket pledge of eligible residential real estate loans. At March 31, 2006, the Bank had approximately $14,580,000 in additional borrowing capacity available for future advances.

14.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition as of
March 31, 2006, and December 31, 2005 and results of operations for the three months ended March 31, 2006 and 2005. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (Bank).
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

15.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
OVERVIEW
The following key factors summarize changes in our financial condition during the three months ended March 31, 2006:
•	Loan growth has continued however at lower than predicted levels

•	Core deposits experienced seasonal declines
The following key factors summarize our results of operations during the three months ended March 31, 2006:
•	Strong yield performance offset some, but not all margin compression

•	Noninterest expense continued to grow, led by increases in salaries and benefits and occupancy

•	Increases in the cost of funds outpaced improvement in the yield on interest-earning assets

•	Noninterest income grew substantially
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
FINANCIAL CONDITION – MARCH 31, 2006, COMPARED TO DECEMBER 31, 2005
Assets. At March 31, 2006, assets totaled $213.1 million, an increase of $5.1 million or 2.5%, from December 31, 2005. This increase was funded primarily by a $5.1 million increase in Federal Home Loan Bank (FHLB) advances.
Securities. Total securities decreased $1.6 million, or 4.8%, as we used principal and interest payments on mortgage-backed securities (MBS) to fund growth in the loan portfolio. Approximately 42% of the securities portfolio is variable rate and MBS comprise 71% of the portfolio. At March 31, 2006, we believe the effective duration of our securities portfolio is approximately 2.5 years. By purchasing adjustable-rate mortgage backed securities, we have sought to limit price degradation and reduce extension risk in a rising-rate environment.
Loans. At March 31, 2006, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $161.0 million, an increase of $2.8 million from December 31, 2005. The mix of the portfolio was materially unchanged from December 31, 2005. An increase in residential real estate loans did occur due to the funding of several large residential mortgages. This reflects a number of transactions rather than a shift in strategy as we remain committed to moving the balance sheet more towards commercial business banking assets and away from consumer and residential real estate assets.
Allowance for loan losses and asset quality. Nonperforming loans totaled $658,000 at March 31, 2006, and $664,000 million at December 31, 2005. Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. We continue to operate under the principle of loan and asset quality are “job 1” for the Company. We are committed to maintaining excellent credit quality and our process is geared to produce this on an ongoing basis.

16.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
The allowance for loan losses totaled $1.6 million at March 31, 2006, basically unchanged since year end 2005. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and will increase the allowance for loan losses if we believe losses have been incurred.
Accrued interest receivable and other assets. Accrued interest receivable was slightly higher at March 31, 2006, than December 31, 2005, due to higher interest-earning asset balances in the current year. The rest of the increase is attributable to the prepayment of 2006 Ohio franchise taxes and changes in net deferred tax asset. Increases in federal bank stock were the result of stock dividends paid by the FHLB.
Deposits. Total deposits fell $539,000, or 0.3% during the first quarter of 2006 as core deposit balances decreased $2.4 million. This was due primarily to two large depositors who reduced their deposits in money market and interest bearing checking accounts. These two depositors alone accounted for reductions of over $3.5 million. The Company tracks deposits that leave the bank and we have found that very little has left our bank for traditional banking competitors, rather the money was moved back into the equity market, into treasury securities or into commercial real estate purchases. We remain committed to our strategy of growing core deposits through the acquisition of business banking relationships.
The CD portfolio continues to show surprising strength given our de-emphasis of it as a source of funding. Our pricing strategy has moved from being a market leader on all maturities to pricing competitively on all products and offering pricing specials tied to our asset liability management strategies. The portfolio grew $1.8 million from December 31, 2005 to March 31, 2006.
Federal Home Loan Bank advances. A $1.5 million FHLB advance will mature in June 2006. This advance has a fixed rate of 2.77%. During the period, the Company entered into five new advances totaling $12,000,000. These replaced short term advances of $6,500,000.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2006
Net earnings totaled $117,000 for the three months ended March 31, 2006, or $0.05 per diluted share, compared to $115,000, or $0.05 per diluted share during the first quarter of 2005. While we are not pleased with this overall level of earnings, we believe that this does represent progress as we refocus the culture, add the appropriate resources and shift market focus.
Net interest income. During the three months ended March 31, 2006, net interest income grew to $1.7 million, compared to $1.5 million in the first quarter of 2005. Net interest income was positively impacted by an increase in loans and an increase in loan and earning asset yields. However, this was offset somewhat by a reduction in net interest margin, as we saw a small pull back to 3.46% in the first quarter of 2006 compared to 3.49% for the fourth quarter of 2005. Interest rate spread was 3.06% compared to 3.11% in the immediately preceding quarter. This is direct result of increases in deposit interest rates and other funding costs.
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

17.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	Balance	paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$3,603	$43	4.79%	$11,571	$63	2.21%
Securities available for sale	33,063	322	3.89	41,447	388	3.74
Securities held to maturity (1)	837	10	5.20	647	9	5.38
Federal agency stock	1,480	22	5.84	1,376	17	5.06
Loans (2)	160,531	2,754	6.96	135,003	2,119	6.36

Total interest-earning assets	199,514	3,151	6.40	190,044	2,596	5.53

Noninterest-earning assets	10,325			8,443

Total assets	209,839			198,487

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,822	19	0.77%	$11,526	22	0.78%
Savings accounts	14,030	29	0.84	26,910	72	1.08
Money market accounts	26,441	178	2.73	21,529	132	2.49
Certificates of deposit	93,562	848	3.67	89,512	620	2.81

Total interest-bearing deposits	143,855	1,074	3.03	149,477	846	2.30
Other borrowings	32,363	378	4.67	19,349	200	4.12

Total interest-bearing liabilities	176,218	1,452	3.34	168,826	1,046	2.51

Noninterest-bearing demand deposits	14,485			11,860
Noninterest-bearing liabilities	1,025			563

Total liabilities	191,728			181,249
Shareholders’ equity	18,111			17,238

Total liabilities and shareholders’ equity	$209,839			$198,487

Net interest income; interest-rate spread (3)		$1,699	3.06%		$1,550	3.02%

Net earning assets	$23,296			$21,218

Net interest margin (4)			3.46%			3.31%
Average interest-earning assets to interest-bearing liabilities	1.13x			1.13x

(1)	Presented on a taxable-equivalent basis

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are reported in noninterest-earning assets in this table.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The loan portfolio yield continues to show improvement increasing to 6.96% for the period ended March 31, 2006. We believe our pricing discipline is key to maintaining acceptable yield in the face of pricing competition as we and our competitors adjust to the new realities of the interest rate markets. The yield on interest-bearing deposits in banks has increased in tandem with the target federal funds rate, which has increased steadily since mid-2004. We continue to face pricing pressure from both traditional and non-traditional banking competitors, particularly the super regional banks.
Interest expense. The cost of funds increased 27 basis points during the quarter and 83 basis points since the same period a year ago. This is directly attributable to the increasing rate environment in which we find ourselves. The Company increased the interest rate paid on most deposit products in response to competition however, our strategy remains to operate in the middle of the market, not at the extremes, either low or high. Additionally, the loss of core deposits not related to traditional banking competition, did contribute directly to our increase in funding costs for the quarter.
Provision for loan losses. Net charge-offs and the provision for loan losses totaled $2,000 and $50,000, respectively, during the first quarter of 2006. During the first quarter of 2005, net charge-offs and provision totaled $12,000 and $92,000, respectively. Most of the loans charged-off in 2005 were in the consumer and home equity

18.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
portfolios. As discussed above in “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate period to period.
Noninterest income. Noninterest income increased $122,000 during the first quarter of 2006 compared to the first quarter of 2005, due to a revised fee schedule, a higher number of deposit accounts serviced in 2006 and the introduction of a number of new deposit fee generating products.
Noninterest expense. Total noninterest expense increased to $1.7 million for the quarter, a $305,000 increase from the first quarter 2005, but relatively flat compared to the fourth quarter of 2005. We recognize that our non-interest expense numbers have grown significantly throughout 2005 and in the first quarter of 2006. Most of the increase is directly attributable to increases in staffing costs and occupancy costs related to the opening and operating of new banking offices in late 2004 and late 2005. We are committed to running the Company as efficiently as possible, while building the staff and the facilities that the Company needs to operate effectively into the future.
Salaries and benefits were higher in 2006 due to the addition of a branch in North Canton and the hiring of related staff for the office.
Occupancy and equipment expenses increased with the addition of the North Canton banking office in November 2005.
Data processing expense decreased for the first quarter 2006 over the same period a year ago as a result of an extended contract with our core systems provider that involved a level of discounting.
Income taxes. Income tax expense increased slightly due to a small increase in net earnings before income taxes.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of March 31, 2006, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Nine months	Year ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Certificates of deposit	$46,284	$32,692	$9,769	$2,973	$1,977	$424
Repurchase agreements	3,306	—	—	—	—	—
Short-term FHLB advances	700	—	—	—	—	—
FHLB advances	3,982	7,434	2,000	5,500	4,500	—
Subordinated debentures (1)	—	—	—	—	—	3,325
Capital lease obligations (2)	128	179	181	181	181	1,157
Operating leases	158	200	183	183	183	502
Deposits without maturity	68,240	—	—	—	—	—

(1)	The subordinated debentures are redeemable at par at the Company’s option any time prior to maturity, which is March 31, 2022.

(2)	Includes $1,050 of amounts allocable to interest payments over the remaining term of the leases.
Note 3 to the consolidated financial statements discloses in greater detail other loan commitments and contingencies and the various obligations that exists under those agreements.

19.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
At March 31, 2006, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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
During the first quarter of 2006, cash and cash equivalents increased $3.8 million to $11.9 million, compared to year end 2005. Cash and cash equivalents represented 5.6% of total assets at March 31, 2006, and 3.9% of total assets at December 31, 2005. We invested excess liquid funds at December 31, 2005, into loans and fed funds overnight deposits during the first quarter of 2006. Our loans to deposits and loans to interest-earning assets ratios increased during the first quarter of 2006 as loan growth has outpaced deposit growth.
CAPITAL RESOURCES
Total shareholders’ equity was $18.2 million at March 31, 2006, an increase of $76,000 from December 31, 2005. The increase in equity was a result of the increase in accumulated earnings.
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

20.

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2006:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets Ohio Legacy Corp	23,415	15.2%	12,316	8.0%	15,396	10.0%
Ohio Legacy Bank	21,545	14.0	12,323	8.0	15,403	10.0

Tier 1 capital to risk-weighted assets Ohio Legacy Corp	21,778	14.1%	6,158	4.0%	9,237	6.0%
Ohio Legacy Bank	19,908	12.9	6,161	4.0	9,242	6.0

Tier 1 capital to average assets Ohio Legacy Corp	21,778	10.5%	8,414	5.0%	10,517	5.0%
Ohio Legacy Bank	19,908	9.5	8,414	5.0	10,517	5.0
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.
Item 3. Controls and Procedures
As of March 31, 2006, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

21.

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

22.

Item 6. Exhibits.
Exhibit

Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.3	(3)	Employment Agreement with Mr. Douce
10.4	(3)	Employment Agreement with Mr. Pettit
10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.7	(5)	Employment Agreement with Mr. Boss
10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp
10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004
10.11	(7)	Employment Agreement with Mr. Kramer
11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2 on page 12 of this Form 10-QSB)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	- Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005

23.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: May 15, 2006	By: /s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer and acting
Chief Financial Officer

24.