Form 10QSB
period 2006-06-30
OHIO LEGACY CORP
filed 2006-08-14
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________
Commission file number: 000-31673
OHIO LEGACY CORP
(Exact name of small business issuer as specified in its charter)
OHIO
(State or other jurisdiction of incorporation or organization)
34-1903890
(I.R.S. Employer Identification No.)
305 West Liberty Street, Wooster, OH, 44691
(Address of principal executive offices)
(330) 263-1955
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☑
As of August 11, 2006, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF JUNE 30, 2006, AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
SECOND QUARTER REPORT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006, and December 31, 2005

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$7,188,800	$4,528,094
Federal funds sold and interest-bearing deposits in financial institutions	5,835,777	3,594,452

Cash and cash equivalents	13,024,577	8,122,546
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	29,292,722	33,032,297
Securities held to maturity (fair value of $806,712 and $823,359 at June 30, 2006, and December 31, 2005)	833,442	838,224
Loans, net of allowance of $1,706,244 and $1,589,407 at June 30, 2006 and December 31, 2005	172,422,429	158,182,319
Federal bank stock	1,512,900	1,479,500
Premises and equipment, net	3,733,601	3,797,314
Intangible assets	363,682	455,244
Accrued interest receivable and other assets	2,435,045	2,010,323

Total assets	$223,718,398	$208,017,767

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,539,371	$15,727,338
Interest-bearing demand	10,703,674	12,231,345
Savings	44,334,269	42,665,057
Certificates of deposit	99,909,014	92,273,308

Total deposits	169,486,328	162,897,048
Repurchase agreements	2,897,889	3,066,517
Short term Federal Home Loan Bank advances	6,700,000	7,200,000
Federal Home Loan Bank advances	21,533,069	11,796,010
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	952,228	959,450
Accrued interest payable and other liabilities	746,511	668,867

Total liabilities	205,641,025	189,912,892

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	18,719,231	18,658,386
Accumulated earnings	231,415	79,415
Accumulated other comprehensive income (loss)	(873,273)	(632,926)

Total shareholders’ equity	18,077,373	18,104,875

Total liabilities and shareholders’ equity	$223,718,398	$208,017,767

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividends income:
Loans, including fees	$2,943,590	$2,357,997	$5,697,828	$4,476,408
Securities, taxable	301,144	367,720	622,808	755,684
Securities, tax-exempt	7,188	5,746	14,369	11,484
Interest-bearing deposits and federal funds sold and other	61,070	28,834	103,623	91,912
Dividends on federal bank stock	21,672	18,962	43,291	36,351

Total interest and dividends income	3,334,664	2,779,259	6,481,919	5,371,839

Interest expense:
Deposits	1,269,073	928,416	2,342,844	1,774,594
Short term Federal Home Loan Bank advances	41,532	5,915	110,680	5,915
Federal Home Loan Bank advances	231,298	87,506	403,152	178,392
Subordinated debentures	70,722	70,722	141,444	141,444
Repurchase agreements	32,120	—	60,991	—
Capital leases	37,378	37,766	74,865	75,618

Total interest expense	1,682,123	1,130,325	3,133,976	2,175,963

Net interest income	1,652,541	1,648,934	3,347,943	3,195,876

Provision for loan losses	127,000	15,000	177,000	107,046

Net interest income after provision for loan losses	1,525,541	1,633,934	3,170,943	3,088,830

Noninterest income:
Service charges and other fees	287,680	128,050	534,153	254,287
Gain on sale of credit card portfolio	—	—	—	9,782
Loss on disposal of fixed asset	(1,136)	(4,424)	(1,872)	(4,424)
Gain (loss) on sale of repossessed assets	(11,928)	7,000	(6,298)	7,000
Other income	10,713	5,316	22,651	10,793

Total noninterest income	285,329	135,942	548,634	277,438

Noninterest expense:
Salaries and benefits	910,431	721,531	1,830,027	1,325,004
Occupancy and equipment	237,268	196,174	473,373	397,097
Professional fees	112,496	138,164	202,778	275,717
Franchise tax	63,750	62,213	127,550	133,513
Data processing	150,354	147,950	302,073	310,225
Marketing and advertising	44,811	43,056	86,644	81,670
Stationery and supplies	34,867	28,128	66,343	59,826
Amortization of intangible asset	44,497	54,766	91,562	112,099
Deposit expenses and insurance	54,428	41,196	97,085	77,049
Other expenses	98,901	108,720	202,248	192,597

Total noninterest expense	1,751,803	1,541,898	3,479,683	2,964,797

Earnings before income tax expense	59,067	227,978	239,894	401,471
Income tax expense	24,067	76,978	87,894	135,471

Net earnings	$35,000	$151,000	$152,000	$266,000

Basic earnings per share	$0.02	$0.07	$0.07	$0.12
Diluted earnings per share	0.02	0.07	0.07	0.12
See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Shareholders’ equity, beginning of period	$18,181,118	$17,186,617	$18,104,875	$17,240,374

Net earnings	35,000	151,000	152,000	266,000

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities arising during the period	(192,540)	210,722	(240,347)	(94,535)

Total comprehensive income (loss)	(157,540)	361,722	(88,347)	171,465

Proceeds from exercise of stock warrants		37,600		165,600

Additional paid in capital from stock options	53,795		60,845

Proceeds from exercise of stock options	—	—		8,500

Income tax benefit from exercise of stock options		1,530		1,530

Shareholders’ equity, end of period	$18,077,373	$17,587,469	$18,077,373	$17,587,469

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$152,000	$266,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	296,715	274,306
Securities amortization and accretion, net	60,724	77,890
Federal Home loan Bank (FHLB) stock dividends	(26,400)	(19,800)
Provision for loan losses	177,000	107,046
Loss from Ohio Legacy Trust I	4,038	—
Gain on sale of credit card portfolio	—	(9,782)
Loss on disposal of fixed asset	1,872	4,424
Loss on dispositions of real estate owned	11,928	—
Accretion of fair value purchase adjustments	(10,385)	(79,242)
Stock option expense	60,845	—
Net change in:
Accrued interest receivable and other assets	(263,988)	(99,814)
Accrued interest payable and other liabilities	77,644	(23,274)
Deferred loan fees	(26,277)	35,962

Net cash provided by operating activities	515,716	533,716

Cash flows from investing activities:
Purchases of securities available for sale	—	(3,459,730)
Purchases of certificates of deposit	—	(100,000)
Maturities, calls and paydowns of securities available for sale	3,301,337	4,536,957
Proceeds from sale of credit card portfolio	—	257,418
Proceeds from sale of real estate owned	182,090	—
Purchases of federal bank stock	(7,000)	(60,050)
Net change in loans	(14,607,674)	(13,964,369)
Participation loans purchased	—	—
Purchases of premises and equipment	(143,312)	(573,620)

Net cash used by investing activities	(11,274,559)	(13,363,394)

Cash flows from financing activities:
Net change in deposits	6,599,665	5,456,299
Net change in repurchase agreements	(168,628)	—
Repayment of capital lease obligations	(7,222)	(4,452)
Proceeds from exercise of stock warrants	—	165,600
Proceeds from exercise of stock options	—	8,500
Proceeds from short term FHLB advances, net of repayments	(500,000)	4,500,000
Proceeds from FHLB advances	12,000,000	—
Repayments of FHLB advances	(2,262,941)	(3,245,144)

Net cash provided by financing activities	15,660,874	6,880,803

Net change in cash and cash equivalents	4,902,031	(5,948,875)
Cash and cash equivalents at beginning of period	8,122,546	16,989,323

Cash and cash equivalents at end of period	$13,024,577	$11,040,448

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,055,853	$2,168,161
Federal income taxes	160,000	180,000
Noncash transactions:
Transfer of loans to other real estate owned	$216,841	—
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
Ohio Legacy is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. The Company began operations in October 2000. The Bank provides financial services through its full-service offices in Wooster, Millersburg, North Canton and Canton, Ohio. Its primary deposit products are checking, savings, money market and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. generally accepted accounting principles (U.S. GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
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
Stock-based compensation: The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vested in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At December 31, 2005, all Director Warrants were vested and exercisable and no Director Warrants had been exercised or forfeited.
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (Stock Ownership Plan). A total of 400,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the Stock Ownership Plan, each nonemployee Director will be granted 2,500 nonqualified options at the time, or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director will receive an annual grant of up to 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Company, all outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement.
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
On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulation and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires the stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income.
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended June 30, 2006

	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$112,862	$(53,795)	$59,067
Income taxes	39,054	14,987	24,067

Net income	$73,808	$(38,808)	$35,000

Basic earnings per share	$0.03	$(0.01)	$0.02
Diluted earnings per share	$0.03	$(0.01)	$0.02

	Six months ended June 30, 2006

	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$300,739	$(60,845)	$239,894
Income taxes	102,881	14,987	87,894

Net income	$197,858	$(45,858)	$152,000

Basic earnings per share	$0.09	$(0.02)	$0.07
Diluted earnings per share	$0.09	$(0.02)	$0.07
The following table illustrates the effect on the prior year comparable net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended June 30, 2005

			Pro Forma as
	As	Pro Forma	If under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$227,978	$(217,121)	$10,857
Income taxes	76,978	55,882	21,096

Net income	$151,000	$(161,239)	$(10,239)

Basic earnings per share	$0.07	$(0.07)	$(0.00)
Diluted earnings per share	$0.07	$(0.07)	$(0.00)
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Six months ended June 30, 2005

			Pro Forma as
	As	Pro Forma	If under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$401,471	$(267,398)	$134,073
Income taxes	135,471	58,921	76,550

Net income	$266,000	$(208,477)	$57,523

Basic earnings per share	$0.12	$(0.09)	$0.03
Diluted earnings per share	$0.12	$(0.09)	$0.03
Following is activity under the plan:

	Six months ended
	June 30, 2006
	Total options outstanding

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	285,750	$10.76	$4.73
Forfeited	(21,250)	10.80	4.90
Exercised	—	—	—
Granted	29,875	9.52	4.64

Options outstanding, end of period	294,375	$10.63	$4.71

Options exercisable, end of period	269,000	$10.74	$4.72
The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2006 was $22,500.

	Six Months Ended
	June 30, 2006

		Weighted
		Average
Total unvested options	Shares	Fair Value
Unvested options, beginning of period	37,500	$2.99
Vested	(37,000)	3.25
Forfeited	(5,000)	2.77
Granted	29,875	4.64

Unvested options, end of period	25,375	$4.59

(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six Months Ended
	June 30,
	2006	2005
Proceeds of options exercised	$—	$8,500
Related tax benefit recognized	—	1,530
Intrinsic value of options exercised	—	4,500
New shares were issued to satisfy these exercises.
Options outstanding at June 30, 2006, were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life (years)	Price	Number	Price
$8.50 — $9.99	72,375	8.16	$8.97	47,000	$8.71
$10.00	91,500	5.83	10.00	91,500	10.00
$12.00	130,500	8.40	12.00	130,500	12.00

	294,375	7.54	$10.63	269,000	$10.74

The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30:

	May 2006	May 2006	April 2005
	Stock Options	Stock Options	Stock Options
Options granted	500	29,375	89,500
Fair value, calculated	$4.50	$4.64	$5.59
Exercise price	$9.27	$9.52	$12.00
Risk-free interest rate, 10-year Treasury	5.12%	5.10%	4.19%
Expected stock price volatility	24.14%	24.43%	25.91%
Expected dividend rate	None	None	None
Expected life	10 years	10 years	10 years
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2006	$19,428
2007	38,857
2008	37,015
2009	7,873

Total	$103,173

NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
BASIC:
Net earnings	$35,000	$151,000	$152,000	$266,000

Weighted average common shares outstanding	2,214,564	2,135,439	2,214,564	2,129,171

Basic earnings per share	$0.02	$0.07	$0.07	$0.12

DILUTED:
Net earnings	$35,000	$151,000	$152,000	$266,000

Weighted average common shares outstanding	2,214,564	2,135,439	2,214,564	2,129,171
Dilutive effect of stock options	3,642	21,300	5,108	33,435
Dilutive effect of stock warrants	—	34,652	284	55,789

Total common shares and dilutive potential common shares	2,218,206	2,191,391	2,219,956	2,218,395

Diluted earnings per share	$0.02	$0.07	$0.07	$0.12

The following table details dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Stock options	222,000	143,250	130,500	—
Stock warrants	150,000	—	—	—
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
Loans, by collateral type, were as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Balance	Percent	Balance	Percent
Residential real estate	$63,011,619	36.1%	$59,320,852	37.1%
Multifamily residential real estate	10,044,683	5.8	9,929,945	6.2
Commercial real estate	61,999,726	35.6	54,522,175	34.1
Construction	10,979,961	6.3	11,758,408	7.3
Commercial	17,229,037	9.9	12,805,424	8.0
Consumer and home equity	11,057,741	6.3	11,655,793	7.3

Total loans	174,322,767	100.0%	159,992,597	100.0%

Less: Allowance for loan losses	(1,706,244)		(1,589,407)
Net deferred loan fees	(194,094)		(220,871)

Loans, net	$172,422,429		$158,182,319

At June 30, 2006, and December 31, 2005, approximately $35,291,000 and $23,745,000, respectively, of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.
Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,637,205	$1,344,001	$1,589,407	$1,263,655
Provision for loan losses	127,000	15,000	177,000	107,046
Loans charged-off	(59,075)	(143,649)	(63,087)	(155,870)
Recoveries	1,114	408	2,924	929

Balance, end of period	$1,706,244	$1,215,760	$1,706,244	$1,215,760

Allowance for loan losses, percent of total loans	0.98%	0.83%

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2006, and December 31, 2005, and during the three and six months ended June 30, 2006 and 2005:

	June 30,	December 31,
	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	678,048	663,970
Impaired loans, included in nonaccrual loans	$177,067	$344,837
Amount of the allowance for loan losses allocated	—	35,000
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – LOANS (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income foregone on nonaccrual loans	$9,429	$7,654	$14,451	$28,790

Average of impaired loans during the period	$262,534	$338,949	$289,968	$700,232
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized during impairment	4,974	6,747	15,444	6,747
The contractual amount of loan commitments and unused lines of credit with off-balance sheet risk was as follows at June 30, 2006, and December 31, 2005:

	June 30,	December 31,
	2006	2005
Commitments to make loans:
Variable-rate	$891,000	$702,000
Fixed-rate	735,000	123,000

Unused lines of credit, variable-rate	$18,374,000	$19,052,000
Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitments had interest rates of 6.25% through 6.85% at June 30, 2006.
(Continued)

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES
Overnight borrowings from the FHLB totaled $6,700,000 at June 30, 2006 and had a variable-rate of 5.43%, which adjusts daily. Overnight borrowings from the FHLB totaled $7,200,000 at December 31, 2005 and had a variable-rate of 4.33%.
The following table details FHLB advances as of June 30, 2006 and December 31, 2005:

	June	December
	2006	2005
Thirty-month interest-only advance 2.77% fixed rate, maturing June 23, 2006	$—	$1,500,000
Three-year interest-only advance 3.07% fixed rate, maturing December 22, 2006	1,500,000	1,500,000
Three-year, constant monthly payment advance 2.26% fixed rate, final maturity October 1, 2006	343,456	853,818
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	5,000,000	5,000,000
Two-year interest-only advance 4.32% fixed rate, maturing September 7, 2007	2,000,000	2,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	689,613	942,192
Twenty seven month interest-only advance 4.94% fixed rate, maturing April 25, 2008	2,000,000	—
Three-year interest-only advance 4.89% fixed rate, maturing January 16, 2009	3,000,000	—
Three-year interest-only advance 5.24% fixed rate, maturing February 23, 2009	2,500,000	—
Four-year interest-only advance 4.98% fixed rate, maturing January 25, 2010	2,000,000	—
Four-year interest-only advance 5.25% fixed rate, maturing February 23, 2010	2,500,000	—

	$21,533,069	$11,796,010

Each interest only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. Each constant monthly payment advance provides for the amortization of principal along with the payment of interest according to a predetermined schedule. The advances were collateralized by a blanket pledge of eligible residential real estate loans. At June 30, 2006, the Bank had approximately $20,420,000 in additional borrowing capacity available for future advances. As of June 30, 2006, required principal payments on all FHLB advances over the next five years were:

Remainder of 2006	$2,099,299
2007	7,433,770
2008	2,000,000
2009	5,500,000
2010	4,500,000

$21,533,069

(Continued)

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of June 30, 2006, and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005. This discussion is provided to give shareholders a more comprehensive review of the Company’s operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, reference to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.
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
(Continued)

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
OVERVIEW
During the second quarter of 2006 the Company continued to work towards the successful achievement of its long term strategic plan. The plan includes three primary goals:
•	Improve our deposit mix by increasing the percentage of low cost deposits.

•	Improve our efficiency ratio by increasing overall revenues.

•	Maintain our growth rate while we improve the overall earnings profile of the Company.
While we did not show tangible results against these goals, with the exception of maintaining our growth rate, the Company believes it is making progress against these goals by adding the appropriate products, staff and processes to deliver the results we seek. We discuss below the tactical steps we have taken towards these goals.
The following key factors summarize changes in our financial condition during the six months ended June 30, 2006:
•	Loan growth remained strong with net growth of $14.2 million during the period, $11.5 million of which occurred during the second quarter, contributing to an increase in total assets of $15.7 million year-to-date.

•	The deposit portfolio grew $6.6 million during the period, with most of the growth coming in the certificate of deposit (CD) and Money Market products. Deposits grew $7.1 million in the second quarter.

•	Year-to-date net income is $152,000 compared to $266,000 for the first six months of 2005.
The following key factors summarize our results of operations during the three months ended June 30, 2006:
•	Second Quarter net income was $35,000 compared to $151,000 for the same period a year ago.

•	Spread and margin decreased as the cost of funds increased 98 basis points over the second quarter of 2005.

•	Net interest income was basically flat, in spite of an increase in interest income of $555,000 over second quarter 2005.

•	Net income was impacted by a $127,000 provision for loan losses. This compares to a $15,000 provision for loan losses for the same period in 2005. Asset quality indicators remained strong. Commercial real estate and commercial loan growth was strong during the period.

•	Non-interest expense included a $54,000 charge for stock option expense as a result of our adoption of Financial Accounting Standard No. 123(R), Share-based Payment (FAS123R), which requires the recording of the fair value of options grants as compensation expense.

•	Non-interest income increased $149,000 over the same quarter in 2005.
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

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION
Assets. At June 30, 2006, assets totaled $223.7 million, an increase of $15.7 million, or 7.5% from year-end 2005. Asset growth during the first half of 2006 was funded by an increase in deposits of $6.6 million and borrowings of $9.2 million. Asset mix was shifted toward loans by using pay-downs on securities, as well as by deploying new deposit and borrowing balances into the loan portfolio. Loans, net of the allowance for loan losses, comprised 77% and 76% of assets at June 30, 2006, and December 31, 2005, respectively.
Securities. Total securities decreased by $3.7 million during the first half of 2006. The decrease was the result of prepayments and normal principal pay-downs on mortgage-backed securities (MBS). MBS comprise 73% of our securities portfolio. We anticipate continued growth in loan originations through 2006 and, thus, have given preference to MBS with short average lives and duration to provide an additional source of liquidity through principal pay-downs. At June 30, 2006, approximately 38% of our securities portfolio was comprised of variable-rate MBS.
Loans. At June 30, 2006, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $172.4 million, an increase of $11.5 million from March 31, 2006, and $14.2 million from year-end 2005. During the second quarter of 2006 virtually all categories of loans showed growth, the largest increase in loans came in the commercial real estate portfolio, which grew $5.5 million, while commercial loans grew $3.7 million or 28%.
For the six month period ending June 30, 2006, the commercial real estate loan portfolio grew $7.5 million, or 14%. Commercial loans grew $4.4 million or 35%, during the first half of 2006. While Note 3 to the consolidated financial statements discloses that $63.0 million, or 36% of the loan portfolio is secured by residential real estate, this component includes approximately $20.9 million of residential real estate loans, including non-owner-occupied rental properties, that were underwritten as commercial projects.
Allowance for loan losses and asset quality. At June 30, 2006, the allowance for loan losses was $1.7 million, or 0.98%, of total loans. Asset quality remained favorable as compared to peers during the second quarter of 2006 as nonperforming loans totaled $678,000 at June 30, 2006, or 0.4% of total loans. Loans are considered nonperforming if they are impaired, in nonaccrual status or past due 90 days still accruing interest.
We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses have been incurred. See “Significant Accounting Policies – Allowance for loan losses” above.
Premises and equipment, accrued interest receivable and other assets. Premises and equipment remained materially unchanged during the first half of 2006.
Deposits. The deposit portfolio increased $6.6 million during the period, including $7.1 million during the second quarter of 2006. Non-interest-bearing and interest-bearing demand deposits decreased slightly. However, there was an increase of $1.7 million in money market accounts and $7.6 million in certificates of deposit. These results are not consistent with the first goal in our strategic plan of improving our deposit mix and reducing our overall funding costs by increasing the percentage of low cost deposits in our deposit portfolio. Our sales and marketing efforts, combined with our performance incentive programs remain focused on low-cost deposits. This effort is at the core of our strategy and is a topic in virtually every conversation we have internally and externally. However the rate environment, the movement of deposits back into the equity markets and increased bank competition has made this task more difficult than originally estimated. We have made two strategic hires to address this issue; adding business bankers for our Stark County and Holmes/Wayne county markets. The individuals hired are seasoned banking professionals with significant client experience and exposure. Having started in May and July, respectively, we expect both to contribute immediately to our deposit mix strategy.
We remained concerned about the shrinking maturity schedule of the CD portfolio. The average CD maturity remains at 13 months. The flat, and in places inverted, Treasury note yield curve has removed most economic incentive for depositors to invest in long-term CDs, which adds liquidity and repricing risk to our balance sheet.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
This optionality in the CD portfolio and the volume of CDs maturing in 2006 may result in the continuation of the trend of higher rates being paid on these accounts if short-term interest rates continue to increase.
Federal Home Loan Bank advances. A $1.5 million FHLB advance matured in June 2006. During the six month period, the Company entered into five new advances totaling $12,000,000 to fund loan growth. We also continue to take short-term advances from the FHLB as necessary.
RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2006
Net earnings totaled $35,000 for the three months ended June 30, 2006, or $0.02 per diluted share, compared to $151,000, or $0.07 per diluted share during the second quarter of 2005.
Net interest income. During the three months ended June 30, 2006, net interest income before provision for loan losses grew less than 1% compared to the prior year. Due to provision for loan losses of $127,000, net interest income after provision actually shrank $108,000 over the same quarter one year ago. The flatness in the net interest income results are due primarily to a reduction in net interest margin, which fell to 3.22% from 3.46% in the previous quarter, and 3.49% in the second quarter of 2005. The interest rate spread was 2.81% for the three months ended June 30, 2006 compared to 3.06% for the three months ended March 31, 2006, versus 3.19% in the year-ago period. The yield on performing assets increased to 6.48% from 6.40% in the previous quarter and 5.88% for the three months ended June 30, 2005. However, this increase was offset by the cost of funds, which increased 33 basis points during the quarter and 98 basis points from the same period a year ago. This increase has been driven by an increasing dependence on certificates of deposit and wholesale borrowings as a primary funding mechanism along with continued competitive pricing pressure on money market products.
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

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30,
	2006				2005
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,273		$61	4.65%	$3,947		$29	2.93%
Securities available for sale	31,400		301	3.84	39,750		368	3.70
Securities held to maturity (1)	835		11	5.22	646		9	5.39
Federal agency stock	1,498		22	5.79	1,430		18	5.30
Loans (2)	167,591		2,943	7.04	143,907		2,358	6.57

Total interest-earning assets	206,597		3,338	6.48	189,680		2,782	5.88

Noninterest-earning assets	10,078				9,152

Total assets	$216,675				$198,832

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,188		17	0.74	$10,413		20	0.78
Savings accounts	12,195		25	0.83	20,291		50	1.00
Money market accounts	32,333		265	3.29	27,645		183	2.65
Certificates of deposit	96,416		962	4.00	90,736		675	2.98

Total interest-bearing deposits	150,132		1,269	3.39	149,085		928	2.50
Other borrowings	33,556		413	4.92	19,397		202	4.16

Total interest-bearing liabilities	183,688		1,682	3.67	168,482		1,130	2.69

Noninterest-bearing demand deposits	13,870				12,192
Noninterest-bearing liabilities	1,141				821

Total liabilities	198,699				181,495
Shareholders’ equity	17,976				17,337

Total liabilities and shareholders’ equity	$216,675				$198,832

Net interest income; interest rate spread (3)			$1,656	2.81%			$1,652	3.19%

Net earning assets	$22,909				$21,198

Net interest margin (4)				3.22%				3.49%
Average interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. Loan growth has remained strong, increasing the dependence on loan yield for interest income. During the first six months of 2006 short term interest rates continued to rise and our interest income derived from loans increased with these rates. Loan yields increased from 6.57% for the second quarter of 2005 to 7.04% for the same period in 2006. This, along with loan growth, generated an increase of $585,000 period over period in loan interest income.
Interest expense. The cost of funds increased 98 basis points quarter over quarter, primarily due to higher interest rates.
•	Interest bearing demand deposit balances decreased $1.2 million while rates remained basically flat

•	Savings account balances decreased $8 million while rates actually decreased 17 basis points

•	Money market balances increased $4.7 million with average rates increasing 64 basis points

•	CD balances increased $5.7 million with average rates increasing 102 basis points

•	Borrowings increased $14.1 million with average rates increasing 76 basis points

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
All of these changes, whether rate, volume or rate and volume represent increased funding costs. Non-interest bearing deposits and liabilities did increase for the period by $2.0 million however this was not enough to offset the $19.8 million increase in high cost deposits and borrowings incurred during the same period. It remains a primary tenant of our strategic plan to more effectively grow low cost deposits. During the last six months we have completed the rebuilding of many key deposit products and the development and roll-out of several others. Additionally we have completed the hiring process for two key business bankers who are expected to contribute significantly to low cost commercial deposit growth. We will address these developments more fully in our “strategic developments section” below.
Provision for loan losses. Net charge-offs and the provision for loan losses totaled $58,000 and $127,000, respectively, during the second quarter of 2006. During the second quarter of 2005, net charge-offs and provision for loan losses totaled $143,000 and $15,000, respectively. Management adjusts the provision for loan losses based on a thorough review of all impaired credits; those loans where a likely risk of loss exists. Additionally we compare our credit quality and recent changes to our peers to determine if our changes are occurring at a materially different pace than our peers and lastly we perform a comprehensive qualitative review of our performance, the local and regional economic data, any changes to our policies, processes or staff that could contribute to improvements or increased risk in our credit quality profile.
Noninterest income. Service charges on deposit accounts increased to $288,000 for the second quarter 2006 from $128,000 for the same period in 2005 due to a series of fee changes implemented in January of 2006. Losses on the sale of repossessed property and the disposal of fixed assets totaled $12,000 and $1,000, respectively, during the second quarter of 2006.
Noninterest expense. Total noninterest expense increased to $1.75 million during the second quarter of 2006, a 14% increase from 2005, but an increase of only $24,000 from the first quarter of 2006.
Salaries and benefits were higher during the quarter primarily due to the expensing of stock options as required by FAS 123R. The second quarter contains option expense of $54,000, the majority of which is made up of directors’ options which vest immediately upon granting. Employee options vest on a three year “cliff” schedule. After considering the option expense, salary and benefits expense for the quarter decreased against the first quarter of 2006. We continue to run ahead of 2005 expense due to the addition of a banking office in North Canton. Occupancy and equipment expenses increased with the addition of the North Canton banking office in November 2005. We expect occupancy and equipment expense to begin to flatten, year-over-year and quarter-over-quarter during the third and fourth quarter of 2006.
Professional fees were lower in the second quarter of 2006. However, with the application of the Sarbanes Oxley Act, Section 404 compliance to our audit requirements, the possibility of higher audit fees and related expenses is a possibility during the second half of the year.
Data processing expense was basically flat for the quarter.
Income taxes. Income tax expense for the second quarter was $24,000 and $88,000 for the six month period.
RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2006
Net earnings totaled $152,000 for the six months ended June 30, 2006, or $0.07 per diluted share, compared to $266,000, or $0.12 per diluted share during the first half of 2005. Earnings before federal income taxes totaled $240,000 during the first half of 2006 compared to $401,000 in 2005.
Net interest income. During the six months ended June 30, 2006, net interest income was $3.3 million compared to $3.2 million during the first half of 2005, primarily as a result of a higher balance of interest-earning assets despite a decline in net interest margin and interest rate spread. Net interest margin fell from 3.40% in 2005 to 3.33% in the first six months of 2006 and interest rate spread fell from 3.11% during the first half of 2005 compared to 2.93% during 2006.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
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

	Six months ending June 30,
	2006				2005
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,438		$103	4.71%	$7,759		$91	2.39%
Securities available for sale	32,232		623	3.86	40,599		756	3.72
Securities held to maturity (1)	836		22	5.21	647		17	5.38
Federal agency stock	1,489		43	5.81	1,403		36	5.18
Loans (2)	164,061		5,698	7.00	139,455		4,478	6.47

Total interest-earning assets	203,056		6,489	6.44	189,863		5,378	5.71

Noninterest-earning assets	10,202				8,798

Total assets	$213,258				$198,661

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,505		36	0.76	$10,970		43	0.78
Savings accounts	13,113		54	0.84	23,601		122	1.05
Money market accounts	29,387		443	3.04	24,587		315	2.58
Certificates of deposit	94,989		1,810	3.84	90,124		1,295	2.90

Total interest-bearing deposits	146,994		2,343	3.21	149,282		1,775	2.40
Other borrowings	32,960		791	4.80	19,373		401	4.14

Total interest-bearing liabilities	179,954		3,134	3.51	168,655		2,176	2.60

Noninterest-bearing demand deposits	14,178				12,026
Noninterest-bearing liabilities	1,083				692

Total liabilities	195,215				181,373
Shareholders’ equity	18,043				17,288

Total liabilities and shareholders’ equity	$213,258				$198,661

Net interest income; interest-rate spread (3)			$3,355	2.93%			$3,202	3.11%

Net earning assets	$23,102				$21,208

Net interest margin (4)				3.33%				3.40%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.13	x

FOOTNOTES TO YIELD TABLE

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The yield on interest-earning assets improved to 6.44% during the first half of 2006 compared to 5.71% in 2005, and increase of 73 basis points. The yield on interest-bearing assets has improved with the consistent increases in the targeted Federal funds rate, this cycle having begun in mid-2004. The yield on loans increased during the first half of 2006 compared to 2005, moving from 6.47% to 7.00%
Interest expense. Our overall cost of funds increased from 2.60% during the first six months of 2005 to 3.51% in 2006. As noted earlier the increase in deposit expense is driven by increasing rates and volumes in all of our high cost funding products.
Provision for loan losses. The provision for loan losses during the first half of 2006 was $177,000, compared to $107,000 in 2005. Net charge-offs during the first six months of 2006 totaled $60,000 and net charge-offs during 2005 totaled $155,000.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest income. Total noninterest income was $549,000 for the six months ended June 30, 2006, compared to $277,000 during the same period in 2005. The 2006 amount includes cumulative losses on the sale of repossessed assets and disposal of fixed assets in the amounts of $6,000 and $2,000, respectively.
Noninterest expense. Total noninterest expense increased to $3.5 million during 2006 from $3.0 million in 2005.
Salaries and benefits were $505,000 higher for the six month period of 2006 compared to the same period in 2005. This is largely due to the staff additions made to support the North Canton branch opened in the fourth quarter of 2005 and staffing additions made during the first half of 2005 related to regulatory compliance. During the second quarter of 2006 we added a Vice President / Manager of Credit Administration and Vice President / Business Banker. Employment costs will also increase in the second half of 2006 as we have added another business banker and are building a secondary market mortgage banking division. We continue to be extremely cognizant that over 50% of our noninterest expense is in salary benefits and total compensation expenses. As we add staff we are now endeavoring to reduce staff, through attrition, in other less critical areas to offset some of the increased expense.
Occupancy and equipment expenses increased with the addition of the North Canton banking office in November 2005. Specifically occupancy expenses ran $76,000 ahead of 2005 for the first six months of 2006.
Professional fees were lower in the first half of 2006. However, with the application of the Sarbanes Oxley Act, Section 404 compliance, to our audit requirements the possibility of higher audit fees and related expenses is a possibility during the second half of the year.
Data processing related expenses were $8,000 lower, period over period. A reduction in processing rates negotiated in 2005 has kept higher transaction volumes, more deposit and loan accounts and additional services offered to customers, including internet banking and online bill payment from dramatically increasing our overall costs. However as we continue to upgrade our cash management product and internet product offerings these costs may rise during the second half of 2006. It is anticipated that higher deposit fees and low cost deposit growth will more than offset any increase in fees realized.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
STRATEGIC DEVELOPMENTS
Our new Banking Office location in North Canton continues to meet our expectations. The office ended June 30th at $8.2 million in deposits with over $4.8 million in core balances. This performance is consistent with our projections and the original business plan for the office.
The Company added two experienced business bankers in our key markets of Stark County and Wayne/Holmes Counties. These additions to staff, which were included in our 2006 plan, are intended to assist our banking office managers and our commercial bankers in their commercial deposit gathering activity and the sales of our growing suite of cash management products and services. Both bankers bring with them significant experience and successful track records for new business acquisition. Our Stark County business banker started with the Company in May and our Wayne/Holmes County banker began in July. We believe that we have a compelling value proposition for small to medium enterprise/business banking clients in our markets; however our sales efforts require additional manpower and expertise. These strategic hires are positioned to deliver both the manpower and the expertise needed to be successful in growing our core deposit and cash management businesses.
Part of the Company’s strategic plan for 2006 has been to enter the secondary market mortgage business. Since the founding of the Company all mortgage loans have been carried in the portfolio of the bank, regardless of loan term. With over $40 million in residential mortgage loans the average maturity of the entire loan portfolio is longer than our desired goal. By beginning to sell originated mortgages into the secondary market the Company can more effectively execute its asset liability management strategy. Additionally, in some of our markets the mortgage business is still a primary determinant in defining banking relationships. We believe that significant deposit business is available to us, but it is tied to existing mortgage relationships. It is our intention to aggressively cross-sell through this business endeavor. The Company has made a number of strategic hires to lead and execute on this initiative.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of June 30, 2006, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Six months	Year ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Certificates of deposit	$35,426	$43,768	$15,138	$2,813	$2,226	$538
Repurchase agreements	2,898	—	—	—	—	—
Short-term FHLB advances	6,700	—	—	—	—	—
FHLB advances	2,099	7,434	2,000	5,500	4,500	—
Subordinated debentures (1)	—	—	—	—	—	3,325
Capital lease obligations (2)	86	179	181	181	181	1,156
Operating leases	106	200	183	183	183	502
Deposits without maturity	69,577	—	—	—	—	—

(1)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.

(2)	Includes $1,012 of amounts allocable to interest payments over the remaining term of the leases.
Note 3 to the consolidated financial statements discloses in greater detail other loan commitments and contingencies and the various obligations that exists under those agreements.
At June 30, 2006, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which was formed in March 2002 for the sole purpose of issuing trust preferred securities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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
During the first half of 2006, cash and cash equivalents increased $4.9 million to $13.0 million at June 30, 2006. Cash and cash equivalents represented 5.8% of total assets at June 30, 2006, and 3.9% of total assets at December 31, 2005. We invested excess liquid funds, pay-downs from our securities portfolio, and $6.6 million of deposit growth into loans during the first half of 2006. Our loans to deposits and loans to interest-earning assets ratios increased during the first half of 2006 as loan growth has outpaced deposit growth. Approximately 31% of our fixed-term funding sources (certificates of deposit and FHLB advances) will mature during the remainder of 2006.
CAPITAL RESOURCES
Total shareholders’ equity was $18.1 million at June 30, 2006, a decrease of $28,000 from December 31, 2005. The decrease in equity was a result of higher interest rates increasing the unrealized loss on securities available for sale by $240,000, net of tax, which more than offset the increase in earnings retention of $152,000.
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

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2006:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$23,618	14.4%	$13,103	8.0%	NA	NA
Ohio Legacy Bank	21,817	13.3	13,110	8.0	$16,387	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$21,912	13.3%	$6,551	4.0%	NA	NA
Ohio Legacy Bank	20,111	12.3	6,555	4.0	$9,832	6.0%

Tier 1 capital to average assets
Ohio Legacy Corp	$21,912	10.1%	$8,705	4.0%	NA	NA
Ohio Legacy Bank	20,111	9.2	8,705	4.0	$10,881	5.0%
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

Item 3. Controls and Procedures
As of June 30, 2006, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The Company delivered to its stockholders the Company’s Notice of Annual Meeting of Shareholders, which was held on April 27, 2006, to vote on the election of three Class I and one Class III directors to serve until the 2009 and 2007 Annual Meeting of Shareholders respectively.
With respect to each matter (as more fully described in the proxy statement) voted upon at the meeting, the inspector of elections tabulated the following votes:
1.	Election of Class I Directors

Nominee for Director	For	Against	Abstain
J. Edward Diamond	1,646,370	—	183,815
L. Dwight Douce	1,648,970	—	181,215
Daniel H. Plumly	1,625,770	—	204,415
2.	Election of Class III Director

Nominee for Director	For	Against	Abstain
D. Michael Kramer	1,628,470	—	201,715
Board members continuing in service were:

Class II – Term ends 2008	Class III – Term ends 2007
Robert F. Belden	D. William Allen
Gregory A. Long	Scott J. Fitzpatrick
Melvin J. Yoder
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

OHIO LEGACY CORP (Registrant)
Date: August 14, 2006	By:	/s/ D. Michael Kramer
D. Michael Kramer
President, Chief Executive Officer, Director and acting Chief Financial Officer