Form 10QSB
period 2006-09-30
OHIO LEGACY CORP
filed 2006-11-14
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
(330) 263-1955

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2006, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF SEPTEMBER 30, 2006, AND FOR THE THREE AND NINE MONTHS THEN ENDED
THIRD QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006, and December 31, 2005

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$5,519,465	$4,528,094
Federal funds sold and interest-bearing deposits in financial institutions	5,410,942	3,594,452

Cash and cash equivalents	10,930,407	8,122,546
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	28,243,990	33,032,297
Securities held to maturity (fair value of $820,256 and $823,359 at September 30, 2006, and December 31, 2005)	831,007	838,224
Loans held for sale	227,232	—
Loans, net of allowance of $1,775,284 and $1,589,407 at September 30, 2006 and December 31, 2005	178,077,150	158,182,319
Federal bank stock	1,526,600	1,479,500
Premises and equipment, net	3,659,152	3,797,314
Intangible assets	321,751	455,244
Other real estate owned	725,187	—
Accrued interest receivable and other assets	2,125,321	2,010,323

Total assets	$226,767,797	$208,017,767

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,704,758	$15,727,338
Interest-bearing demand	10,438,917	12,231,345
Savings	44,837,945	42,665,057
Certificates of deposit	107,268,416	92,273,308

Total deposits	178,250,036	162,897,048
Repurchase agreements	1,670,806	3,066,517
Short term Federal Home Loan Bank advances	2,150,000	7,200,000
Federal Home Loan Bank advances	21,148,208	11,796,010
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	946,324	959,450
Accrued interest payable and other liabilities	869,791	668,867

Total liabilities	208,360,165	189,912,892

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	18,725,852	18,658,386
Accumulated earnings	253,415	79,415
Accumulated other comprehensive income (loss)	(571,635)	(632,926)

Total shareholders’ equity	18,407,632	18,104,875

Total liabilities and shareholders’ equity	$226,767,797	$208,017,767

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividends income:
Loans, including fees	$3,107,712	$2,515,946	$8,805,540	$6,992,354
Securities, taxable	290,582	340,920	913,390	1,096,604
Securities, tax-exempt	7,141	6,920	21,510	18,404
Interest-bearing deposits and federal funds sold and other	53,657	30,040	157,280	121,951
Dividends on federal bank stock	22,211	19,405	65,502	55,757

Total interest and dividends income	3,481,303	2,913,231	9,963,222	8,285,070

Interest expense:
Deposits	1,459,061	982,651	3,801,905	2,757,245
Short term Federal Home Loan Bank advances	96,677	47,491	207,357	53,406
Federal Home Loan Bank advances	157,942	81,033	561,094	259,425
Subordinated debentures	70,722	70,722	212,166	212,166
Repurchase agreements	32,733	4,896	93,724	4,896
Capital leases	37,159	37,676	112,024	113,294

Total interest expense	1,854,294	1,224,469	4,988,270	3,400,432

Net interest income	1,627,009	1,688,762	4,974,952	4,884,638

Provision for loan losses	65,000	103,000	242,000	210,046

Net interest income after provision for loan losses	1,562,009	1,585,762	4,732,952	4,674,592

Noninterest income:
Service charges and other fees	259,022	138,058	793,175	392,345
Gain on sale of credit card portfolio	—	—	—	9,782
Loss on disposal of fixed asset	—	(2,505)	(1,872)	(6,929)
Gain (loss) on sale of repossessed assets	2,262	—	(4,036)	7,000
Other income	13,402	7,957	36,053	18,750

Total noninterest income	274,686	143,510	823,320	420,948

Noninterest expense:
Salaries and benefits	956,825	792,251	2,786,852	2,117,255
Occupancy and equipment	240,889	192,253	714,262	589,350
Professional fees	81,458	95,780	284,236	371,497
Franchise tax	58,592	58,269	186,142	191,782
Data processing	164,222	132,201	466,295	442,426
Marketing and advertising	52,893	36,141	139,537	117,811
Stationery and supplies	26,857	29,622	93,200	89,448
Amortization of intangible asset	41,931	52,199	133,493	164,298
Deposit expenses and insurance	56,022	33,289	153,107	110,339
Other expenses	116,213	95,722	318,461	288,318

Total noninterest expense	1,795,902	1,517,727	5,275,585	4,482,524

Earnings before income tax expense	40,793	211,545	280,687	613,016
Income tax expense	18,793	71,545	106,687	207,016

Net earnings	$22,000	$140,000	$174,000	$406,000

Basic earnings per share	$0.01	$0.06	$0.08	$0.19
Diluted earnings per share	0.01	0.06	0.08	0.18
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Shareholders’ equity, beginning of period	$18,077,373	$17,587,469	$18,104,875	$17,240,374

Net earnings	22,000	140,000	174,000	406,000

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities arising during the period	301,638	(121,628)	61,291	(216,163)

Total comprehensive income (loss)	323,638	18,372	235,291	189,837

Proceeds from exercise of stock warrants		757,840		923,440

Additional paid in capital from stock options	6,621		67,466

Proceeds from exercise of stock options	—	—		8,500

Redemption of stock warrants	—	(9,239)		(9,239)

Income tax benefit from exercise of stock options	—	—		1,530

Shareholders’ equity, end of period	$18,407,632	$18,354,442	$18,407,632	$18,354,442

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$174,000	$406,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	440,576	407,595
Securities amortization and accretion, net	88,559	123,531
Federal Home Loan Bank (FHLB) stock dividends	(40,100)	(30,700)
Origination of loans held for sale	(227,232)	—
Provision for loan losses	242,000	210,046
Loss from Ohio Legacy Trust I	6,057	6,057
Gain on sale of credit card portfolio	—	(9,782)
Loss on disposal of fixed asset	1,872	6,929
Loss on dispositions of real estate owned	9,667	—
Accretion of fair value purchase adjustments	(15,174)	(108,570)
Stock option expense	67,466	—
Net change in:
Accrued interest receivable and other assets	(140,932)	(114,839)
Accrued interest payable and other liabilities	200,924	28,180
Deferred loan fees	(19,212)	39,337

Net cash provided by operating activities	788,471	963,784

Cash flows from investing activities:
Purchases of securities available for sale	—	(3,459,730)
Purchases of securities held to maturity	—	(197,764)
Purchases of certificates of deposit	—	(100,000)
Maturities, calls and paydowns of securities available for sale	4,788,133	7,087,751
Proceeds from sale of credit card portfolio	—	257,418
Proceeds from sale of other real estate owned	207,090	—
Purchases of federal bank stock	(7,000)	(60,050)
Net change in loans	(21,059,563)	(22,144,600)
Purchases of premises and equipment	(170,793)	(1,296,830)

Net cash used by investing activities	(16,242,133)	(19,913,805)

Cash flows from financing activities:
Net change in deposits	15,368,162	1,238,900
Net change in repurchase agreements	(1,395,711)	2,400,137
Repayment of capital lease obligations	(13,126)	(6,811)
Proceeds from exercise of stock warrants	—	923,440
Redemption of stock warrants	—	(9,239)
Proceeds from exercise of stock options	—	8,500
Proceeds from short term FHLB advances, net of repayments	(5,050,000)	8,500,000
Proceeds from FHLB advances	12,000,000	2,000,000
Repayments of FHLB advances	(2,647,802)	(3,621,027)

Net cash provided by financing activities	18,261,523	11,433,900

Net change in cash and cash equivalents	2,807,861	(7,516,121)
Cash and cash equivalents at beginning of period	8,122,546	16,989,323

Cash and cash equivalents at end of period	$10,930,407	$9,473,202

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,901,196	$3,366,585
Federal income taxes	190,000	205,000
Noncash transactions:
Transfers of loans to other real estate owned	$941,944	$—
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
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. generally accepted accounting principles (U.S. GAAP). The financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report that was filed as Exhibit 13 to the December 31, 2005, Form 10-KSB. The Company has consistently followed those policies in preparing this
Form 10-QSB, except for the adoption of SFAS 123R which is described below.
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
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.
(Continued)

7.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect that the adoption of this standard will have a material effect on the Company’s financial statements since the Company does not have a defined benefit plan.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy.
In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, Ohio Legacy owned no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, management does not believe that the adoption of EITF Issue No. 06-4 will have a material impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management has not yet determined the impact of adoption of this Bulletin.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
(Continued)

8.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS Nos. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
Stock-Based Compensation: The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vested in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At September 30, 2006, all Director Warrants were vested and exercisable and no Director Warrants had been exercised or forfeited.
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

	Three months ended September 30, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$47,414	$(6,621)	$40,793
Income taxes	18,793	—	18,793

Net income	$28,621	$(6,621)	$22,000

Basic earnings per share	$0.01	$(0.00)	$0.01
Diluted earnings per share	$0.01	$(0.00)	$0.01

	Nine months ended September 30, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$348,153	$(67,466)	$280,687
Income taxes	121,674	14,987	106,687

Net income	$226,479	$(52,479)	$174,000

Basic earnings per share	$0.10	$(0.02)	$0.08
Diluted earnings per share	$0.10	$(0.02)	$0.08
(Continued)

10.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table illustrates the effect on the prior year comparable net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended September 30, 2005
			Pro Forma as
	As	Pro Forma	If under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$211,545	$(55,019)	$156,526
Income taxes	71,545	238	71,307

Net income	$140,000	$(54,781)	$85,219

Basic earnings per share	$0.06	$(0.02)	$0.04
Diluted earnings per share	$0.06	$(0.02)	$0.04

	Nine months ended September 30, 2005
			Pro Forma as
	As	Pro Forma	If under
	Reported	Adjustments	SFAS 123(R)
Income before income taxes	$613,016	$(322,506)	$290,510
Income taxes	207,016	59,158	147,858

Net income	$406,000	$(263,348)	$142,652

Basic earnings per share	$0.19	$(0.12)	$0.07
Diluted earnings per share	$0.18	$(0.11)	$0.07
Following is activity under the plan:

		Nine months ended
		September 30, 2006
		Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	285,750	$10.76	$4.73
Forfeited	(21,600)	10.78	4.90
Exercised	—	—	—
Granted	32,875	9.48	4.61

Options outstanding, end of period	297,025	$10.62	$4.71

Options exercisable, end of period	269,000	$10.74	$4.72
The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2006 was $12,000.
(Continued)

11.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine Months Ended
	September 30,
	2006	2005
Proceeds of options exercised	$—	$8,500
Related tax benefit recognized	—	1,530
Intrinsic value of options exercised	—	4,500
New shares were issued to satisfy these exercises.
Options outstanding at September 30, 2006, were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life (years)	Price	Number	Price
$8.50 - $9.99	75,025	7.97	$8.97	47,000	$8.71
$10.00	91,500	5.58	10.00	91,500	10.00
$12.00	130,500	8.14	12.00	130,500	12.00

	297,025	7.31	$10.62	269,000	$10.74

The fair value of common stock options was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the nine months ended September 30, 2006 and 2005:

	July 2006	May 2006	May 2006
	Stock Options	Stock Options	Stock Options
Options granted	3,000	500	29,375
Fair value, calculated	$4.36	$4.50	$4.64
Exercise price	$9.05	$9.27	$9.52
Risk-free interest rate, 10-year Treasury	5.06%	5.12%	5.10%
Expected stock price volatility	23.87%	24.14%	24.43%
Expected dividend rate	None	None	None
Expected life	10 years	10 years	10 years
(Continued)

12.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	August 2005	April 2005
	Stock Options	Stock Options
Options granted	5,000	89,500
Fair value, calculated	$4.76	$5.59
Exercise price	$10.00	$12.00
Risk-free interest rate, 10-year Treasury	4.23%	4.19%
Expected stock price volatility	26.99%	25.91%
Expected dividend rate	None	None
Expected life	10 years	10 years
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2006	$10,670
2007	42,680
2008	40,835
2009	14,071

Total	$108,256

NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
BASIC:
Net earnings	$22,000	$140,000	$174,000	$406,000

Weighted average common shares outstanding	2,214,564	2,187,482	2,214,564	2,148,822

Basic earnings per share	$0.01	$0.06	$0.08	$0.19

DILUTED:
Net earnings	$22,000	$140,000	$174,000	$406,000

Weighted average common shares outstanding	2,214,564	2,187,482	2,214,564	2,148,822
Dilutive effect of stock options	2,442	7,850	4,219	20,862
Dilutive effect of stock warrants	—	4,165	190	31,535

Total common shares and dilutive potential common shares	2,217,006	2,199,497	2,218,973	2,201,219

Diluted earnings per share	$0.01	$0.06	$0.08	$0.18

(Continued)

13.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – EARNINGS PER SHARE (Continued)
The following table details dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Stock options	256,525	143,250	159,525	—
Stock warrants	150,000	—	—	—
NOTE 3 — LOANS
Loans, by collateral type, were as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Balance	Percent	Balance	Percent
Residential real estate	$64,696,364	36.0%	$59,320,852	37.1%
Multifamily residential real estate	9,750,008	5.4	9,929,945	6.2
Commercial real estate	66,120,974	36.7	54,522,175	34.1
Construction	11,361,118	6.3	11,758,408	7.3
Commercial	17,544,026	9.7	12,805,424	8.0
Consumer and home equity	10,581,603	5.9	11,655,793	7.3

Total loans	180,054,093	100.0%	159,992,597	100.0%

Less: Allowance for loan losses	(1,775,284)		(1,589,407)
Net deferred loan fees	(201,659)		(220,871)

Loans, net	$178,077,150		$158,182,319

At September 30, 2006, and December 31, 2005, approximately $29,123,000 and $23,745,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.
Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,706,244	$1,215,760	$1,589,407	$1,263,655
Provision for loan losses	65,000	103,000	242,000	210,046
Loans charged-off	(3,268)	(34,096)	(66,355)	(189,966)
Recoveries	7,308	4,496	10,232	5,425

Balance, end of period	$1,775,284	$1,289,160	$1,775,284	$1,289,160

Allowance for loan losses, percent of total loans	0.99%	0.83%

(Continued)

14.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – LOANS (Continued)
Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2006, and December 31, 2005, and during the three and nine months ended September 30, 2006 and 2005:

	September 30,	December 31,
	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	2,711,980	663,970

Impaired loans, some also included in nonaccrual loans	$2,284,499	$344,837
Amount of the allowance for loan losses allocated to impaired loans	30,787	35,000

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income foregone on nonaccrual loans	$42,293	$7,192	$56,267	$35,982

Average of impaired loans during the period	$2,168,783	$321,000	$1,238,578	$572,000
Interest income recognized during impairment	1,850	—	5,186	—
Cash-basis interest income recognized during impairment	1,850	—	5,186	6,747
The contractual amount of loan commitments, which are generally made for periods of 60 days or less, and unused lines of credit with off-balance sheet risk were as follows at September 30, 2006, and December 31, 2005:

	September 30,	December 31,
	2006	2005
Commitments to make loans:
Variable-rate	$946,522	$702,000
Fixed-rate	140,500	123,000

Unused lines of credit, variable-rate	$21,094,000	$19,052,000
Commitments to make loans generally are made for periods of 60 days or less. The fixed-rate loan commitments had interest rates of 7.60% through 8.50% at September 30, 2006.
(Continued)

15.

OHIO LEGACY CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES
Overnight borrowings from the FHLB totaled $2,150,000 at September 30, 2006 and had a variable-rate of 5.42%, which adjusts daily. Overnight borrowings from the FHLB totaled $7,200,000 at December 31, 2005 and had a variable-rate of 4.33%.
The following table details FHLB advances as of September 30, 2006 and December 31, 2005:

	September	December
	2006	2005
Thirty-month interest-only advance 2.77% fixed rate, maturing June 23, 2006	$—	$1,500,000
Three-year interest-only advance 3.07% fixed rate, maturing December 22, 2006	1,500,000	1,500,000
Three-year, constant monthly payment advance 2.26% fixed rate, final maturity October 1, 2006	86,106	853,818
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	5,000,000	5,000,000
Two-year interest-only advance 4.32% fixed rate, maturing September 7, 2007	2,000,000	2,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	562,102	942,192
Twenty seven month interest-only advance 4.94% fixed rate, maturing April 25, 2008	2,000,000	—
Three-year interest-only advance 4.89% fixed rate, maturing January 16, 2009	3,000,000	—
Three-year interest-only advance 5.24% fixed rate, maturing February 23, 2009	2,500,000	—
Four-year interest-only advance 4.98% fixed rate, maturing January 25, 2010	2,000,000	—
Four-year interest-only advance 5.25% fixed rate, maturing February 23, 2010	2,500,000	—

	$21,148,208	$11,796,010

Each interest only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. Each constant monthly payment advance provides for the amortization of principal along with the payment of interest according to a predetermined schedule. The advances were collateralized by a blanket pledge of eligible residential real estate loans. At September 30, 2006, the Bank had approximately $20,628,000 in additional borrowing capacity available for future advances. As of September 30, 2006, required principal payments on all FHLB advances over the next five years were:

Remainder of 2006	$1,714,438
2007	7,433,770
2008	2,000,000
2009	5,500,000
2010	4,500,000

$21,148,208

(Continued)

16.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of September 30, 2006, and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005. This discussion is provided to give shareholders a more comprehensive review of the Company’s operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, reference to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.
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

17.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
OVERVIEW
The following key factors summarize changes in our financial condition during the three and nine months ended September 30, 2006 and results of operations during the nine months ended September 30, 2006:
▪	The loan portfolio has grown $19.9 million year-to-date

▪	The deposit portfolio increased $15.4 million during the same period

▪	Spread and margin have compressed through the first nine months due primarily to increased deposit costs

▪	Net interest income is flat compared to the same period a year ago and has gradually decreased quarter to quarter during the first nine months of this year

▪	Noninterest expense has increased throughout the first nine months
The following key factors summarize our results of operations during the three months ended September 30, 2006:
•	Net earnings totaled $22,000, a decrease from the $140,000 recorded during the third quarter of 2005

•	Interest income increased 19.5% over the third quarter of 2005; however net interest income decreased 3.7% for the same period

•	Net interest spread fell 14 basis points from the second quarter of 2006 as the cost of funds increased more than the yield on assets

•	Net interest margin fell 14 basis points compared to the second quarter of 2006 and was off 42 basis points compared to the third quarter of 2005 due to the continued reliance on certificates of deposit and borrowings

•	Noninterest expense increased $44,000 over the second quarter of 2006 due largely to increased salary expense
The following forward-looking statements describe our near-term outlook:
•	The flat and sometimes inverted yield curve has compressed the spread earned between new loans and our funding sources

•	Time deposits, money market accounts and Federal Home Loan Bank advances pricing upward in-step with the Federal Reserve Fed Fund increases throughout the first half of the year have put tremendous pressure on three of our four primary funding sources

•	We expect compensation and occupancy expense to begin to level in the fourth quarter of 2006 as we have completed the staffing buildup in our Mortgage, Business banking, Credit Admin and Commercial banking areas

•	We remain committed to our deposit growth strategy and believe that we are beginning to see this strategy pay dividends

•	We have experienced an increase in delinquency and assets categorized as “nonaccrual,” however, we believe that this was driven by two commercial real estate loans that senior management is actively involved with

•	We remain bullish on the outlook for well priced loan growth in our primary markets
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

18.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
FINANCIAL CONDITION
Assets. At September 30, 2006, assets totaled $226.8 million, an increase of $18.8 million, or 9.0%, from year-end 2005. Asset growth during the first nine months of 2006 was funded by an increase in deposits of $15.4 million and borrowings from the Federal Home Loan Bank of $4.3 million. Asset mix continued to shift toward loans by using cash from paydowns on securities, as well as by deploying new deposit and borrowing balances into the loan portfolio. Loans, net of the allowance for loan losses, comprised 79% and 76% of assets at September 30, 2006, and December 31, 2005, respectively.
Securities. Total securities decreased by $1.1 million during the third quarter of 2006 and $4.8 million during the first nine months of 2006. The decrease in the portfolio was due to the repayments of principal on the mortgage backed securities which comprise approximately 70% of the portfolio. Effective during the fourth quarter of 2006, a portion of the portfolio’s cash flow will be reinvested in tax exempt municipal bonds. This strategy is intended to rebuild the portfolio and improve its overall yield.
Loans. At September 30, 2006, the loan portfolio, net of the allowance for loan losses and deferred fees totaled $178.1 million, an increase of $5.7 million from June 30, 2006, and $19.9 million from year-end 2005. During the third quarter of 2006, the largest increase in loans came in the commercial real estate portfolio, which grew $4.1 million, while loans secured by residential real estate increased $1.7 million. Commercial and construction loans grew slightly with home equity, consumer and multifamily decreased slightly for the period.
For the nine month period ending September 30, 2006, the commercial real estate loan portfolio had the largest increase, growing $11.6 million, or 21%. Loans secured by residential real estate grew $5.4 million, or 9.1%, during the same period.
Allowance for loan losses and asset quality. At September 30, 2006, the allowance for loan losses was $1.8 million, or 0.99%, of total loans. The Company believes that credit quality remains strong; however there are a number of material changes that bear explanation. Delinquency, which the Company continues to view as an indicator of overall portfolio strength, deteriorated to 2.17% of total loans. This is an increase from 1.0% of total loans at June 30, 2006. The increase is due primarily to two relationships that have moved to non-accrual status. The Company’s methodology for calculating delinquency includes all non-accrual loans as being delinquent. The two relationships totaling $2.0 million in outstanding debt are also responsible for driving nonperforming loans to $2.7 million at September 30, 2006, compared to $678,000 at June 30, 2006 and $664,000 at December 31, 2005. Loans are considered nonperforming if they are impaired or if they are in non-accrual status. The Company performs extensive monthly analysis on all loans that are delinquent, classified on the “watch list” or are non-performing to determine real risk of loss and believes that there is a manageable risk of principal loss with both relationships. The Senior Lender and the Manager of Credit Administration are integrally involved with the relationships that recently moved to non-accrual; both relationships are commercial real estate investment properties. We believe that we will be able to sell the smaller of the two ($287,000) at little or no loss, while the other ($1.7 million) is a real estate subdivision in which the Company intends to act as the developer to minimize the risk of loss. The Company anticipates that this property will move to Other Real Estate Owned (OREO) status in late 2006. In order to assure that the Company is in position to maintain its historically high credit standards we have increased the sample size of loans reviewed by our independent loan review specialists, and in the second quarter, added a manager of credit administration responsible for credit process and quality, reporting directly to the CEO. Additionally we formed a separate board committee; the Credit Risk Management Committee for the purpose of providing more timely and thorough board oversight of the credit function of the Company. Net charge-off (recovery) performance continues to be strong, falling from an annual rate of 0.14% of average loans for the three months ending June 30, 2006 to an annual rate of (0.01)% for the quarter ending September 30. This also compares favorably to the annual rate for the same period a year ago which was 0.08%. The provision for loan losses for the period totaled $65,000, bringing the total allowance to $1.8 million dollars or 0.99% of loans. The Company believes the allowance for loan loss is adequate. Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses have been incurred. See “Significant Accounting Policies – Allowance for loan losses” above.

19.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
Premises and equipment, accrued interest receivable and other assets. Premises and equipment decreased $138,000 during the nine months ended September 30, 2006 to a total of $3.7 million. This change represents normal amortization and depreciation within our fixed asset portfolio.
Deposits. The deposit portfolio increased $8.8 million during the quarter while core deposit balances increased $1.4 million for the period. Noninterest bearing deposits increased $1.2 million over the second quarter. During the quarter, certificates of deposit (CD) balances increased $7.4 million. While these balances are more expensive than core deposits, they are less expensive than wholesale funding and provide the opportunity to cross sell other services as nearly all of our CD relationships are retail in nature. For the nine months ended September 30, 2006, deposits increased $15.4 million, including a $0.4 increase in core deposits. We are pleased with our deposit growth in total. At a time when many community banks in our market area are having difficulty growing any deposits, we are growing at an annualized rate of 12.6%. However we recognize that we are still overly reliant on CD’s which is not consistent with our model. In order to achieve our earnings projections it is imperative that we consistently achieve core, and especially noninterest bearing deposit growth.
Our number one priority remains changing the deposit and funding mix by growing core deposits and it is recognized that this is a long term effort. Our efforts to increase core deposits include the additional staffing that we have added which we discuss in detail in the “Strategic Development” section that follows.
Borrowings. The increase in the deposit portfolio funded the growth in the loan portfolio and provided excess funds allowing the Company to lower total borrowings by $6.2 million during the quarter to $29.2 million. This is the lowest level of borrowing the Company has had since year end 2005 when total borrowings were $26.3 million. It is our intention to continue to reduce our dependence on borrowed funding while growing core deposits and retail CD’s.
RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2006
Net earnings for the three months ended September 30, 2006, were $22,000, or $0.01 per share, compared to $140,000, or $0.06 per share, during the third quarter of 2005. Earnings before federal income tax expense were $41,000 during the third quarter of 2006 compared to $212,000 in 2005.
Net interest income. During the three months ended September 30, 2006 compared to the same period in 2005, net interest income was flat, falling slightly from $1.69 million to $1.63 million. Interest income increased 19.5% over the same period a year ago and was up 4.4% over the second quarter of 2006. Net interest margin was 3.08% in the third quarter of 2006, down, compared to 3.50% in the third quarter of 2005 and 3.22% in the second quarter of 2006. Interest rate spread continued to contract, falling to 2.67% in the third quarter 2006 compared to 3.16% in the year-ago period. This decrease in margin and spread in the face of increasing interest revenue is a result of the cost of funds increasing faster than the yield on earning assets. In order to improve our margin and spread the Company must continue to address its costs and sources of funds. We discuss this in detail in the “Deposit” section above.

20.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
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

	Three months ended September 30,
	2006				2005
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,097		$54	5.20%	$3,381		$30	3.52%
Securities available for sale	29,532		290	3.94	37,286		341	3.66
Securities held to maturity (1)	833		11	5.20	804		10	5.22
Federal agency stock	1,513		22	5.87	1,456		19	5.33
Loans (2)	173,943		3,108	7.09	149,183		2,516	6.69

Total interest-earning assets	209,918		3,485	6.59	192,110		2,916	6.02

Noninterest-earning assets	11,749				9,042

Total assets	$221,667				$201,152

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,604		16	0.74	$9,684		19	0.77
Savings accounts	10,792		22	0.82	16,863		42	0.99
Money market accounts	34,642		315	3.60	28,392		186	2.60
Certificates of deposit	102,938		1,106	4.26	92,607		736	3.15

Total interest-bearing deposits	156,976		1,459	3.69	147,546		983	2.64
Other borrowings	30,649		395	5.16	22,418		241	4.31

Total interest-bearing liabilities	187,625		1,854	3.92	169,964		1,224	2.86

Noninterest-bearing demand deposits	14,881				12,449
Noninterest-bearing liabilities	1,070				711

Total liabilities	203,576				183,124
Shareholders’ equity	18,091				18,028

Total liabilities and shareholders’ equity	$221,667				$201,152

Net interest income; interest rate spread (3)			$1,631	2.67%			$1,692	3.16%

Net earning assets	$22,293				$22,146

Net interest margin (4)				3.08%				3.50%
Average interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The shift in asset mix to loans from securities through growth in the loan portfolio and a higher yield on the loan portfolio helped to mitigate the impact of a flat-curve interest rate environment in the third quarter of 2006 as the yield on performing assets was 6.59%, an increase of 11 basis points from the previous quarter and 57 basis points from the third quarter of 2005.
The yield on loans improved to 7.09% during the third quarter of 2006 as a result of the marginal yield on new loans that has exceeded our portfolio rate during 2006. The average rate of loans originated during the third quarter of 2006 was 8.28%. Given the Federal Reserve’s pause on rate increases over the last three months and the anticipated continued neutral stance for the short term it remains critical for the Company to price loans effectively. We do not intend to win loan business on pricing. It is our intention to price at a slight premium to the market to reflect the higher level of personal service our customers receive from our Company.

21.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
Interest expense. The cost of funds increased 25 basis points during the third quarter of 2006 compared to the second quarter and increased 106 basis points compared to the third quarter of 2005 due to increased deposit rates in our markets. Our balance sheet and interest expense expectations are still adjusting to the consistent increase in rates led by the Federal Reserve increases in the Fed Funds rate over the last two years. Even as we have added deposits and reduced borrowings our cost of funds has increased dramatically due to the increase in rates and the local market competition for deposits.
The cost of CDs was higher in the third quarter of 2006, compared to the second quarter of 2006 and the third quarter of 2005, due to sharply higher short-term rates in 2006. CD customers continue to be reluctant to accept long-term maturities in the current flat yield curve rate environment as they see little or no advantage for extending their maturities. The weighted average maturity of our CD portfolio was 13 months at September 30, 2006, compared to 14 months at September 30, 2005. We expect our cost of funds to continue to rise during the fourth quarter of 2006 and early 2007, however, at a slowing rate as the market absorbs the Federal Reserve rate increases and as we continue to grow core deposits.
Provision for loan losses. The provision for loan losses for the period totaled $65,000, bringing the total allowance to $1.8 million dollars or 0.99% of loans. The Company believes the allowance for loan loss is adequate.
Noninterest income. Service charges on deposit accounts increased to $259,000 for the three month period ended September 30, 2006 from $138,000 for the same period in 2005 due to the restructuring of our deposit fees and increased volumes of personal checking accounts. Other income increased from $8,000 in 2005 to $13,400 for the quarter in 2006. This is due primarily to increased sales of our merchant card services product line. A gain on the sale of repossessed assets of $2,300 was recognized during the period. We anticipate reported noninterest income continuing to show improvement as our mortgage banking business begins to show results and as we continue to introduce fee based cash management products for our small business deposit clients.
Noninterest expense. Total noninterest expense was $1.8 million in the third quarter of 2006 compared to $1.5 million in the third quarter of 2005. Noninterest expense in the third quarter of 2006 increased $44,000 compared to the second quarter of 2006. Compared to 2005, salary and benefit expense is up $164,600, due largely to the increased staff associated with the North Canton banking office which opened in October of 2005. We have added staff this year, beyond the new office, to execute on our primary strategies. This build-up and its impact is discussed at length under “Strategic Development” section that follows.
Professional fees were lower through the first nine months of 2006 due to the reduction in recruitment costs. Consulting fees incurred to assist management with performing its duties under section 404 of the Sarbanes-Oxley Act along with internal and external audit fees, are, however, expected to rise throughout the fourth quarter.
Data processing expense continues to increase during 2006 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to customers. Data processing expense in the third quarter of 2006 increased $32,000 from the third quarter of 2005. Through the first nine months of the year data processing expense is $24,000 ahead of the same period in 2005. We anticipate that for the life of the current agreements under which the Company receives its data processing services, these expenses will increase.
Intangible asset amortization. Intangible asset amortization relates to core deposit and other intangibles recognized with the acquisition of the Milltown banking office in Wooster in August 2004. Amortization in the third quarter of 2006 was $42,000 compared to $52,000 in the same period of 2005.

22.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2006
Net earnings totaled $174,000 for the nine months ended September 30, 2006, or $0.08 per diluted share, compared to $406,000, or $0.18 per diluted share, during the first nine months of 2005.
Net interest income. During the nine months ended September 30, 2006, net interest income before provision for loan losses was $5.0 million, basically flat compared to the $4.9 million recorded during 2005. Net interest margin decreased to 3.25% in 2006 from 3.44% in the first nine months of 2005 and interest rate spread decreased to 2.84% during the first nine months of 2006 compared to 3.13% during 2005.
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

	Nine months ending September 30,
	2006				2005
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		paid	Rate	Balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,324		$157	4.86%	$6,300		$122	2.59%
Securities available for sale	31,332		913	3.89	39,494		1,097	3.70
Securities held to maturity (1)	835		33	5.20	699		27	5.32
Federal agency stock	1,497		65	5.83	1,421		56	5.23
Loans (2)	167,355		8,806	7.03	142,698		6,992	6.55

Total interest-earning assets	205,343		9,974	6.49	190,612		8,294	5.82

Noninterest-earning assets	10,717				8,879

Total assets	$216,060				$199,491

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,205		52	0.75	$10,541		61	0.78
Savings accounts	12,339		76	0.83	21,355		164	1.03
Money market accounts	31,139		758	3.25	25,855		501	2.59
Certificates of deposit	97,639		2,916	3.99	90,952		2,031	2.99

Total interest-bearing deposits	150,322		3,802	3.38	148,703		2,757	2.48
Other borrowings	32,190		1,186	4.91	20,388		643	4.21

Total interest-bearing liabilities	182,512		4,988	3.65	169,091		3,400	2.69

Noninterest-bearing demand deposits	14,412				12,167
Noninterest-bearing liabilities	1,079				698

Total liabilities	198,003				181,956
Shareholders’ equity	18,057				17,535

Total liabilities and shareholders’ equity	$216,060				$199,491

Net interest income; interest-rate spread (3)			$4,986	2.84%			$4,894	3.13%

Net earning assets	$22,831				$21,521

Net interest margin (4)				3.25%				3.44%
Average interest-earning assets to interest-bearing liabilities	1.13	x			1.13	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The yield on interest-earning assets improved to 6.49% during the nine months of 2006 compared to 5.82% in 2005.

23.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
The yield on loans increased during 2006 compared to 2005 as a result of the upward repricing of variable-rate loans year-to-date, especially those loans indexed to the Prime rate, and the marginal yield on new loans that has exceeded our portfolio rate during 2006.
Interest expense. Our overall cost of funds increased to 3.65% during the first nine months of 2006, compared to 2.69% in 2005. As noted earlier, the increase in the cost of deposits was driven primarily by the results of steady increase in rates by the Federal Reserve over the last two years. The cost of other borrowings has increased as the borrowings drawn from the FHLB throughout 2004 and early 2005 were done at historically-low rates and borrowings since then have been at increasingly higher rates. At September 30, 2006, all FHLB advances are fixed rate, except for $2.2 million of overnight borrowings whose rates are subject to change daily.
Provision for loan losses. The provision for loan losses during the nine months of 2006 was $242,000, compared to $210,000 in 2005. Net charge-offs during the first nine months of 2006 totaled $56,123 and net charge-offs in 2005 totaled $184,541.
Noninterest income. Total noninterest income was $823,000 for the nine months ended September 30, 2006, compared to $421,000 during the same period in 2005. The increase in deposit service charge income and other service fee income was partially due to an increase in the number of transaction-based deposit accounts that generate this type of fee income but is primarily due to new non-sufficient funds and overdraft fee assessment program that was put into effect in January 2006. Annualized noninterest income, excluding gains and losses, totaled 0.51% of average assets during the first nine months of 2006 compared to 0.27% in 2005.
Noninterest expense. Total noninterest expense increased to $5.3 million during 2006 from $4.5 million in 2005. The efficiency ratio increased to 92.3% during 2006 compared to 80.0% during the first nine months of 2005.
Salaries and benefits have been higher in 2006 due to the addition of our new banking office in North Canton, and the additional staff hired to execute on our strategic plan. Occupancy and equipment expenses increased with the addition of the North Canton Office. Professional fees were lower through the first nine months of 2006 due to the reduction in management succession costs. Legal expenses related to the nonaccrual loans and consulting fees incurred to assist management with compliance for the Sarbanes Oxley Section 404 are anticipated to increase in the fourth quarter. Data processing expense has increased during 2006 as a result of higher transaction volumes, more deposit and loan accounts and additional services offered to clients.
STRATEGIC DEVELOPMENTS
The Company has made a substantial investment in additional staff this year, to execute on our primary strategies. These additions break out into three primary areas; business/commercial banking, credit administration and mortgage banking. In the first 9 months of this year we have added 3 mortgage loan originators, a mortgage loan analyst, a Senior Vice President of mortgage banking, 2 business bankers, a commercial banker, a Vice President/Manager of credit administration, and a deposit retention/loyalty specialist. These hires are all targeted against our key strategies of improving our deposit mix, increasing our revenue and maintaining our growth rate, while we improve profitability. We believe that the Company is just beginning to experience dividends from the commitment to its deposit gathering strategy. The execution of this strategy falls primarily to the banking center managers, commercial and business bankers. We believe that we now have the right complement of individuals in position to fully execute against this strategy. Similarly as we have continued to grow the loan portfolio we have developed the need for additional talent in the administration of our credit process and policy. We believe that the right individuals are in place to effectively manage the risk associated with this activity. Lastly, the mortgage banking strategy has come together in approximately 60 days, from a standing start to the ability to begin processing, closing and selling loans – the effort of this team has been remarkable. In spite of a “down housing market” we remain bullish on the results that this group will produce for the Company.
We believe that we now have the team that will be successful in growing the Company and delivering on our commitment to our shareholders to grow profitably. We are not pleased with the level of profitability the Company achieved in the third quarter and we are committed to higher levels of financial return. However in order to achieve

24.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
higher levels of performance we have had to add significant product, process and people improvements. While improvement is a “never ending story” we believe that we are now in position to leverage the investment that has been made.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of September 30, 2006, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Three months	Year ended December 31,
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Certificates of deposit	$21,527	$57,850	$21,952	$3,477	$1,865	$597
Repurchase agreements	1,671	—	—	—	—	—
Short-term FHLB advances	2,150	—	—	—	—	—
FHLB advances	1,714	7,434	2,000	5,500	4,500	—
Subordinated debentures (1)	—	—	—	—	—	3,325
Capital lease obligations (2)	43	179	181	181	181	1,156
Operating leases	53	200	183	183	183	502
Deposits without maturity	70,982	—	—	—	—	—

(1)	The subordinated debentures are redeemable at par, at the Company’s option, any time prior to maturity, which is March 31, 2022.

(2)	Includes $976 of amounts allocable to interest payments over the remaining term of the leases.
Note 3 to the consolidated financial statements discloses in greater detail other loan commitments and contingencies and the various obligations that exist under those agreements.
At September 30, 2006, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which was formed in March 2002 for the sole purpose of issuing trust preferred securities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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
Our principal sources of funds are deposits, loan and security repayments and maturities, sales of securities, borrowings from the FHLB and capital transactions. Alternative sources of funds include repurchase agreements, brokered CDs and the sale of loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

25.

OHIO LEGACY CORP
MANAGEMENT DISCUSSION AND ANALYSIS
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
During the first nine months of 2006, cash and cash equivalents increased slightly from $8.1 million at December 31, 2005 to $10.9 million. Cash and cash equivalents represented 4.8% of total assets at September 30, 2006, and 3.9% of total assets at December 31, 2005. We invested excess liquid funds, paydowns/maturities from our securities portfolio, deposit growth, and FHLB borrowings into loans during the first nine months of 2006. Our loans to deposits and loans to interest-earning assets ratios increased during the first nine months of 2006 as loan growth has outpaced deposit growth.
CAPITAL RESOURCES
Total shareholders’ equity was $18.4 million at September 30, 2006, an increase of $303,000 from December 31, 2005. The increase in equity was a result of earnings retention of $174,000, a reduction in the unrealized loss on securities available for sale and additional paid in capital from stock options.
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
Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2006:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Ohio Legacy Corp	$23,758	14.0%	$13,627	8.0%	NA	NA
Ohio Legacy Bank	22,032	12.9	13,635	8.0	17,044	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Corp	$21,983	12.9%	$6,813	4.0%	NA	NA
Ohio Legacy Bank	20,257	11.9	6,818	4.0	10,226	6.0%

Tier 1 capital to average assets
Ohio Legacy Corp	$21,983	9.8%	$8,956	4.0%	NA	NA
Ohio Legacy Bank	20,257	9.1	8,956	4.0	11,195	5.0%
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of the current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.

26.

Item 3. Controls and Procedures
As of September 30, 2006, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.
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

27.

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
		Note 2 on page 13 of this Form 10-QSB)

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

28.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

(Registrant)

Date: November 14, 2006	By: /s/ D. Michael Kramer

D. Michael Kramer
President, Chief Executive Officer, Director and acting Chief Financial Officer

29.