Form 10KSB
period 2006-12-31
OHIO LEGACY CORP
filed 2007-04-02
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The issuer’s revenues for the year ended December 31, 2006, were $14,716,097.
At March 15, 2007, the registrant had 2,214,564 Common Shares issued and outstanding and the aggregate market value of the voting shares held by nonaffiliates of the registrant, based on a closing price of $9.51 per share, was approximately $15,140,000.
DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB — Portions of 2006 Annual Report to Shareholders for the year ended December 31, 2006
Part III of Form 10-KSB — Portions of Proxy Statement for the 2007 Annual Meeting of Shareholders
Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

TABLE OF CONTENTS

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6. Management’s Discussion and Analysis
Item 7. Financial Statements
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions and Director Independence
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
EX-13 ANNUAL REPORT
EX-14 CODE OF ETHICS
EX-20 PROXY STATEMENT
EX-21 SUBSIDIARY OF OHIO LEGACY CORP
EX-23 CONSENT OF CROWE, CHIZEK, AND COMPANY LLC
EX-31.1 302 CERTIFICATION FOR CEO, CFO, AND PRESIDENT
EX-32.1 906 CERTIFICATION FOR CEO, CFO AND PRESIDENT

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
Commercial and Construction Lending Products
Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the cash flow of the related businesses. These loans typically are secured by business assets such as equipment or inventory. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether or not to grant the credit. Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Additionally, the historical performance of the company, the business principles and the industry are reviewed prior to the extension of credit. Commercial loans comprised 10.4% of the loan portfolio at December 31, 2006.
Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings; and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan. Commercial real estate and multifamily real estate loans comprised 41.7% of the loan portfolio at December 31, 2006.
Construction loans are secured by residential and business real estate. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 5.7% of the loan portfolio at December 31, 2006.
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
Retail Lending Products
Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower’s residence. These loans are made based on the borrower’s ability to make repayment from employment and other income. Using secondary market approval standards management assesses the borrower’s ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Beginning in November of 2006 the bank began originating residential real estate loans and selling these loans to the secondary market. It is the strategy of the Company going forward to sell these types of loans.
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
Residential real estate, consumer and home equity loans comprised 42.2% of the total loan portfolio at December 31, 2006.
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
Employees
At December 31, 2006, the Bank employed 71 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the Securities and Exchange Commission (SEC) do not contain any untrue statement of a material fact. Beginning with the fiscal year ended December 31, 2007, additional certification regarding effective disclosure controls and procedures related to financial reporting will also be required. The Company’s independent registered public auditing firm will be required to issue an opinion as to the effectiveness of these controls as of December 31, 2008.
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
Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of national banks and bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. It is the intention of the Company to keep the bank “well capitalized”. The Bank had risk-based capital ratios above regulatory minimum requirements at December 31, 2006.
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

	Year ended December 31,
	2006				2005
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,578		$231	5.05%	$5,581		$157	2.82%
Securities available for sale	30,558		1,192	3.90	38,336		1,426	3.72
Securities held to maturity (1)	993		53	5.34	734		39	5.29
Federal Reserve Bank stock	1,505		89	5.91	1,432		77	5.40
Loans (2)	170,114		12,030	7.07	146,242		9,669	6.61

Total interest-earning assets	207,748		13,595	6.54	192,325		11,368	5.91

Noninterest-earning assets	11,167				9,140

Total assets	$218,915				$201,465

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,005		67	0.74	$10,497		81	0.78
Savings accounts	11,637		96	0.82	19,856		197	0.99
Money market accounts	32,828		1,116	3.40	26,254		679	2.59
Certificates of deposit	100,369		4,171	4.16	91,617		2,848	3.11

Total interest-bearing deposits	153,839		5,450	3.54	148,244		3,805	2.57
Other borrowings	31,015		1,543	4.98	21,905		935	4.27

Total interest-bearing liabilities	184,854		6,993	3.78	170,129		4,740	2.79

Noninterest-bearing demand deposits	15,158				12,893
Noninterest-bearing liabilities	1,026				758

Total liabilities	201,038				183,780
Shareholders’ equity	17,877				17,685

Total liabilities and shareholders’ equity	$218,915				$201,465

Net interest income; interest-rate spread (3)			$6,584	2.76%			$6,628	3.12%

Net earning assets	$22,894				$22,196

Net interest margin (4)				3.17%				3.45%
Average interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

(1)	Yield calculated on a taxable-equivalent basis.

(2)	Average loans are net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets. Fee income is included in interest earned.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	$(32)	$106	$74	$(21)	$77	$56
Securities available for sale	(301)	67	(234)	104	—	104
Securities held to maturity	11	(15)	(4)	33	—	33
Federal agency stock	4	8	12	10	5	15
Loans	1,655	706	2,361	1,392	295	1,687

Total assets	$1,337	$872	$2,209	$1,518	$377	$1,895

Change in interest expense attributable to:
Interest-bearing demand deposits	$(11)	(3)	$(14)	$(5)	(6)	$(11)
Savings accounts	(72)	(29)	(101)	(147)	(13)	(160)
Money market accounts	194	243	437	523	87	610
Certificates of deposit	292	1,031	1,323	498	41	539
Other borrowings	435	173	608	(74)	136	62

Total interest-bearing liabilities	$838	$1,415	$2,253	$795	$245	$1,040

Change in net interest income			$(44)			$855

Industry Guide 3 — Item II. Investment Portfolio
A.	This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 2 to the Consolidated Financial Statements on page 12 and is incorporated in this document by reference.

B.	Equity securities consist of Federal Home Loan Bank and Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis.
Maturities of Investment Securities (Dollars in thousands)

	Due in one		Due after one		Due after five		After
	year or less		through five years		through ten years		ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	$—	—	$6,299	3.35%	$988	5.00%	$—	—
Mortgage-backed	—	—	613	3.84	3,583	3.87	15,462	4.28%
Municipal	—	—	—	—	829	5.16 (1)	1,373	5.98 (1)

	$—	—	$6,912	3.39%	$5,399	4.28%	$16,835	4.42%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2006.

C.	Excluding holdings of U.S. Government-sponsored enterprises, there were no investments in securities of any one issuer exceeding 10% of the Company’s consolidated shareholders’ equity at December 31, 2006.
Industry Guide 3 — Item III. Loan Portfolio
A.	Types of Loans

This information is contained in the Annual Report, which is filed as Exhibit 13 under Note 3 to the Consolidated Financial Statements on page 14 and is incorporated in this document by reference.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2006:

	Maturing
		After one
	One year	through	After five
(Dollars in thousands)	or less	five years	years	Total
Fixed rate:
Commercial	$—	$3,232	$1,160	$4,392
Commercial real estate	—	1,393	112	1,505
Real estate construction	—	1,034	30	1,064

Total fixed rate	$—	$5,659	$1,302	$6,961

Variable rate:
Commercial	$885	$12,571	$676	$14,132
Commercial real estate	—	62,900	823	63,723
Multifamily residential real estate	—	9,453	—	9,453
Real estate construction	449	8,722	—	9,171

Total variable rate	$1,334	$93,646	$1,499	$96,479

C.	Risk Elements
1.	Nonaccrual, Past Due and Restructured Loans — This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 3 to the Consolidated Financial Statements on page 15 and is incorporated in this document by reference.

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

2.	Potential Problem Loans — At December 31, 2006, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 — Item III.C.1.

3.	Foreign Outstandings — There were no foreign loans outstanding during any period presented.

4.	Loan Concentrations — At December 31, 2006, approximately $16,316,000 of loans were made to individuals or companies involved in the rental of residential real estate. This concentration accounts for 10.2% of total loans at that date. Loans to individuals or companies involved in the leasing of commercial real estate total $14,381,000 or 9.1% of total loans at December 31, 2006.
D.	Other Interest-bearing Assets — At December 31, 2006, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 — Item III.C.1. or 2 if such assets were loans.
Industry Guide 3 — Item IV. Summary of Loan Loss Experience
A.	Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the year ended December 31 was as follows:

	2006	2005
Balance, January 1	$1,589,407	$1,263,655
Provision for loan losses	467,000	523,046
Loans charged-off:
Residential real estate	(297,938)	(45,176)
Commercial	(3,267)	(92,695)
Consumer and home equity	(9,981)	(65,787)

Total loans charged-off	(311,186)	(203,658)
Recoveries, residential real estate	4,560	—
Recoveries, consumer and home equity	7,329	6,364

Balance, December 31	$1,757,110	$1,589,407

Balance as a percentage of total loans	.98%	0.99%

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

B.	Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

	2006		2005
		Percentage of		Percentage of
		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans
Commercial	$185,000	10.4%	$178,000	8.0%
Commercial real estate	962,110	36.4	846,000	34.1
Multifamily residential real estate	100,000	5.3	99,000	6.2
Residential real estate	370,000	36.5	320,000	37.1
Construction	35,000	5.7	29,000	7.3
Consumer and home equity	105,000	5.7	117,000	7.3

Total	$1,757,110	100.0%	$1,589,000	100.0%

Industry Guide 3 — Item V. Deposits
A.	Average Amount and Average Rate Paid On Deposits. This information is contained in the Annual Report, which is filed as Exhibit 13, under Note 6 to the Consolidated Financial Statements on page 18 and is incorporated in this document by reference.

B.	Other categories — not applicable.

C.	Foreign deposits — not applicable.

D.	The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2006:

Three months or less	$13,216,084
Over three through six months	9,344,418
Over six through twelve months	11,152,830
Over twelve months	11,845,029

Total	$45,558,361

E.	Time deposits greater than $100,000 issued by foreign offices — not applicable.
Industry Guide 3 — Item VI. Return on Equity and Assets
This information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Comparative Summary of Selected Financial Data” on page 29 and is incorporated in this document by reference.

Industry Guide 3 — Item VII. Short-Term Borrowings
During 2006 the Company entered into repurchase agreements and short-term FHLB advances. This information is contained in the Annual Report, which is filed as Exhibit 13 under Note 7 and Note 8 to the Consolidated Financial Statements on pages 18 and 19 and is incorporated in this document by reference.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the security holders in the fourth quarter of 2006.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s common stock is publicly traded on the NASDAQ SmallCap Market under the ticker symbol OLCB. At March 15, 2007, there were 2,214,564 Common Shares of the Company issued and outstanding and there were 276 holders of record. The following table summarizes the highest and lowest closing price of the Company’s stock during 2006 and 2005:

	2006		2005
	HIGH	LOW	HIGH	LOW
First Quarter	$10.75	$9.67	$14.98	$12.75
Second Quarter	9.80	9.10	12.99	10.24
Third Quarter	9.47	8.80	10.74	9.24
Fourth Quarter	9.35	8.50	9.95	9.05

No cash dividends were paid during 2006 or 2005. The information regarding the restrictions on the Company’s ability to pay dividends is contained in the Annual Report, which is filed as Exhibit 13, under Note 13 to the consolidated financial statements and is incorporated in this document by reference.
There are no matters to report under (b) and (c) of this Item 5.
Item 6. Management’s Discussion and Analysis.
The information is contained in the Annual Report, which is filed as Exhibit 13, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 through 40 and is incorporated in this document by reference.
Item 7. Financial Statements.
The Consolidated Financial Statements and the report of Crowe Chizek and Company LLC dated March 14, 2007, appearing in the Annual Report, which is filed as Exhibit 13, on pages 2 through 6 are incorporated in this document by reference.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.
Item 8A. Controls and Procedures.
The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2006, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.
There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information.
There are no matters to be reported under this item.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
The information contained in the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of Ohio Legacy Corp (Proxy Statement) under the captions “Proposal 1 Election of Directors” on pages 2 through 4, “Executive Officers” on page 5, “Compliance with Section 16(a) of the Exchange Act” on page 15, and “Report of the Audit and Compliance Committee” on pages 20 is incorporated in this document by reference.

The Company’s Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers of the Company. The code of ethics is available on the Company’s website, http://www.ohiolegacycorp.com, and is incorporated by reference to Exhibit 14 to this Form 10-KSB.
Item 10. Executive Compensation.
The information contained in the Proxy Statement under the captions “Compensation of Directors” and “Compensation of Executive Officers” on pages 6 through 12 and “Report of the Compensation Committee” on page 12 is incorporated in this document by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 13 and 14 and is incorporated in this document by reference.

Equity Compensation Plan Table
The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company and the number of securities remaining available for future issuance as of the end of the 2006 fiscal year.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding	(excluding securities
	and warrants	options and warrants	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	435,375(1)	$10.41	112,625

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes 150,000 warrants granted to directors and officers of the Company.
Item 12. Certain Relationships and Related Transactions.
The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” on page 15 is incorporated in this document by reference.

Item 13. Exhibits

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.4	(3)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(5)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

10.12	(8)	Employment Agreement with Mr. Douce, effective January 1, 2006

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to page 9 of the 2006 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-KSB)

13		2006 Annual Report to Shareholders

14		Code of Ethics

20		Proxy Statement for the 2007 Annual Meeting of Shareholders

21		Subsidiary of Ohio Legacy Corp

23		Consent of Crowe Chizek and Company LLC

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	- Incorporated by reference to Registrant’s Form 8-K filed on May 26, 2005

(8)	- Incorporated by reference to Registrant’s Form 8-K filed on August 4, 2005
Item 14. Principal Accountant Fees and Services.
The information contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” on pages 15 through 16 and is incorporated in this document by reference.

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

By:	/s/ D. Michael Kramer D. Michael Kramer President and Chief Executive Officer and acting Chief Financial Officer and acting Principal Accounting Officer

Date: March 30, 2007

By:	/s/ D. William Allen D. William Allen, Director

Date: March 30, 2007

By:	/s/ Robert F. Belden Robert F. Belden, Director

Date: March 30, 2007

By:	/s/ Scott J.Fitzpatrick Scott J. Fitzpatrick, Director

Date: March 30, 2007

By:	/s/ Gregory A. Long Gregory A. Long, Director

Date: March 30, 2007

By:	/s/Daniel H. Plumly Daniel H. Plumly, Director and Secretary

Date: March 30, 2007

By:	/s/ Melvin J. Yoder Melvin J. Yoder, Director

Date: March 30, 2007

By:	/s/ J. Edward Diamond J. Edward Diamond, Director

Date: March 30, 2007