Form 10QSB
period 2007-03-31
OHIO LEGACY CORP
filed 2007-05-15
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
(330) 263-1955
Issuer’s telephone number
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 14, 2007, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-QSB
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2007
FIRST QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007, and December 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$4,999,845	$5,659,986
Federal funds sold and interest-bearing deposits in financial institutions	4,586,881	7,379,879

Cash and cash equivalents	9,586,726	13,039,865
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	25,924,838	26,945,022
Securities held to maturity (fair value of $2,994,998 and $2,166,324 at March 31, 2007 and December 31, 2006)	3,004,878	2,201,682
Loans held for sale	1,857,071	1,212,470
Loans, net of allowance of $1,756,875 and $1,757,110 at March 31, 2007 and December 31, 2006	175,473,074	177,021,214
Federal bank stock	1,541,200	1,541,200
Premises and equipment, net	3,526,937	3,618,697
Intangible asset	245,592	282,388
Other real estate owned	2,449,897	2,566,301
Accrued interest receivable and other assets	2,009,276	1,954,992

Total assets	$225,719,489	$230,483,831

LIABILITIES
Deposits:
Noninterest-bearing demand	$17,264,984	$17,346,767
Interest-bearing demand	9,285,140	9,988,257
Savings	53,383,845	49,504,180
Certificates of deposit, net	106,428,894	109,477,664

Total deposits	186,362,863	186,316,868
Repurchase agreements	1,593,735	1,317,527
Federal Home Loan Bank advances	14,304,612	19,433,770
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	933,038	940,183
Accrued interest payable and other liabilities	673,308	731,926

Total liabilities	207,192,556	212,065,274

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	18,748,640	18,737,150
Accumulated earnings	160,969	166,415
Accumulated other comprehensive loss	(382,676)	(485,008)

Total shareholders’ equity	18,526,933	18,418,557

Total liabilities and shareholders’ equity	$225,719,489	$230,483,831

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$3,241,274	$2,754,238
Securities, taxable	275,447	321,664
Securities, tax-exempt	23,322	7,181
Interest-bearing deposits, federal funds sold and other	100,448	42,553
Dividends on federal bank stock	23,823	21,619

Total interest income	3,664,314	3,147,255

Interest expense:
Deposits	1,711,227	1,073,771
Federal Home Loan Bank advances	195,838	241,002
Subordinated debentures	70,723	70,722
Repurchase agreements	13,591	28,871
Capital leases	36,667	37,487

Total interest expense	2,028,046	1,451,853

Net interest income	1,636,268	1,695,402
Provision for loan losses	43,000	50,000

Net interest income after provision for loan losses	1,593,268	1,645,402

Noninterest income:
Service charges and other fees	265,639	246,473
Gain on sale of loans	50,951	—
Loss on disposal of fixed assets	—	(736)
Gain on sale of other real estate owned	5,451	—
Other income	23,196	17,568

Total noninterest income	345,237	263,305

Noninterest expense:
Salaries and benefits	1,027,522	919,596
Occupancy and equipment	236,814	236,105
Professional fees	117,151	90,282
Franchise tax	63,750	63,800
Data processing	173,752	151,719
Marketing and advertising	49,921	41,833
Stationery and supplies	34,887	31,476
Amortization of intangible asset	36,796	47,065
Deposit expense and insurance	42,148	42,657
Other expenses	168,655	103,347

Total noninterest expense	1,951,396	1,727,880

Net earnings (loss) before income taxes	(12,891)	180,827
Income tax expense (benefit)	(7,445)	63,827

Earnings (loss)	$(5,446)	$117,000

Basic earnings (loss) per share	$0.00	$0.05
Diluted earnings (loss) per share	$0.00	$0.05
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Shareholders’ equity, beginning of period	$18,418,557	$18,104,875

Net earnings (loss)	(5,446)	117,000

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities arising during the period net of tax of ($52,716) and $24,628.	102,332	(47,807)

Total comprehensive income (loss), net of tax	96,886	69,193

Additional paid in capital from stock options	11,490	7,050

Balance, end of period	$18,526,933	$18,181,118

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	(5,446)	$117,000
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	139,767	148,452
Securities amortization and accretion, net	22,409	29,393
Federal Home Loan Bank (FHLB) stock dividends	—	(13,000)
Origination of loans held for sale	(4,848,102)	—
Proceeds from sales of loans held for sale	4,254,452	—
Provision for loan losses	43,000	50,000
Loss from Ohio Legacy Trust 1	2,018	2,019
Gain on sale of other real estate owned	(5,451)	736
Provision for other real estate owned losses	23,249	—
Gain on sale of loans held for sale	(50,951)	—
Accretion of fair value purchase adjustments	(4,471)	(5,265)
Stock option expense	11,490	7,050
Net change in:
Accrued interest receivable and other assets	(87,664)	(158,219)
Accrued interest payable and other liabilities	(58,618)	208,031
Deferred loan fees	3,587	(10,456)

Net cash from operating activities	(560,731)	375,742

Cash flows from investing activities:
Purchases of securities held to maturity	(804,847)	—
Maturities, calls and paydowns of securities available for sale	1,133,120	1,582,025
Proceeds from sales of other real estate owned	127,927	—
Net change in loans	2,515,040	(2,971,330)
Participation loans purchased	(1,042,808)	—
Purchases of premises and equipment	(11,211)	(55,656)

Net cash from investing activities	1,917,221	(1,444,968)

Cash flows from financing activities:
Net change in deposits	50,466	(533,467)
Net change in repurchase agreements	276,208	239,475
Repayment of capital lease obligations	(7,145)	(2,548)
Proceeds from short term FHLB advances, net of repayments	—	(6,500,000)
Proceeds from FHLB advances	—	12,000,000
Repayments of FHLB advances	(5,129,158)	(380,346)

Net cash provided by financing activities	(4,809,629)	4,823,114

Net change in cash and cash equivalents	(3,453,139)	3,753,887
Cash and cash equivalents at beginning of period	13,039,865	8,122,546

Cash and cash equivalents at end of period	9,586,726	$11,876,433

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,051,430	$1,434,951
Federal income taxes	—	—
Non-cash transactions:
Transfer of loans to other real estate owned	$29,321	$161,517
See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP
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
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2007, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. generally accepted accounting principles (U.S. GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report that was filed as Exhibit 13 to the December 31, 2006, Form 10-KSB/A. The Company has consistently followed those policies in preparing this Form 10-QSB.
Use of Estimates: To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses , judgments about the other than temporary impairment of securities and the fair value of other real estate owned are particularly subject to change.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard on January 1, 2008 will have a material impact on the Company’s financial statements.

7.

OHIO LEGACY CORP
NOTE 2 – STOCK BASED COMPENSATION
The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At March 31, 2007, all Director Warrants were vested and exercisable. No warrants have been exercised to date.
No options were granted or exercised during the first quarters of 2007 or 2006. Following is the activity under the plan.

	Three months ended
	March 31, 2007
	Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value
Options outstanding, beginning of period	287,375	$10.62	$4.72
Forfeited	(5,850)	10.11	4.75
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	281,525	$10.63	$4.72

Options exercisable, end of period	256,167	$10.76	$4.74
The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2007 was $350.
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
Remainder of 2007	$28,847
2008	37,196
2009	14,800

Total	$80,843

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

8.

OHIO LEGACY CORP

	Three Months Ended March 31,
	2007	2006
BASIC:
Net earnings (loss)	$(5,446)	$117,000

Weighted average common shares outstanding	2,214,564	2,214,564

Basic earnings (loss) per share	$0.00	$0.05

DILUTED:
Net earnings (loss)	$(5,446)	$117,000

Weighted average common shares outstanding	2,214,564	2,214,564
Dilutive effect of stock options	—	6,573
Dilutive effect of stock warrants	—	569

Total common shares and dilutive potential common shares	2,214,564	2,221,706

Diluted earnings (loss) per share	$0.00	$0.05

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended
	March 31
	2007	2006
Stock options	283,329	143,000
Stock warrants	150,000	—

Total	433,329	143,000
NOTE 4 – LOANS
Loans, by collateral type, were as follows at March 31, 2007, and December 31, 2006:

	March 31, 2007		December 31, 2006
	Balance	Percent	Balance	Percent
Residential real estate	$65,923,260	37.2%	$65,282,422	36.5%
Multifamily residential real estate	9,625,227	5.4	9,452,861	5.3
Commercial real estate	63,694,027	35.9	65,228,180	36.4
Construction	10,794,279	6.1	10,235,414	5.7
Commercial	17,245,404	9.7	18,524,153	10.4
Consumer and home equity	10,155,412	5.7	10,259,367	5.7

Total loans	177,437,609	100.0%	178,982,397	100.0%

Less: Allowance for loan losses	(1,756,875)		(1,757,110)
Net deferred loan fees	(207,660)		(204,073)

Loans, net	$175,473,074		$177,021,214

At March 31, 2007, and December 31, 2006, approximately $21,456,918 and $29,150,655, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

9.

OHIO LEGACY CORP
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$1,757,110	$1,589,407
Provision for loan losses	43,000	50,000
Loans charged-off	(46,627)	(4,012)
Recoveries	3,392	1,810

Balance, end of period	$1,756,875	$1,637,205

Allowance for loan losses, percent of total loans	0.99%	0.83%

Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2007, and
December 31, 2006, and during the three months ended March 31, 2007 and 2006:

	March 31,	December 31,
	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	2,618,273	2,439,938

Impaired loans, included in nonaccrual loans	$1,814,017	1,481,109
Amount of the allowance for loan losses allocated	8,000	32,000

	Three months ended March 31,
	2007	2006
Interest income foregone on nonaccrual loans	$36,252	$3,139
NOTE 5 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The Company adopted FASB Interpretation 48 – Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The company and its subsidiaries are subject to U.S. federal income tax. The company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matter in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

10.

OHIO LEGACY CORP
NOTE 6 – OTHER REAL ESTATE OWNED
Other Real Estate Owned was as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Residential real estate	701,723	819,602
Construction	1,771,423	1,746,698

Total real estate owned	2,473,146	2,566,300

Less: valuation allowance	(23,249)	—

Real estate owned, net	2,449,897	2,566,300

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. During the first quarter of 2007, the Company recorded a valuation allowance on two properties based on the current net realizable values. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record additional valuation adjustments as the reassessments dictate. The current makeup of this asset category involves certain residential properties and one construction/development property.
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition as of March 31, 2007, and December 31, 2006 and results of operations and for the three months ended March 31, 2007 and 2006. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (Bank).
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

11.

OHIO LEGACY CORP
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.
OVERVIEW
The following key factors summarize changes in our financial condition during the three months ended March 31, 2007:
•	Assets decreased $4.8 million, driven largely by a reduction of $1.5 million in loans and $3.5 million and cash and cash equivalents. Liabilities declined $4.9 million driven largely by a reduction in FHLB debt of $5.1 million

•	Demand deposits were basically flat, with growth in savings deposits and reductions in certificates of deposit

•	The net interest margin improved over the prior quarter, but is still compressed on a year over year basis
The following key factors summarize our results of operations during the three months ended March 31, 2007:
•	Net interest income was basically flat compared to the prior quarter and slightly behind the first quarter of 2006

•	Top line revenue, interest income and non-interest income continued to show improvement over the prior quarter and the first quarter of 2006.

•	Non-interest expense grew year-over-year and was up over the fourth quarter of 2006
The following forward looking statements describe our near term outlook:
•	The Company is in a “turnaround” situation, with the focus on correcting the deficiencies in our balance sheet, with specific emphasis on deposit costs, our residential mortgage portfolio and our non-earning assets

•	The continuation of an inverted yield curve continues to increase our short term funding costs.

•	We continue to be focused on reducing our interest expense through a reduction in our reliance on higher costing certificates of deposit and wholesale funding sources.

•	Although other real estate owned, non-accrual and non-performing loans have leveled off, credit quality remains a primary focus of the Company.

12.

OHIO LEGACY CORP
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
FINANCIAL CONDITION – MARCH 31, 2007, COMPARED TO DECEMBER 31, 2006
Assets. At March 31, 2007, assets totaled $225.7 million, a decrease of $4.8 million or 2.0%, from December 31, 2006. This decrease was primarily the result of a $1.5 million decrease in loans and a $3.5 million decrease in cash and cash equivalents.
Securities. Total securities were substantially unchanged at $28.9 million. The portfolio consists primarily of mortgage backed securities, which provide cash flow that can be used to fund additional loan growth, liability runoff or be reinvested. At March 31, 2007 we believe the effective duration of the portfolio is approximately 2.7 years.
Loans. At March 31, 2007, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $175.5 million, a decrease of $1.5 million from December 31, 2006. The mix of the portfolio was materially unchanged from year end. We remain committed to moving the balance sheet more toward commercial business banking assets and away from consumer and residential real estate assets.
The loan portfolio yield continues to show improvement increasing to 7.45% at March 31, 2007. We believe our pricing discipline is key to maintaining acceptable yields in the face of pricing competition as we and our competitors adjust to the new realities of the interest rate markets.
Allowance for loan losses and asset quality. Nonperforming loans totaled $2.6 million at March 31, 2007, and $2.4 million at December 31, 2006. Loans are considered nonperforming if they are impaired or if they are in non-accrual status. We review nonperforming loans on a weekly basis to asses the risk of loss. While this number in the aggregate is too high, it comprises a relatively small number of larger credit relationships. Senior management of the company is involved with all of these relationships and we believe we have adequately accounted for probable losses related to the non-accrual loans.
The allowance for loan losses totaled $1.8 million at March 31, 2007, basically unchanged since year end 2006. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons, and will increase the allowance for loan losses if we believe losses have been incurred.
Accrued interest receivable and other assets. Accrued interest receivable and other assets increased by $54,000 during the first quarter. The difference is primarily due to the prepaid asset for state franchise taxes which is established in January and amortized throughout the year.
Deposits. Total deposits were unchanged compared to year-end 2006. Core deposit balances increased $3.1 million due largely to increases in our Money Market account balances. Given that historically the first quarter has been a difficult period in which to grow deposits for the Company, we are pleased that we saw overall core growth and stable low cost checking account balances. From January through March, we experienced a $2.0 million or 8% increase in business MMDA account balances, tied primarily to our efforts to increase commercial business accounts. We opened over 100 net new business accounts in the first quarter and are basically on track to achieve our goal of $10.0 million in new commercial account balances for the year. We remain committed to our strategy of growing core deposits through the acquisition of business banking relationships.

13.

OHIO LEGACY CORP
The CD portfolio declined $3.1 million during the period, which reflects our de-emphasis of this category as a source of funding. Our pricing strategy has moved from being a market leader on all maturities to a mid-market range, while still offering specials tied to our ALCO strategies. This strategy is made viable only by our ability to continue to grow core deposits.
Federal Home Loan Bank advances. We reduced our total borrowing position with the Federal Home Loan Bank by $5.1 million. It is our intention to continue to reduce our reliance on wholesale funding. While we have no maturing advances in the second quarter, the Company is prepared to take advantage of economically feasible opportunities to reduce debt as they present themselves.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007
Net earnings (loss) totaled ($5,446) for the three months ended March 31, 2007, or ($0.00) per diluted share, compared to $117,000 or $0.05 per diluted share during the first quarter of 2006. We are not pleased with this overall level of earnings. However, management acknowledges the reality that in a turnaround environment, added resources were needed to address the balance sheet, credit and cultural issues we face. We feel that the time and money spent will produce improved results in the months ahead. We are engaged in activities to bring about significant improvement in the composition of the balance sheet this year; however, given the rate environment, the competitive environment and the size of our company, significant improvement in earnings will not happen quickly.
Net interest income. During the three months ended March 31, 2007, net interest income declined slightly to $1.6 million. This compares to $1.7 million in the same period a year ago. Net interest income year-over-year was negatively impacted by rising funding costs. On a consecutive quarter basis, net interest income was negatively impacted by a decrease in outstanding loan balances and an increase in non-accrual loan balances. Non-accrual loans accounted for $36,250 in foregone interest income during the period. In each case, the effects were somewhat offset by improving earning asset yields. On a year-over-year basis, the Company experienced a decrease in net interest margin due to the increase in funding costs. The Company experienced a small improvement in the net interest margin on a consecutive quarter basis which would suggest that our deposit strategy is beginning to gain traction. Net interest margin increased to 3.12% in the first quarter of 2007, compared to 2.98% for the fourth quarter of 2006 and decreased from 3.46% in the prior year comparable period. The interest rate spread was 2.68% compared to 2.54% for the fourth quarter and 3.06% for the first quarter of 2006. The decrease from the first quarter of 2006 is due to the cost of interest-bearing liabilities increasing faster than the yield on interest-earning assets. The increase over the fourth quarter is a direct result of decreases in deposit interest rates and funding costs.
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

14.

OHIO LEGACY CORP

	Three months ended March 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	Balance	paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	7,767	100	5.22%	$3,603	$43	4.79%
Securities available for sale	26,020	275	4.29	33,063	322	3.89
Securities held to maturity (1)	2,657	35	5.34	837	10	5.20
Federal agency stock	1,541	24	6.32	1,480	22	5.84
Loans (2)	176,412	3,241	7.45	160,531	2,754	6.96

Total interest-earning assets	214,397	3,675	6.95	199,514	3,151	6.40

Noninterest-earning assets	17,495			10,325

Total assets	231,892			209,839

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	8,985	17	.77%	$9,822	19	.77%
Savings accounts	9,109	18	.80	14,030	29	.84
Money market accounts	41,746	388	3.77	26,441	178	2.73
Certificates of deposit	109,604	1,288	4.77	93,562	848	3.67

Total interest-bearing deposits	169,444	1,711	4.10	143,855	1,074	3.03
Other borrowings	23,226	317	5.54	32,363	378	4.67

Total interest-bearing liabilities	192,670	2,028	4.27	176,218	1,451	3.34

Noninterest-bearing demand deposits	18,046			14,485
Noninterest-bearing liabilities	1,151			1,025

Total liabilities	211,867			191,728
Shareholders’ equity	20,025			18,111

Total liabilities and shareholders’ equity	231,892			$209,839

Net interest income; interest-rate spread (3)		1,648	2.68%		$1,699	3.06%

Net earning assets	21,727			$23,296

Net interest margin (4)			3.12%			3.46%
Average interest-earning assets to interest-bearing liabilities	1.11x			1.13x

(1)	Presented on a taxable-equivalent basis

(2)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table

(3)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. Our yield on loans improved from 6.96% in the first quarter of 2006 to 7.45% in the first quarter of 2007. This reflects better yields on all loans across a slightly smaller portfolio. While we are not seeing the volume of secondary market loans we had included in the budget, we are seeing improvement in our yields, in part because we have moved away from placing fixed rate, long maturity mortgages into the portfolio.
Interest expense. The cost of funds increased 14 basis points during the quarter and 93 basis points since the same period a year ago. This is directly attributable to the short maturity structure of our certificate of deposit portfolio and the fact that maturing CDs continue to be re-priced at higher rates. Our projections show that this dynamic begins to abate in the second quarter and we should see renewals at or below their current rates. The Company has actually reduced certificate of deposit rates five times since the beginning of the year and is now competitively in the middle of the market. We plan to continue to offset any CD run-off with growth in lower cost demand deposits.
Provision for loan losses. The provision for loan losses totaled $43,000 during the first quarter of 2007, compared to $50,000 in the first quarter of 2006. As discussed above “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.
Noninterest income. Noninterest income increased $82,000 during the first quarter of 2007 compared to the first quarter of 2006. This was due to three factors: improved service charge revenue of $19,000 , mortgage banking gain on sale revenue of $51,000 and an increase in other income of $6,000 for the period. While we recognize this is an

15.

OHIO LEGACY CORP
improvement over 2006, we are behind budget, primarily due to the lagging housing market. Our mortgage banking team is working through a very difficult market to build this business as quickly and profitably as possible.
Noninterest expense. Total noninterest expense increased to $2.0 million for the quarter, a $224,000 increase from the first quarter of 2006. We recognize that our non-interest expense numbers have grown significantly and steadily since 2004. Historically, the increases were directly attributable to staffing and occupancy costs related to the opening and operating of new banking offices. Although the Company did not add any new offices in 2006, we did add the equivalent of three new lines of business: our Mortgage Banking group, our Business Banking group and our Travel and retention business. Given that salary and benefit expenses are only up $108,000 over the prior year comparable quarter we believe we have managed the addition of this staff fairly well. In this quarter we have seen an increase in other expenses that is driving a significant amount of our total increase. These are discussed in more depth below. We are committed to running the Company as efficiently as possible, while building the staff and the facilities that the Company needs to operate effectively into the future.
Data processing expense increased during the first quarter of 2007 over the same period a year ago by $22,000. This is the result of our growth in accounts and the nature of our contract with our core technology platform provider and their economic model. The Company signed the initial contract in 2005 and will have the option in 2008 to extend it for an additional two or four years. We will begin evaluating alternatives in the second half of 2007.
Professional fees increased $27,000 over the same period in 2006 due largely to consulting expenses related to credit management, increases in our audit expense related to increasing regulatory burdens and legal fees associated with our OREO and non-performing loans. We anticipate a continued higher run rate for professional fees throughout 2007.
Other expense increased $65,000 over the first quarter of 2006. In 2007, we recorded a $23,000 write-down of certain of the properties recorded as other real estate owned and the remainder is attributable to increases in loan expenses associated with our Mortgage Banking group.
STRATEGIC DEVELOPMENTS
During 2006 the company was focused on three primary goals:
•	Our first priority was the transformation of our balance sheet through low cost deposit growth.

•	Secondly, grow our top line revenue at a faster pace

•	Lastly, continue to grow our balance sheet profitably while maintaining our credit quality profile.
For 2007 we have adjusted these goals somewhat:
•	Transformation of our balance sheet. Measurement: reach the middle third of peer performance on interest expense (33rd percentile or better)

•	Grow top line revenue. Measurement: Achieve peer average performance on top line revenue (45th to 55th percentile)

•	Improve credit quality results. Measurement: maintain or improve our percentile ranking on loan losses, reach into the middle third (33rd percentile or better) for non-accrual to total loans.
As outlined, we have added specific and measurable metrics to which we intend to be held accountable. It is imperative that we begin to improve the earnings profile of the company and that will happen only if we fix the underlying weaknesses in our balance sheet. Our funding costs continue to be our first priority and frankly we are surprised and a little disappointed that it has taken over 18 months to begin to get real traction on improving the

16.

OHIO LEGACY CORP
profile of our deposit mix. That said, we still believe that staying focused on growing low cost commercial deposit accounts is the right way to transform our deposit costs.
Secondly, we know that while we have successfully grown our top line revenues, they have not kept pace with our expense growth. We believe that it is critical to do a better job of controlling expense at both the interest and non-interest levels; however, our biggest area of opportunity is to grow revenues. We still have a long way to go to achieve high-performing bank status on our revenue growth, but by doing so we can more effectively impact our earnings profile for the long term.
Third, we must ensure that the credit “bubble” we are in is in fact a “bubble”. We must work our way out of the non-accrual loans and OREO portfolio we have. These assets, totaling $5.1 million, create a $95,000 drag on earnings per quarter. We must exit the year with a significant reduction in both of these numbers and be certain that we have improved our processes to the point where these situations will not be recreated.
Lastly, it is important to note that our goals for this year are best described as incremental improvement goals. However, we are open to pursuing strategies that are exponential rather than incremental to transform our balance sheet. We are engaged in discussions to execute certain actions to eliminate the threat of future interest rate and credit risk related to some of the assets on our balance sheet which distract from the core-activities of the Company. We will not do this to create a short term relief but only to achieve long term health and strength. We take our capital position very seriously; it is the money that our investors have entrusted to us and we intend to protect that capital and ultimately add to it through earnings and the increase in our franchise value through improved performance.
We recognize that this year will prove to be another difficult year, but it will be a year of improvement in the core balance sheet of the company.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in the Company’s contractual obligations since December 31,2006, except that a $5 million advance from the Federal Home Loan Bank was repaid in the first quarter.
At March 31, 2007, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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

17.

OHIO LEGACY CORP
We have implemented a liquidity contingency funding plan that identifies liquidity thresholds and red flags that may provide evidence of impending liquidity crises. Additionally, the liquidity contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. We actively monitor liquidity risk and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.
The balances in cash and cash equivalents decreased $3.5 million to $9.6 million at March 31, 2007 compared to year end 2006. Cash and cash equivalents represented 4.2% of total assets at March 31, 2007 and 5.7% of total assets at December 31, 2006. Our reduction in cash was due largely to the commensurate reduction in outstanding debt with the Federal Home Loan Bank, having paid off a $5.0 million maturing term advance in the first quarter.
CAPITAL RESOURCES
Total shareholders’ equity was $18.5 million at March 31, 2007, an increase of $108,000 from
December 31, 2006. The increase in equity was due to a reduction in the value of accumulated other comprehensive loss.
The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2007:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	22,176	12.9%	13,718	8.0%	17,148	10.0%

Tier 1 capital to risk-weighted assets	20,419	11.9%	6,859	4.0%	10,289	6.0%

Tier 1 capital to average assets	20,419	8.9%	11,526	5.0%	11,526	5.0%
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.
Item 3. Controls and Procedures
As of March 31, 2007, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the

18.

OHIO LEGACY CORP
time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

19.

OHIO LEGACY CORP
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

20.

OHIO LEGACY CORP
Item 6. Exhibits.
Exhibit

Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.4	(3)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(5)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 on page 9 of the this Form 10-QSB)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	- Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005

21.

OHIO LEGACY CORP
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

(Registrant)

Date: May 15, 2007	By: /s/ D. Michael Kramer

D. Michael Kramer, President,
President, Chief Executive Officer and acting
Chief Financial Officer

22.