Form 10QSB
period 2007-06-30
OHIO LEGACY CORP
filed 2007-08-14
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-31673
OHIO LEGACY CORP

(Exact name of small business issuer as specified in its charter)
OHIO

(State or other jurisdiction of incorporation or organization)
34-1903890

(I.R.S. Employer Identification No.)
2375 Benden Drive Suite C, Wooster, OH, 44691

(Address of principal executive offices)
(330) 263-1955

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 13, 2007, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF JUNE 30, 2007, AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
SECOND QUARTER REPORT

2.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007, and December 31, 2006

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$5,928,830	$5,659,986
Federal funds sold and interest-bearing deposits in financial institutions	2,621,771	7,379,879

Cash and cash equivalents	8,550,601	13,039,865
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	24,474,922	26,945,022
Securities held to maturity (fair value of $2,932,992 and $2,166,324 at June 30, 2007, and December 31, 2006)	3,004,207	2,201,682

Loans held for sale	1,711,997	1,217,035

Loans, net of allowance of $1,766,379 and $1,757,110 at June 30, 2006 and December 31, 2005	176,208,451	177,016,649
Federal bank stock	1,541,200	1,541,200
Premises and equipment, net	3,468,783	3,618,697
Intangible asset	211,363	282,388
Other real estate owned	2,303,732	2,566,301
Accrued interest receivable and other assets	2,146,854	1,954,992

Total assets	$223,722,110	$230,483,831

LIABILITIES
Deposits:
Noninterest-bearing demand	$18,601,116	$17,346,767
Interest-bearing demand	9,695,442	9,988,257
Savings	55,082,747	49,504,180
Certificates of deposit	99,374,447	109,477,664

Total deposits	182,753,752	186,316,868
Repurchase agreements	1,972,282	1,317,527
Short-term Federal Home Loan Bank advances	1,500,000	—
Long-term Federal Home Loan Bank advances	14,174,623	19,433,770
Subordinated debentures	3,325,000	3,325,000
Capital lease obligations	924,862	940,183
Accrued interest payable and other liabilities	652,960	731,926

Total liabilities	205,303,479	212,065,274

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	18,759,003	18,737,150
Accumulated earnings	126,652	166,415
Accumulated other comprehensive income (loss)	(467,024)	(485,008)

Total shareholders’ equity	18,418,631	18,418,557

Total liabilities and shareholders’ equity	$223,722,110	$230,483,831

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividends income:
Loans, including fees	$3,259,258	$2,943,590	$6,500,532	$5,697,828
Securities, taxable	261,310	301,144	536,757	622,808
Securities, tax-exempt	25,946	7,188	49,268	14,369
Interest-bearing deposits and federal funds sold and other	42,574	61,070	143,022	103,623
Dividends on federal bank stock	24,300	21,672	48,123	43,291

Total interest and dividends income	3,613,388	3,334,664	7,277,702	6,481,919

Interest expense:
Deposits	1,711,647	1,269,073	3,422,874	2,342,844
Federal Home Loan Bank advances	200,501	272,830	396,339	513,832
Subordinated debentures	70,722	70,722	141,445	141,444
Repurchase agreements	27,531	32,120	41,122	60,991
Capital leases	36,373	37,378	73,040	74,865

Total interest expense	2,046,774	1,682,123	4,074,820	3,133,976

Net interest income	1,566,614	1,652,541	3,202,882	3,347,943

Provision for loan losses	14,000	127,000	57,000	177,000

Net interest income after provision for loan losses	1,552,614	1,525,541	3,145,882	3,170,943

Noninterest income:
Service charges and other fees	289,994	287,680	555,633	534,153
Gain on sale of loans	44,344	—	95,295	—
Loss on disposal of fixed asset	—	(1,136)	—	(1,872)
Gain (loss) on sale of repossessed assets	(620)	(11,928)	4,831	(6,298)
Other income	30,377	10,713	53,573	22,651

Total noninterest income	364,095	285,329	709,332	548,634

Noninterest expense:
Salaries and benefits	986,213	910,431	2,013,735	1,830,027
Occupancy and equipment	232,750	237,268	469,564	473,373
Professional fees	173,155	112,496	290,306	202,778
Franchise tax	62,903	63,750	126,653	127,550
Data processing	175,952	150,354	349,704	302,073
Marketing and advertising	51,925	44,811	101,846	86,644
Stationery and supplies	25,533	34,867	60,420	66,343
Amortization of intangible asset	34,229	44,497	71,025	91,562
Deposit expenses and insurance	76,453	54,428	118,601	97,085
Other expenses	155,417	98,901	324,072	202,248

Total noninterest expense	1,974,530	1,751,803	3,925,926	3,479,683

Earnings (loss) before income tax expense	(57,821)	59,067	(70,712)	239,894
Income tax expense (benefit)	(23,504)	24,067	(30,949)	87,894

Net earnings (loss)	$(34,317)	$35,000	$(39,763)	$152,000

Basic earnings (loss) per share	$(0.02)	$0.02	$(0.02)	$0.07
Diluted earnings (loss) per share	(0.02)	0.02	(0.02)	0.07

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Shareholders’ equity, beginning of period	$18,526,933	$18,181,118	$18,418,557	$18,104,875

Net earnings (loss)	(34,317)	35,000	(39,763)	152,000

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities arising during the period	(84,348)	(192,540)	17,984	(240,347)

Total comprehensive income (loss)	(118,665)	(157,540)	(21,779)	(88,347)

Additional paid in capital from stock options	10,363	53,795	21,853	60,845

Shareholders’ equity, end of period	$18,418,631	$18,077,373	$18,418,631	$18,077,373

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	For the six months ended June 30
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	(39,763)	$152,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	276,050	296,715
Securities amortization and accretion, net	44,097	60,724
Federal Home Loan Bank (FHLB) stock dividends	—	(26,400)
Origination of loans held for sale	(9,549,556)	—
Proceeds from sales of loans held for sale	9,149,889	—
Provision for loan losses	57,000	177,000
Loss from Ohio Legacy Trust 1	772	4,038
Gain on sale of other real estate owned	(4,831)	11,928
Provision for other real estate owned	39,949	—
Gain on sale of loans held for sale	(95,295)	—
Accretion of fair value purchase adjustments	(7,999)	(10,385)
Stock option expense	21,853	60,845
Net change in:
Accrued interest receivable and other assets	(201,898)	(262,116)
Accrued interest payable and other liabilities	(78,966)	77,644
Deferred loan fees	(16,344)	(26,277)

Net cash from operating activities	(425,042)	515,716

Cash flows from investing activities:
Purchases of securities held to maturity	(804,847)	—
Maturities, calls and paydowns of securities available for sale	2,455,573	3,294,337
Proceeds from sales of other real estate owned	401,130	182,090
Net change in loans	2,305,779	(14,607,674)
Participation loans purchased	(1,667,606)	—
Expenditures to improve other real estate owned	(44,310)	—
Purchases of premises and equipment	(55,111)	(143,312)

Net cash from investing activities	2,590,608	(11,274,559)

Cash flows from financing activities:
Net change in deposits	(3,555,117)	6,599,665
Net change in repurchase agreements	654,755	(168,628)
Repayment of capital lease obligations	(15,321)	(7,222)
Proceeds from short term FHLB advances, net of repayments	1,500,000	(500,000)
Proceeds from FHLB advances	—	12,000,000
Repayments of FHLB advances	(5,259,147)	(2,262,941)

Net cash provided by financing activities	(6,674,830)	15,660,874

Net change in cash and cash equivalents	(4,489,264)	4,902,031
Cash and cash equivalents at beginning of period	13,039,865	8,122,546

Cash and cash equivalents at end of period	8,550,601	$13,024,577

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,137,149	$3,055,853
Federal income taxes	—	160,000
Non-cash transactions:
Transfer of loans to other real estate owned	$129,369	$216,841

See notes to the consolidated financial statements.

6.

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
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2007, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. generally accepted accounting principles (U.S. GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report that was filed as Exhibit 13 to the December 31, 2006, Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
Use of Estimates: To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, judgments about the other than temporary impairment of securities and the fair value of other real estate owned are particularly subject to change.
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
In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard on January 1, 2008 will have a material impact on the Company’s financial statements.

(Continued)

7.

NOTE 2 — STOCK BASED COMPENSATION
The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vested in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At June 30, 2007, all Director Warrants were vested and exercisable and no Director Warrants had been exercised or forfeited.
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
Following is the activity under the plan:

	Six months ended
	June 30, 2007
	Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Options outstanding, beginning of period	287,375	$10.62	$4.72
Forfeited	(31,350)	10.45	4.55
Exercised	—	—	—
Granted	5,000	8.28	3.77

Options outstanding, end of period	261,025	$10.60	$4.72

Options exercisable, end of period	229,000	$10.79	$4.77
The aggregate intrinsic value of all options outstanding at June 30, 2007 was $600. Exercisable options had no intrinsic value at June 30, 2007.

(Continued)

8.

NOTE 2 — STOCK BASED COMPENSATION (continued)
The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30:

	May 2007	May 2006	May 2006
	Stock Options	Stock Options	Stock Options
Options granted	5,000	500	29,375
Fair value, calculated	$3.77	$4.50	$4.64
Exercise price	$8.28	$9.27	$9.52
Risk-free interest rate, 10-year Treasury	4.64%	5.12%	5.10%
Expected stock price volatility	22.52%	24.14%	24.43%
Expected dividend rate	None	None	None
Expected life	10 years	10 years	10 years
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2007	$23,703
2008	45,353
2009	21,077
2010	2,081

Total	$92,214

NOTE 3 — EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

(Continued)

9.

NOTE 3 — EARNINGS PER SHARE (continued)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
BASIC:
Net earnings (loss)	$(34,317)	$35,000	$(39,763)	$152,000

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564

Basic earnings per share	$(0.02)	$0.02	$(0.02)	$0.07

DILUTED:
Net earnings	$(34,317)	$35,000	$(39,763)	$152,000

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564
Dilutive effect of stock options	—	3,642	—	5,108
Dilutive effect of stock warrants	—	—	—	284

Total common shares and dilutive potential common shares	2,214,564	2,218,206	2,214,564	2,219,956

Diluted earnings per share	$(0.02)	$0.02	$(0.02)	$0.07

The following table details dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Stock options	286,025	222,000	286,025	130,500
Stock warrants	150,000	150,000	150,000
NOTE 4 — LOANS
Loans, by collateral type, were as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Balance	Percent	Balance	Percent

Residential real estate	$60,455,276	33.9%	$65,282,422	36.5%
Multifamily residential real estate	10,582,468	5.9	9,452,861	5.3
Commercial real estate	69,088,291	38.8	65,228,180	36.4
Construction	10,414,290	5.9	10,235,414	5.7
Commercial	17,347,196	9.7	18,524,153	10.4
Consumer and home equity	10,279,603	5.8	10,259,367	5.7

Total loans	178,167,124	100.0%	178,982,397	100.0%

Less: Allowance for loan losses	(1,766,379)		(1,757,110)
Net deferred loan fees	(192,294)		(208,638)

Loans, net	$176,208,451		$177,016,649

At June 30, 2007, and December 31, 2006, approximately $23,512,000 and $29,150,655, respectively, of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

(Continued)

10.

NOTE 4 — LOANS (Continued)
Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance, beginning of period	$1,756,875	$1,637,205	$1,757,110	$1,589,407
Provision for loan losses	14,000	127,000	57,000	177,000
Loans charged-off	(5,984)	(59,075)	(52,611)	(63,087)
Recoveries	1,488	1,114	4,880	2,924

Balance, end of period	$1,766,379	$1,706,244	$1,766,379	$1,706,244

Allowance for loan losses, percent of total loans	0.99%	0.98%

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2007, and December 31, 2006, and during the three and six months ended June 30, 2007 and 2006:

	June 30,	December 31,
	2007	2006

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	2,895,470	2,439,938
Impaired loans, included in nonaccrual loans	1,961,825	1,481,109
Amount of the allowance for loan losses allocated	6,000	32,000

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income foregone on nonaccrual loans	$35,493	$9,429	$71,745	$14,451
NOTE 5 — ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The Company adopted FASB Interpretation 48 — Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company and its subsidiaries are subject to U.S. federal income tax. The Company is incorporated in Ohio and is not subject to Ohio income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

(Continued)

11.

NOTE 6 — OTHER REAL ESTATE OWNED
Other Real Estate Owned was as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Residential real estate	535,673	819,602
Construction	1,791,008	1,746,698

Total real estate owned	2,326,681	2,566,300

Less: valuation allowance	(22,949)	—

Real estate owned, net	2,303,732	2,566,300

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. During the first six months of 2007, the Company recorded a valuation allowance on two properties based on the current net realizable values. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record additional valuation adjustments as the reassessments dictate. The current makeup of this asset category involves certain residential properties and one construction/development property.
NOTE 7 — BRANCH SALE
On June 8, 2007, the Company announced the sale of the Bank’s Millersburg banking location to another financial institution scheduled to close in the third quarter of 2007. This sale is expected to result in an improved balance sheet structure, relieving a mismatch of short-term liabilities funding largely long-term assets. The sale will result in a reduction of approximately $42.0 million of loans and $27.0 million of deposits and will result in a net cash in-flow to the company of approximately $18.0 million. The Company anticipates recognizing a pre-tax gain on the sale of the branch of approximately $1.9 million.

(Continued)

12.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of June 30, 2007, and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006. This discussion is provided to give shareholders a more comprehensive review of the Company’s operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, reference to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.
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

(Continued)

13.

OVERVIEW
During the second quarter of 2007 the Company continued to work towards the successful achievement of its long term strategic plan. We have refined our three primary goals:
•	Our first priority remains the transformation of our balance sheet through low cost deposit growth. Measurement: reach the middle third of peer performance on Interest Expense (33rd or better percentile)

•	Continue to grow our top line revenue. Measurement: Achieve peer average performance on top line revenue (45th to 55th percentile)

•	Improve our Credit Quality Standards. Measurement: maintain or improve our percentile ranking on Loan Losses, reach into the middle third (33 percentile or better) for Non-Accrual to total loans.
We discuss our progress towards these goals, at length, in the “Strategic Developments” section below.
The following key factors summarize changes in our financial condition and results of operations during the six months ended
June 30, 2007:
•	Loan growth slowed, with balances slipping from $177.0 million at year end 2006 to $176.2 million at June 30, 2007.

•	Total deposits also shrank, from $186.3 million at year end 2006 to $182.8 million at quarter end. However, core deposits and particularly non-interest bearing deposits showed growth during the period.

•	Despite the dynamics in the deposit mix, interest expense increased $.9 million for the first six months of 2007 over the same period in 2006.

•	The year-to-date net loss was ($39,763) compared to net income of $152,000 for the first six months of 2006.
The following key factors summarize our results of operations during the three months ended June 30, 2007:
•	Second quarter net loss was ($34,317) compared to net income of $35,000 for the same period a year ago.

•	Spread and margin decreased as the cost of funds increased 67 basis points over the second quarter of 2006.

•	Net interest income was down $86,000 for the quarter, due to increased interest expense for the quarter.

•	Non-salary related non-interest expense increased $147,000 for the quarter compared to the second quarter in 2006, including $33,000 in deposit insurance as the result of newly reinstated FDIC premiums.

•	Non-interest income increased $79,000 over the same quarter in 2006.
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

14.

FINANCIAL CONDITION
Assets. At June 30, 2007, assets totaled $223.7 million, a decrease of $6.8 million, or 2.9% from year-end 2006. The change in assets is largely attributable to a reduction in our Federal Funds Sold position and a reduction in our loan and investment portfolios.
Securities. Total securities decreased by $1.7 million during the first half of 2007. The decrease was the result of normal principal pay-downs and prepayments on mortgage-backed securities (MBS). MBS comprise 61.9% of our securities portfolio. We have allowed the investment portfolio to shrink slightly in anticipation of a number of changes coming to our balance sheet as a result of the sale of our Millersburg Office. At June 30, 2007, approximately 30.3% of the securities in the portfolio were variable-rate MBS.
Loans. At June 30, 2007, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $176.2 million, a decrease of $0.8 million from year-end 2006. During the first half of 2007, residential/multi-family real estate loans shrank from $74.7 million at 2006 year-end to $71.0 million at June 30, 2007. This is consistent with our strategy to reduce our concentration of long-term, fixed rate assets. While we are not seeing the volume of secondary market mortgage loans we had included in our business plan, we are pleased to see that our overall strategy to reduce our concentration of residential mortgages is working.
For the six month period ending June 30, 2007, the commercial real estate loan portfolio grew $3.9 million. Commercial loans shrank $1.2 million or 6.5%, during the first half of 2007. Consumer and home equity loan growth covered run-off, but balances were basically flat.
Allowance for loan losses and asset quality. At June 30, 2007, the allowance for loan losses was $1.8 million, or 0.99% of total loans. We have seen some deterioration in asset quality with an increase of $456,000 in our total non-accrual/non-performing loans. The Company currently has $2.9 million of non-accrual/non-performing loans, which is significantly above our peer group. Included in this total is $1.6 million of loans in foreclosure awaiting sheriff’s sale. We believe that we are well-collateralized on these loans and that we will not experience additional material losses as we dispose of them. Other Real Estate Owned (OREO) has actually decreased since year-end 2006, moving from $2.6 million to $2.3 million at June 30, 2007. Approximately $2.1 million of this total represents two relationships; one a collection of single-family rental properties and the other a residential-real estate construction project. The Company is attempting to sell the single family rental properties and is managing the real estate construction project to its conclusion and sale. We expect to see OREO increase over the next four quarters as a result of additional expense associated with the completion of the residential subdivision prior to the sale of the lots. There is a contract in place to deliver the lots upon completion. The Company does not expect any additional material losses on this project.
We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses have been incurred. See “Significant Accounting Policies — Allowance for loan losses” above.
Premises and equipment, accrued interest receivable and other assets. Premises and equipment remained essentially unchanged during the first half of 2007.
Deposits. The deposit portfolio decreased $3.6 million during the period. The reduction reflects an intentional reduction of $10.1 million in certificates of deposit. As we have been reporting for some time, the shortening maturities and pricing of the CD portfolio has been a concern of management. Consequently, in the absence of loan growth, we have worked to reduce our CD position as well as our borrowings. During the first half we did grow both non-interest bearing checking and interest-bearing checking balances by a total of $962,000. Money market and savings balances also increased $5.6 million. The majority of the growth in money market accounts were business accounts, which reflects our efforts to grow commercial deposits.
Federal Home Loan Bank advances. At June 30, 2007, advances totaled $15.7 million, compared to $19.4 million at year-end, a decrease of 19.3%. This decline is the result of the Company’s strategy to reduce funding that is not

15.

currently needed to support loan growth, as well as the anticipated increase in liquidity generated from the sale of the branch.
Other borrowings. We are committed to eliminating debt to the extent we believe is prudent. To that end, we have announced our intention to pay off $3,325,000 in Trust Preferred securities that carry a rate of 8.25%. This transaction is anticipated to be completed during the third quarter and will eliminate an annual interest expense item of $283,000.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2007
The Company recorded a net loss of ($34,317) for the three months ended June 30, 2007, or ($0.02) per diluted share, compared to $35,000, or $0.02 per diluted share during the second quarter of 2006.
Net interest income. During the three months ended June 30, 2007, net interest income before provision for loan losses declined by 5.2% compared to the prior year. After the provision for loan losses of $14,000, net interest income after provision increased by approximately $27,000 over the same quarter one year ago. The decline in the net interest income results is due primarily to a reduction in net interest margin, which fell to 2.99% from 3.22% from the second quarter of 2006. While the yield on performing assets increased to 6.86% from 6.48% for the three months ended June 30, 2007, this increase was offset by the cost of funds, which increased 67 basis points from the same period a year ago. As we have reported, this increase has been driven by a shortening of certificates of deposit maturities and the increase of money market deposits in a rising rate environment.
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

16.

	Three months ended June 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	Balance	paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$3,211	$43	5.30%	$5,273	$61	4.65%
Securities available for sale	24,950	261	4.19	31,400	301	3.84
Securities held to maturity (1)	3,005	39	5.23	835	11	5.22
Federal agency stock	1,541	24	6.31	1,498	22	5.79
Loans (2)	179,217	3,259	7.29	167,591	2,943	7.04

Total interest-earning assets	211,924	3,626	6.86	206,597	3,338	6.48

Noninterest-earning assets	17,540			10,078

Total assets	$229,464			$216,675

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,633	23	0.97	$9,188	17	0.74
Savings accounts	8,046	15	0.77	12,195	25	0.83
Money market accounts	45,421	440	3.88	32,333	265	3.29
Certificates of deposit	102,471	1,234	4.83	96,416	962	4.00

Total interest-bearing deposits	165,571	1,712	4.15	150,132	1,269	3.39
Other borrowings	23,521	335	5.70	33,556	413	4.92

Total interest-bearing liabilities	189,092	2,047	4.34	183,688	1,682	3.67

Noninterest-bearing demand deposits	18,260			13,870
Noninterest-bearing liabilities	876			1,141

Total liabilities	208,228			198,699
Shareholders’ equity	21,236			17,976

Total liabilities and shareholders’ equity	$229,464			$216,675

Net interest income; interest rate spread (3)		$1,579	2.52%		$1,656	2.81%

Net earning assets	$22,832			$22,909

Net interest margin (4)			2.99%			3.22%
Average interest-earning assets to interest-bearing liabilities	1.12x			1.12x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. Although loan demand was flat during the second quarter, continued increases in short term rates resulted in higher loan income. Loan yields increased from 7.04% for the second quarter of 2006 to 7.29% for the same period in 2007, generating an increase of $315,700 period over period in loan interest income.
Interest expense. Interest expense increased by $364,700 due to higher interest rates.
•	Interest bearing demand deposit balances increased $0.5 million while rates increased 23 basis points

•	Savings account balances decreased $4.1 million while rates actually decreased 6 basis points

•	Money market balances increased $13.1 million with average rates increasing 59 basis points

•	CD balances increased $6.1 million with average rates increasing 83 basis points

•	Borrowings decreased $10.0 million with average rates increasing 78 basis points
Almost all of these changes, whether rate, volume or rate and volume represent increased funding costs. Non-interest bearing deposits and liabilities did increase for the period by $4.4 million, but this was not enough to offset the overall increase in rates that occurred during the same period. It remains a primary tenet of our strategic plan to more effectively grow low cost deposits

17.

Provision for loan losses. Net charge-offs and the provision for loan losses totaled $4,500 and $14,000, respectively, during the second quarter of 2007. During the second quarter of 2006, net charge-offs and provision for loan losses totaled $58,000 and $127,000, respectively. Management adjusts the provision for loan losses based on a thorough review of all impaired credits; those loans where a likely risk of loss exists. Additionally we compare our credit quality and recent changes to our peers to determine if our changes are occurring at a materially different pace than our peers and lastly we perform a comprehensive qualitative review of our performance, the local and regional economic data, any changes to our policies, processes or staff that could contribute to improvements or increased risk in our credit quality profile.
Noninterest income. Service charges on deposit accounts of $290,000 for the second quarter of 2007 represented a slight increase from $288,000 for the same period in 2006. The company recognized a gain of $44,300 on the sale of loans during the quarter.
Noninterest expense. Total noninterest expense increased to $2.0 million during the second quarter of 2007, a 12.7% increase from 2006.
Salaries and benefits were at $986,000, up from $910,000 in the second quarter of 2006. This is largely due to the staff additions made to support our Mortgage Banking effort which started late in the third quarter of 2006. Late in the second quarter of 2006 we added a Vice President / Manager of Credit Administration and a Vice President / Business Banker, and in the third quarter we added a Vice President / Commercial Banker. Salary expense should flatten on a comparative basis throughout the second half of this year as we have not added staff during 2007. We are aware that the majority of our non-interest expense is in salary, benefits and total compensation expenses. We believe that we have added staff that will contribute to changing the nature of our balance sheet and our earnings picture.
Professional fees grew from $112,500 to $173,200, an increase of 53.9%. The increase was due largely to consulting expense in the areas of Sarbanes Oxley compliance, credit quality, asset liability management and the investment banking fees associated with our Millersburg branch sale. Outside of the final payment due to our investment banker upon the settlement of the Millersburg branch sale, we anticipate a more normalized professional fee number during the remainder of 2007.
Data processing expense for the quarter was $176,000, up 17.0% year over year. Our outsourced data processing contract is based on a “per account” fee schedule. As we add accounts we experience an increase in data processing fees. Additionally, to support our strategy to be the best small-business bank, we have expanded our line of electronic products to include business internet banking, business bill-pay, positive pay, and remote deposit capture. These additional products have added to our data processing expense, but over time we will see our balances and service charge income increase as a result of having these products to offer our clients.
Other expenses increased from $99,000 in the second quarter of 2006 to $155,000 in the second quarter of 2007. An increase in deposit and insurance expense of $33,000 was the result of the Deposit Insurance Reform Act of 2005, which went into effect in 2007. Significant statutory changes were made to the methodology used to calculate the FDIC deposit insurance premium assessment amounts, adding a charge of seven basis points on the Bank’s base of insured deposits.
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2007
Net losses totaled ($39,800) for the six months ended June 30, 2007, or ($0.02) per diluted share, compared to net income of $152,000, or $0.07 per diluted share during the first half of 2006. Losses before federal income taxes totaled ($70,700) during the first half of 2007 compared to earnings of $239,900 in 2006.
Net interest income. During the six months ended June 30, 2007, net interest income was $3.2 million compared to $3.3 million during the first half of 2006. Net interest margin fell from 3.33% in 2006 to 3.06% in the first six months of 2007 and the interest rate spread fell from 2.93% during the first half of 2006 compared to 2.63% during the same period in 2007.

18.

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

	Six months ending June 30,
	2007			2006
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	balance	Paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,495	$143	5.25%	$4,438	$103	4.71%
Securities available for sale	25,224	537	4.32	32,232	623	3.86
Securities held to maturity (1)	2,831	75	5.27	836	22	5.21
Federal agency stock	1,541	48	6.30	1,489	43	5.81
Loans (2)	177,828	6,501	7.37	164,061	5,698	7.00

Total interest-earning assets	212,919	7,304	6.92	203,056	6,489	6.44

Noninterest-earning assets	17,463			10,202

Total assets	$230,382			$213,258

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,290	40	0.87	$9,505	36	0.76
Savings accounts	8,523	34	0.80	13,113	54	0.84
Money market accounts	44,301	828	3.77	29,387	443	3.04
Certificates of deposit	105,222	2,521	4.83	94,989	1,810	3.84

Total interest-bearing deposits	167,336	3,423	4.12	146,994	2,343	3.21
Other borrowings	24,065	652	5.46	32,960	791	4.80

Total interest-bearing liabilities	191,401	4,075	4.29	179,954	3,134	3.51

Noninterest-bearing demand deposits	18,139			14,178
Noninterest-bearing liabilities	1,035			1,083

Total liabilities	210,575			195,215
Shareholders’ equity	19,807			18,043

Total liabilities and shareholders’ equity	$230,382			$213,258

Net interest income; interest-rate spread (3)		$3,229	2.63%		$3,355	2.93%

Net earning assets	$21,518			$23,102

Net interest margin (4)			3.06%			3.33%
Average interest-earning assets to interest-bearing liabilities	1.11x			1.13x

FOOTNOTES TO YIELD TABLE

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The yield on interest-earning assets improved to 6.92% during the first half of 2007 compared to 6.44% in 2006, an increase of 48 basis points. The yield on interest-bearing assets has improved with the consistent increases in the targeted Federal funds rate, this cycle having begun in mid-2004. The yield on loans increased during the first half of 2007 compared to 2006, moving from 7.00% to 7.37%
Interest expense. Our overall cost of funds increased from 3.51% during the first six months of 2006 to 4.29% in 2007. As noted earlier the increase in deposit expense is driven by increasing rates and volumes in higher cost products.
Provision for loan losses. The provision for loan losses during the first half of 2007 was $57,000, compared to $177,000 in 2006. Net charge-offs during the first six months of 2007 totaled $47,731, slightly improved from net charge-offs of $60,000 for the first half of 2006.

19.

Non-interest income. Total noninterest income was $709,000 for the six months ended June 30, 2007, compared to $549,000 during the same period in 2006. The increase was primarily the result of gains on the sale of loans originated by the Mortgage Banking group.
Non-interest expense. Total noninterest expense increased to $3.9 million during 2007 from $3.5 million in 2006.
Salaries and benefits were $184,000 higher for the six month period of 2007 compared to the same period in 2006. This is largely due to the staff additions discussed above.
Professional fees totaled $290,000 during the first half of 2007, up approximately 43.1% from $203,000 in 2006. The increase was due largely to consulting expense as discussed above.
Data processing related expenses were $47,000 higher, period over period. The increase is related to a higher volume of accounts and new product offerings as discussed above.
Other expenses for the first six months were $324,000, compared to $202,000 for the same period in 2006. The increase is primarily the result of a $40,000 write-down of certain of the properties recorded as other real estate owned, a $32,000 increase in other OREO related expenses, $19,000 in loan expenses related to mortgage banking and an increase of $33,000 in deposit insurance premiums.
STRATEGIC DEVELOPMENTS
During the second quarter we announced that the Company had entered into a definitive agreement to sell the Millersburg office to First-Knox National Bank of Mt. Vernon, Ohio. The sale is scheduled to close on September 21, 2007 and at this time we anticipate no delays in this transaction. The Company’s primary goal in deciding to enter into this transaction is to speed the transformation of our balance sheet. The Millersburg office has approximately $27.0 million in deposits which First-Knox will assume and approximately $42.5 million in loans that First-Knox will purchase. This transaction will accelerate our balance sheet restructuring by reducing our fixed rate residential real estate portfolio, reducing higher cost certificates of deposit, increasing our liquidity and through the deposit premium generating capital that will allow us to address the underperforming pieces of our both our loan and investment portfolio. We believe that this transaction is key to recasting our balance sheet, which will allow the Company to grow profitably from a position of stability.
Our mortgage banking business has met one of the two objectives we initially set: we have dramatically slowed the level of adding long-term fixed rate mortgages to our own loan portfolio. This, over time, will prove to be the correct strategy, from an asset/liability management and interest rate risk perspective. From a volume and income standpoint we have not met the expectations we set for this business, but we believe that this is more a matter of the market we are in than our staff or products. Mortgage production is off all across Ohio and particularly in Northern Ohio. Stark County is one of the leaders in the state in foreclosures and is one of the slowest in existing home sales. This has greatly impacted our efforts to generate income from this line of business. However, we recognize the cyclical nature of the market and remain committed to the strategy as we believe that this is an important product to offer our clients. We are, in the meantime, exploring options to begin originating mortgages in other markets that have not been as “hard hit” in homes sales and housing starts. It is important that we extend our fixed cost investment over a greater base of production and this is a viable way to accomplish this goal.
We have made a significant investment over the last two years in people, products and processes. This is clearly evident in our salary expense and our non-salary, non-interest expense increases over the last several quarters. This investment has been critical to our ability to execute on our vision of becoming the best small-business bank in each of our market areas. We have attempted to make sure that this expense was focused on initiatives where there was a return on investment that makes sense. With this investment in place, we will shift our focus from growing the infrastructure to ensuring that we get the return on investment for which we had planned. Given the investment we have made, it is critical that we grow and grow profitably, now.

20.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in the company’s contractual obligations since December 31, 2006, except that a $5.0 million advance from the Federal home Loan bank was repaid in the first quarter.
At June 30, 2007, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which was formed in March 2002 for the sole purpose of issuing trust preferred securities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that might expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
LIQUIDITY
Liquidity refers to our ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all of our financial commitments and to capitalize on opportunities for business expansion in the context of managing the Company’s interest rate risk exposure. This ability depends on our financial strength, asset quality and the types of deposit and loan instruments we offer to our customers.
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
During the first half of 2007, cash and cash equivalents decreased $4.5 million to $8.5 million. Cash and cash equivalents represented 3.8% of total assets at June 30, 2007, and 5.7% of total assets at December 31, 2006. The decrease in cash corresponds to a $3.8 million reduction year-to-date in FHLB borrowings. We have felt comfortable with this temporary reduction in liquidity given the dynamics of the Millersburg transaction and the anticipated liquidity creation.
CAPITAL RESOURCES
Total shareholders’ equity was $18.4 million at June 30, 2007, essentially unchanged from
December 31, 2006.
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

21.

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2007:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$22,283	12.8	$13,915	8.0	$17,394	10.0%

Tier 1 capital to risk-weighted assets	$20,517	11.8	$6,958	4.0	$10,436	6.0%

Tier 1 capital to average assets	$20,517	9.1	$9,038	4.0	$11,298	5.0%
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.
3. Controls and Procedures
As of June 30, 2007, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

22.

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
Item 4. Submission of Matters to a Vote of Security Holders.
The Company delivered to its stockholders the Company’s Notice of Annual Meeting of Shareholders, which was held on April 26, 2007, to vote on the election of two Class I and one Class II directors to serve until the 2009 and 2008 Annual Meeting of Shareholders respectively.
With respect to each matter (as more fully described in the proxy statement) voted upon at the meeting, the inspector of elections tabulated the following votes:
     1. Election of Class I Directors

Nominee for Director	For	Against	Abstain
D. William Allen	1,645,412	—	294,485
Scott J. Fitzpatrick	1,645,212	—	294,685
     2. Election of Class II Director

Nominee for Director	For	Against	Abstain
D. Michael Kramer	1,645,412	—	294,485
Board members continuing in service were:

Class I — Term ends 2009	Class II — Term ends 2008
J. Edward Diamond	Robert F. Belden
Daniel H. Plumly	Gregory A. Long
Melvin J. Yoder
Item 5. Other Information.
There are no matters required to be reported under this item.

23.

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.4	(3)	Employment Agreement with Mr. Pettit

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.7	(5)	Employment Agreement with Mr. Boss

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

10.12		Purchase and Assumption Agreement by and between Ohio Legacy Bank NA and The First-Knox National Bank of Mount Vernon

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 on page 9 of the this Form 10-QSB)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	— Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	— Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	— Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	— Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	— Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	— Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	— Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005

24.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP (Registrant)
Date: August 14, 2007	By:	/s/ D. Michael Kramer
D. Michael Kramer
President, Chief Executive Officer, Director and acting Chief Financial Officer

25.