Form 10QSB
period 2007-09-30
OHIO LEGACY CORP
filed 2007-11-19
CIK 1096654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐     No ☑
As of November 14, 2007, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, Without Par Value, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

OHIO LEGACY CORP
FORM 10-QSB
AS OF SEPTEMBER 30, 2007, AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
AND 2006
THIRD QUARTER REPORT

2.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007, and December 31, 2006

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$5,287,692	$5,659,986
Federal funds sold and interest-bearing deposits in financial institutions	4,713,999	7,379,879

Cash and cash equivalents	10,001,691	13,039,865
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	23,161,687	26,945,022
Securities held to maturity (fair value of $2,972,413 and $2,166,324 at September 30, 2007, and December 31, 2006)	3,003,433	2,201,682

Loans held for sale	2,541,984	1,217,035
Loans, net of allowance of $1,619,581 and $1,757,110 at September 30, 2007 and December 31, 2006	135,737,026	177,016,649
Federal bank stock	1,541,200	1,541,200
Premises and equipment, net	2,912,865	3,618,697
Intangible asset	179,702	282,388
Other real estate owned	1,423,385	2,566,301
Accrued interest receivable and other assets	4,261,147	1,954,992

Total assets	$184,864,120	$230,483,831

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,993,903	$17,346,767
Interest-bearing demand	9,534,416	9,988,257
Savings	51,368,229	49,504,180
Certificates of deposit	77,973,659	109,477,664

Total deposits	152,870,207	186,316,868
Repurchase agreements	1,522,696	1,317,527
Long-term Federal Home Loan Bank advances	12,043,796	19,433,770
Subordinated debentures	—	3,325,000
Capital lease obligations	498,609	940,183
Accrued interest payable and other liabilities	600,884	731,926

Total liabilities	167,536,192	212,065,274

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	18,770,251	18,737,150
Accumulated earnings (loss)	(1,306,141)	166,415
Accumulated other comprehensive income (loss)	(136,182)	(485,008)

Total shareholders’ equity	17,327,928	18,418,557

Total liabilities and shareholders’ equity	$184,864,120	$230,483,831

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividends income:
Loans, including fees	$3,241,838	$3,107,712	$9,742,370	$8,805,540
Securities, taxable	270,750	290,582	807,507	913,390
Securities, tax-exempt	25,842	7,141	75,110	21,510
Interest-bearing deposits and federal funds sold and other	54,840	53,657	197,862	157,280
Dividends on federal bank stock	25,999	22,211	74,122	65,502

Total interest and dividends income	3,619,269	2,913,231	10,896,971	9,963,222

Interest expense:
Deposits	1,699,420	1,459,061	5,122,294	3,801,905
Short term Federal Home Loan Bank advances	—	96,677	—	207,357
Long term Federal Home Loan Bank advances	238,107	157,942	634,446	561,094
Subordinated debentures	48,766	70,722	190,211	212,166
Repurchase agreements	23,157	32,733	64,279	93,724
Capital leases	34,486	37,159	107,526	112,024

Total interest expense	2,043,936	1,854,294	6,118,756	4,988,270

Net interest income	1,575,333	1,627,009	4,778,215	4,974,952

Provision for loan losses	3,089,650	65,000	3,146,650	242,000

Net interest income (loss) after provision for loan losses	(1,514,317)	1,562,009	1,631,565	4,732,952

Noninterest income:
Service charges and other fees	279,658	259,022	835,282	793,175
Gain on sale of loans	46,570	—	141,864	—
Loss on sales of securities available for sale, net	(340,066)	—	(340,066)	—
Loss on disposal of fixed asset	—	—	—	(1,872)
Gain (loss) on disposition or direct write-down of other real estate owned	(658,849)	2,262	(654,018)	(4,036)
Gain on sale of branch	2,077,556	—	2,077,556	—
Other income	27,004	13,402	80,577	36,053

Total noninterest income	1,431,873	274,686	2,141,205	823,320

Noninterest expense:
Salaries and benefits	1,030,342	956,825	3,044,077	2,786,852
Occupancy and equipment	268,575	240,889	738,139	714,262
Professional fees	194,111	81,458	484,417	284,236
Franchise tax	61,209	58,592	187,862	186,142
Data processing	183,819	164,222	533,523	466,295
Marketing and advertising	57,355	52,893	159,201	139,537
Stationery and supplies	31,736	26,857	92,156	93,200
Amortization of intangible asset	31,662	41,931	102,687	133,493
Deposit expenses and insurance	102,852	56,022	221,453	153,107
Other expenses	131,665	116,213	455,737	318,461

Total noninterest expense	2,093,326	1,795,902	6,019,252	5,275,585

Earnings (loss) before income tax expense	(2,175,770)	40,793	(2,246,482)	280,687
Income tax expense (benefit)	(742,977)	18,793	(773,926)	106,687

Net earnings (loss)	$(1,432,793)	$22,000	$(1,472,556)	$174,000

Basic earnings (loss) per share	$(0.65)	$0.01	$(0.66)	$0.08
Diluted earnings (loss) per share	(0.65)	0.01	(0.66)	0.08
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Shareholders’ equity, beginning of period	$18,418,631	$18,077,373	$18,418,557	$18,104,875

Net earnings (loss)	(1,432,793)	22,000	(1,472,556)	174,000

Other comprehensive income (loss), net of tax:
Reclassification adjustment for amounts realized on securities sales included in net earnings	224,444	—	224,444	—
Net unrealized gain (loss) on available for sale securities arising during the period	106,398	301,368	124,382	61,291

Total comprehensive income (loss)	(1,101,951)	323,638	(1,123,730)	235,291

Additional paid in capital from stock options	11,248	6,621	33,101	67,466

Shareholders’ equity, end of period	$17,327,928	$18,407,632	$17,327,928	$18,407,632

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	(1,472,556)	$174,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	412,579	440,576
Securities amortization and accretion, net	65,921	88,559
Federal Home Loan Bank (FHLB) stock dividends	—	(40,100)
Origination of loans held for sale	(19,897,924)	(227,232)
Proceeds from sales of loans held for sale	18,714,839	—
Provision for loan losses	3,146,650	242,000
Loss from Ohio Legacy Trust 1	(706)	6,057
Loss on disposition or write down of other real estate owned	654,018	9,667
Loss on sale of securities available for sale	340,066	—
Gain on sale of branch	(2,077,556)
Gain on sale of loans held for sale	(141,864)	—
Accretion of fair value purchase adjustments	(8,049)	(15,174)
Stock option expense	33,101	67,466
Net change in:
Accrued interest receivable and other assets	(2,697,951)	(140,932)
Accrued interest payable and other liabilities	(72,759)	200,924
Deferred loan fees	(44,367)	(19,212)

Net cash from operating activities	(3,046,558)	788,471

Cash flows from investing activities:
Purchases of securities held to maturity	(804,847)	—
Purchases of securities available for sale	(12,913,004)	—
Maturities, calls and paydowns of securities available for sale	3,674,738	4,788,133
Sales of securities available for sale	13,147,235	—
Proceeds from sales of loans	612,264
Proceeds from sales of other real estate owned	694,068	207,090
Net cash from branch sale	17,750,281	—
Purchases of federal bank stock	—	(7,000)
Net change in loans	1,782,266	(21,059,563)
Participation loans purchased	(2,834,385)	—
Expenditures to improve other real estate owned	(98,633)	—
Purchases of premises and equipment	(140,813)	(170,793)

Net cash from investing activities	20,869,170	(16,242,133)

Cash flows from financing activities:
Net change in deposits	(10,326,816)	15,368,162
Net change in repurchase agreements	205,169	(1,395,711)
Repayment of capital lease obligations	(24,165)	(13,126)
Repayment of subordinated debt obligation	(3,325,000)	—
Proceeds from short term FHLB advances, net of repayments	—	(5,050,000)
Proceeds from FHLB advances	—	12,000,000
Repayments of FHLB advances	(7,389,974)	(2,647,802)

Net cash provided by financing activities	(20,860,786)	18,261,523

Net change in cash and cash equivalents	(3,038,174)	2,807,861
Cash and cash equivalents at beginning of period	13,039,865	8,122,546

Cash and cash equivalents at end of period	10,001,691	$10,930,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,217,290	$4,901,196
Federal income taxes	—	190,000
Non-cash transactions:
Transfer of loans to other real estate owned	$106,536	$941,944
See notes to the consolidated financial statements.

7.

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
Ohio Legacy is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. The Company began operations in October 2000. The Bank provides financial services through its full-service offices in Wooster, North Canton and Canton, Ohio. Its primary deposit products are checking, savings, money market and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2007, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. generally accepted accounting principles (U.S. GAAP). However, the financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
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
In February 2007, FASB issued FAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first
(Continued)

7.

recognizes a financial asset or financial liability. Subsequent changes in fair value must be reporting in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company’s financial statements of adopting this standard.
NOTE 2 — STOCK BASED COMPENSATION
The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vested in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At September 30, 2007, all Director Warrants were vested and exercisable and no Director Warrants had been exercised or forfeited.
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
Following is the activity under the plan:

	Nine months ended
	September 30, 2007
	Total options outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Options outstanding, beginning of period	287,375	$10.62	$4.72
Forfeited	(69,875)	10.43	4.49
Exercised	—	—	—
Granted	5,000	8.28	3.77

Options outstanding, end of period	222,500	$10.63	$4.78

Options exercisable, end of period	192,000	$10.86	$4.83
The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2007 was $0.
The fair value of common stock options and warrants was computed using the Black-Scholes option pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the nine months ended September 30:
(Continued)

8.

NOTE 2 — STOCK BASED COMPENSATION (continued)

Stock Options
Options granted	5,000
Fair value, calculated	$3.77
Exercise price	$8.28
Risk-free interest rate, 10-year Treasury	4.64%
Expected stock price volatility	22.52%
Expected dividend rate	None
Expected average life	10 years
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2007	$11,257
2008	42,990
2009	20,199
2010	2,081

Total	$76,527

NOTE 3 — EARNINGS PER SHARE
Basic earnings per share is net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
BASIC:
Net earnings (loss)	$(1,437,793)	$22,000	$(1,472,556)	$174,000

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564

Basic earnings per share	$(0.65)	$0.01	$(0.66)	$0.08

DILUTED:
Net earnings	$(1,437,793)	$22,000	$(1,472,556)	$174,000

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564
Dilutive effect of stock options	—	2,442	—	4,219
Dilutive effect of stock warrants	—	—	—	190

Total common shares and dilutive potential common shares	2,214,564	2,217,006	2,214,564	2,218,973

Diluted earnings per share	$(0.65)	$0.01	$(0.66)	$0.08

The following table details dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:
(Continued)

9.

NOTE 3 — EARNINGS PER SHARE (continued)

	Three months ended		Nine months ended
	September 30		September 30,
	2007	2006	2007	2006

Stock options	222,500	256,525	222,500	159,525
Stock warrants	150,000	150,000	150,000	—

NOTE 4 — LOANS
Loans, by collateral type, were as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Balance	Percent	Balance	Percent

Residential real estate	$40,395,724	29.4%	$65,282,422	36.5%
Multifamily residential real estate	8,073,502	5.9	9,452,861	5.3
Commercial real estate	62,869,555	45.7	65,228,180	36.4
Construction	8,574,316	6.2	10,235,414	5.7
Commercial	12,742,311	9.3	18,524,153	10.4
Consumer and home equity	4,885,325	3.5	10,259,367	5.7

Total loans	137,540,733	100.0%	178,982,397	100.0%

Less: Allowance for loan losses	(1,619,581)		(1,757,110)
Net deferred loan fees	(184,126)		(208,638)

Loans, net	$135,737,026		$177,016,649

At September 30, 2007, and December 31, 2006, approximately $18,066,000 and $29,150,655, respectively, of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.
Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$1,766,379	$1,706,244	$1,757,110	$1,589,407
Provision for loan losses	3,089,650	65,000	3,146,650	242,000
Loans charged-off	(2,852,022)	(3,268)	(2,904,633)	(66,355)
Recoveries	361	7,308	5,241	10,232
Reduction of allowance for loans sold	(384,787)	—	(384,787)	—

Balance, end of period	$1,619,581	$1,775,284	$1,619,581	$1,775,284

Allowance for loan losses, percent of total loans	1.18%	0.99%

Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2007, and December 31, 2006.
(Continued)

10.

NOTE 4 — LOANS (continued)

	September 30,	December 31,
	2007	2006

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	2,818,485	2,439,938
Impaired loans, included in nonaccrual loans	1,983,449	1,481,109
Amount of the allowance for loan losses allocated	—	32,000
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
NOTE 6 — OTHER REAL ESTATE OWNED
Other Real Estate Owned was as follows at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Residential real estate	53,054	819,602
Construction	1,370,331	1,746,698

Total real estate owned	1,423,385	2,566,301

Less: valuation allowance	—	—

Real estate owned, net	1,423,385	2,566,301

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. If in management’s judgment, losses on the properties are confirmed, direct write-downs of the property values are recorded. During the first nine months of 2007, the Company recorded direct write-downs of $660,299. It is the Company’s intention to make periodic reassessments of the value of assets held in this category. The Company also recorded net losses of
(Continued)

11.

$6,211 on the disposition of certain real estate owned. The current makeup of this asset category involves certain residential properties and one construction/development property.
NOTE 7 — BRANCH SALE
On June 8, 2007, the Company announced the sale of the Bank’s Millersburg banking location to another financial institution. This sale was conducted to improve the balance sheet structure, relieving a mismatch of short-term liabilities funding largely long-term assts. The sale resulted in a reduction of approximately $38.5 million of loans, net of allowance for loan losses for the loans sold, and $23.1 million of deposits, and generated a net cash inflow to the Company of approximately $17.8 million. The Company recognized a pre-tax gain on the sale of the branch of approximately $2.1 million.
(Continued)

12.

OHIO LEGACY CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of September 30, 2007, and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006. This discussion is provided to give shareholders a more comprehensive review of the Company’s operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, reference to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp and its wholly-owned subsidiary, Ohio Legacy Bank, N.A.
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
(Continued)

13.

OVERVIEW
During the third quarter we completed the sale of the Millersburg banking office to The First-Knox National Bank of Mt. Vernon. During the period we also restructured our investment portfolio and recognized several significant write-downs on large commercial loans. While these events were not necessarily planned to coincide with one another, virtually every financial result and ratio for the quarter and the nine months to date has been impacted by the activity of this reporting period. We discuss these transactions at length in the Strategic Developments section below.
The following key factors summarize changes in our financial condition and results of operations during the nine months ended September 30, 2007:
•	Net loans for the first nine months of 2007 averaged $172.7 million, up from $167.4 for the first nine months of 2006.

•	Core deposits for the first nine months averaged $62.9 million, up from $52.7 for the same period in the prior year.

•	The provision for loan losses through the first three quarters of 2007 was $3.1 million, primarily reflecting $2.9 million in charge-offs to the carrying value of a number of real estate related loans taken in the third quarter of the year.

•	Net loss through three quarters for 2007 was ($1,472,556), reflecting a loss of ($1,432,793) in the third quarter, due largely to the provision for loan losses and losses recognized to restructure the investment portfolio.
The following key factors summarize our results of operations during the three months ended September 30, 2007:
•	Third quarter net loss was ($1,432,793) compared to net income of $22,000 for the same period a year ago. The loss is due largely to the provision for loan losses and losses realized on the sale of securities in the investment portfolio. These charges are discussed at length below.

•	Non-interest expense reflected several non-recurring items associated with the branch sale and the loan loss provision. We anticipate these numbers returning to lower levels in the coming months
STRATEGIC DEVELOPMENTS
During the period the Company completed five separate significant transactions:
•	The sale of the Millersburg banking office, including the sale of $38.9 million in loans and the transfer of $23.1 million in deposits.

•	The “recast” of $13.5 million of investment securities, representing approximately half of the balance in the investment portfolio.

•	The retirement of $3.3 million in trust preferred securities.

•	The sale of three commercial loans totaling $612,000. Management charged-off $301,000 related to these loans during the quarter.

•	The adjustment in value of approximately $6.8 million in commercial loans.

14.

Sale of Branch
The Company sold the Millersburg office to First-Knox National Bank and closed on the transaction on September 21, 2007. The transaction allowed the Company to transfer $23.1 million of deposits at a premium of 7.17%, paid on all deposits and sell $38.9 million par value of loans. Of the loans sold, approximately $18.8 million were residential mortgages, $5.0 million were home equity lines of credit or second mortgages, $0.8 million were multifamily residential mortgages, $9.0 million were commercial real estate mortgages, $5.0 million were commercial/industrial or agriculture loans and $0.3 million were consumer loans. All fixed assets transferred to the purchaser at book value. As a result of the transaction, the Company realized a net gain of $2.1 million and net cash flows of $17.8 million. Strategically, the transaction was designed, and we believe over time will prove to accomplish, the following:
•	Market Focus. The Company’s focus will be on Stark County and Wayne County. In our assessment, Holmes County is a limited growth market, as a result of 70% of deposit market share being held by two banking companies, the “generational” nature of the banking consumers, where each generation follows the former to the former’s bank, and the relatively slow economic growth of the county. Although Holmes County is a very profitable market for the dominant players, it is our desire to focus on markets where there is better growth potential, more diverse distribution of market share and less of a traditional/generational culture. We believe that Stark and Wayne counties better represent these market dynamics.

•	Lower reliance on long-term, fixed rate mortgage related assets. Of the $38.9 million in loans sold, 87% were tied to real estate. From an asset quality and asset/liability management standpoint, it is imperative that the Company improve its asset mix. The sale allowed us to eliminate 32% of the first and second lien residential mortgage loans in the Company.

•	Reduced dependence on wholesale and high cost funding. The Millersburg banking office’s deposit mix was approximately two-thirds time deposits and one-third core deposits. In addition, there was an average funding gap of approximately $16.0 million. The sale has helped move the Company closer to a 50/50 ratio of core deposit to time deposit funding and has allowed us to reduce our need for wholesale funding as well.
Securities Available for Sale
The Company sold $13.1 million of available for sale mortgage-backed securities and agency notes, realizing a pre-tax loss of ($340,066) during the period. The securities sold had a weighted average yield of 3.52% and an average modified duration of 24 months. Management’s assessment of the rate environment and of the opportunities available, preceding the rate reductions by the Federal Reserve Board in September, was that it represented an excellent time to sell the securities in question. The specific securities represented the lowest yielding securities in the portfolio, and by selling these securities the Company was able to redeploy the cash to purchase $12.9 million in mortgage-backed securities yielding 5.69%, a gain of over 200 basis points with an anticipated improvement of pre-tax income of over $20,000 per month. The securities were purchased at discounts which will provide yield protection should rates continue to decrease. While the primary purpose of the investment portfolio remains to provide additional liquidity for the Company and we do not intend to actively trade within this portfolio, the opportunities presented at the time represented a significant improvement on a “go-forward” basis to yield and cash flow and the recovery time on the loss was within our tolerances.
Trust Preferred Securities
In an effort to provide capital for growth purposes the Company raised $3.3 million through a Trust Preferred security offering in 2004. These securities carried an interest rate of 8.25% payable quarterly to the holders and cost the Company $22,690 per month in interest expense. As a result of the Millersburg sale, this capital was no longer needed. The Company exercised its call option in August and redeemed the securities on September 3, 2007. Without the securities the Company remains “well-capitalized” and has reduced the interest expense associated with this item.

15.

Loans Sold
The Company first drew attention to negative credit quality trends in the annual report and 10K filings for 2006. These trends culminated this period with two specific actions, the first being the private sale of three specific loans. These loans all were non-performing and had significant real estate exposure. The loans were marketed through a consultant specializing in impaired asset sales and were sold at discounts of 50%, 40% and 30%, respectively. The loans totaled over $915,000 prior to recording charge-offs and in management’s opinion represented significant loss opportunities beyond the discounted sales price of $612,264.
Loan and Real Estate Values
In keeping with the recognition that the Company is dealing with a credit quality concern, management undertook the review of all loans on the “Watch List”: those loans graded 5, Classified Special Mention and 6, Classified Substandard. For several quarters management has reported that the credit quality issues were limited to several large loans that had significant senior management oversight. This remains to be true: as evidence, within our non-accrual loans category, 71% of the $2.8 million balance is made up of seven relationships. However, nearly all of these loans have significant real estate exposure. In most instances the Company is experiencing negative appraised value changes in the 20% range. In those instances where the Company has had to pursue foreclosure on single family residential real estate, both owner occupied and rental recovery values have averaged 50% of the outstanding balance. After consultations with our regulators at the Office of the Comptroller of the Currency, the Company moved to reserve against credit loss. We did this by taking write-downs on the book balance of eight of our largest and most problematic credit relationships. These write-downs represent a total of $2.3 million on balances of $3.9 million. In addition, we have taken a provision of $611,000 on three specific properties in our OREO portfolio which represented $2.2 million in outstanding balances. These valuation changes are based on new appraisal data, brokers’ estimates, actual loss experience and general market conditions, which management has reviewed at some length. We believe that this is the most accurate assessment of value available to us at this time.
Conclusion
This period has seen the Company recast its balance sheet, reserve against credit losses, refocus our energy on our core markets and begin to aggressively move against our interest expense issues. Our Company is operating in the most difficult banking environment that most of our management team, with an average experience level of 25 years, has seen. Margins are compressing across the country and especially in the region. Real estate values are under significant pressure nationally and especially in our region. Competition is as difficult as ever, nationally and especially in our region. All of this said, we remain bullish on our prospects for building a competitive community bank in our markets. We are committed to sticking to the job of completing this turn-around and becoming the best community bank in our markets.
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
FINANCIAL CONDITION

16.

Assets. At September 30, 2007, assets totaled $184.9 million, a decrease of $45.6 million, or 19.8% from year-end 2006. The change in assets is due primarily to the sale of the Millersburg office.
Securities. Total securities decreased by $3.0 million during the first nine months of 2007 as a result of normal principal repayments on mortgage-backed securities.
Loans. At September 30, 2007, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $135.7 million, a decrease of $41.3 million from year-end 2006. In addition to the branch sale, the Company is experiencing a reduction in the new loan volume we are producing due to market conditions. We have experienced competition on both the price and term aspects of potential loans that we have determined do not meet our criteria for an acceptable rate of return.
Allowance for loan losses and asset quality. At September 30, 2007, the allowance for loan losses was $1.6 million, or 1.18% of total loans. The Company’s credit quality numbers have changed dramatically during the period as a result of a number of actions taken by the Company to ultimately improve credit quality:
•	The Allowance for loan losses increased from approximately 0.98% of total loans to 1.18% of total loans. We have increased our provision based on the overall deterioration of real estate values, primarily residential real estate within our region.

•	The Company ended the period with $2.8 million of non-accrual/non-performing loans. This is a decrease of $77,000 from the previous quarter. It should be noted that the new total reflects approximately $1.5 of increases in non-accrual loans, followed by the cumulative effect of the write-downs in book value of non-accrual loans totaling $1.6 million. The increase is largely the result of a single commercial real estate loan that has been a performing credit. However, vacancy and recent delinquency issues prompted conversations between management and the borrowers. The outcome of these conversations, along with management’s assessment of market conditions, led us to the conclusion that it is prudent to downgrade this credit. We have discussed at some length the write-downs that we have taken on certain loans. These adjustments had the effect of lowering the balances of loan on non-accrual status by $1.6 million. It should also be noted that within this total is $900,000 of loans in foreclosure awaiting sheriff’s sale. In our markets, there is a seven to nine month backlog for sheriff’s sales. We believe that we have valued these loans appropriately and that any additional material losses are unlikely.

•	Other Real Estate Owned (OREO) decreased quarter-over-quarter, moving from $2.3 million at June 30, 2007 to $1.4 million at September 30, 2007. This downward change reflects several properties being sold and disposed of and the write-down in value on other properties in OREO. The remaining balance primarily includes a single loan made for the development of a residential subdivision. To comply with requirements established by the judge on this case, the Company established an escrow account for $1.1 million to guarantee the funding for completion of the project. As work is completed, the funds will be transferred from the escrow account to the OREO account. prior to the sale of the lots. There is a contract in place to deliver the lots upon completion. The Company does not expect any additional material losses on this project.

•	The Company sold three additional loans during the period. These loans were sold privately, at losses ranging from 50% to 70% of the book value of the loans. All three loans were non-performing, with significant real estate exposure for the Company. The net pre-tax effect was a loss of ($303,000) on loans totaling over $915,000.
We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons and may increase the allowance for loan losses if we believe losses have been incurred. See “Significant Accounting Policies — Allowance for loan losses” above.

17.

Premises and equipment, accrued interest receivable and other assets. Premises and equipment declined by $706,000 due primarily to the transfer of $534,300 in fixed assets related to the Millersburg transaction. Other assets increased by $2.3 million, primarily as the result of the establishment of the escrow account related to the residential subdivision property discussed above.
Deposits. Total deposits decreased $33.4 million, of which $23.1 million is the result of the Millersburg transaction. The decline reflects a decision early in the year to reduce certificates of deposits. As we have been reporting for some time, the shortening maturities and pricing of the CD portfolio has been a concern of management. Consequently, in the absence of loan growth, we have worked to reduce our time deposits.
Federal Home Loan Bank advances. At September 30, 2007, advances totaled $12.0 million, compared to $19.4 million at year-end, a decrease of 38.0%. This decline is the result of the Company’s strategy to use liquidity generated by the branch sale to reduce funding that is not currently needed to support loan growth.
Other borrowings. As previously announced, on September 3, 2007 the Company called in full its $3.3 million outstanding subordinated debentures. In addition, the $417,408 capital lease related to the Millersburg facility was extinguished.
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2007
The Company recorded a net loss of ($1.4 million) for the three months ended September 30, 2007, or ($0.65) per diluted share, compared to $22,000, or $0.01 per diluted share during the third quarter of 2006.
Net interest income. During the three months ended September 30, 2007, net interest income before provision for loan losses was essentially flat, declining by $52,000 to $1,575,000. After the provision for loan losses of $3.1 million, net interest income after provision decreased by approximately $3.1 million over the same quarter one year ago. At September 30, the yield on performing assets was 7.17%, an increase of 58 basis points from the third quarter of 2006. This increase was partially offset by a higher cost of funds, which increased 45 basis points from the same period a year ago.
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

18.

	Three months ended September 30,
	2007				2006
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,259		$55	5.15%	$4,097		$54	5.20%
Securities available for sale	24,761		271	4.37	29,532		290	3.94
Securities held to maturity (1)	3,004		39	5.21	833		11	5.20
Federal agency stock	1,541		26	6.84	1,513		22	5.87
Loans (2)	169,245		3,242	7.66	173,943		3,108	7.09

Total interest-earning assets	202,810		3,633	7.17	209,918		3,485	6.59

Noninterest-earning assets	20,001				11,749

Total assets	$222,811				$221,667

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,833		49	1.96	$8,604		16	0.74
Savings accounts	7,277		14	0.78	10,792		22	0.82
Money market accounts	49,062		481	3.89	34,642		315	3.60
Certificates of deposit	95,266		1,155	4.81	102,938		1,106	4.26

Total interest-bearing deposits	161,468		1,699	4.18	156,976		1,459	3.69
Other borrowings	23,998		345	5.70	30,649		395	5.16

Total interest-bearing liabilities	185,466		2,044	4.37	187,625		1,854	3.92

Noninterest-bearing demand deposits	17,268				14,881
Noninterest-bearing liabilities	961				1,070

Total liabilities	203,695				203,576
Shareholders’ equity	19,116				18,091

Total liabilities and shareholders’ equity	$222,811				$221,667

Net interest income; interest rate spread (3)			$1,589	2.80%			$1,631	2.67%

Net earning assets	$17,344				$22,293

Net interest margin (4)				3.11%				3.08%
Average interest-earning assets to interest-bearing liabilities	1.09	x			1.12	x

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. Interest income increased year over year by $138,000 as a result of higher yields on earning assets. The increase in interest income on securities available for sale is the result of a portfolio restructuring transaction that occurred during the quarter.
Interest expense. Interest expense increased by $190,000, largely as a result of growth in our Money Market category and the continued roll-over of maturing time deposits into higher rates.
•	Interest bearing demand deposit balances increased $1.3 million and the rate increased from 0.74% to 1.96%

•	Savings account balances decreased $3.5 million and the rate decreased from 0.82% to 0.78%

•	Money market balances increased by $14.4 million, and the rate increased from 3.60% to 3.89%

•	CD balances decreased $7.7 million , but the rate increased from 4.26% to 4.81%

•	Borrowings decreased $6.7 million, but the rate increased from 5.16% to 5.70%

19.

Provision for loan losses. Net charge-offs and the provision for loan losses during the period were largely the result of a write down in value on a number of larger commercial real estate loans and the sale of four commercial real estate loans. Please refer to the Strategic Development section for a detailed discussion of these changes.
Noninterest income. Noninterest income increased from $274,700 to $1.4 million, primarily the result of the branch sale.
Service charges and other fees. Service charges on deposit accounts of $279,700 for the third quarter of 2007 represented an increase of 8.0% from $259,000 for the same period in 2006.
Gain on sale of securities. The Company recorded a loss of $340,066 in the investment portfolio for the third quarter of 2007. This was the result of selling securities with a par value of $13,487,301, prior to their maturities. These securities had a weighted average yield of 3.52% and an average duration of 24 months. The proceeds of the sale were reinvested in new securities that have an average weighted yield of 5.69% and an average duration of 47 months. Management considered the rate environment, the overall yield of the investment portfolio, and our investment strategy in making this decision.
Gain on sale of loans. During the third quarter the Company recognized a $46,600 gain on the sale of residential mortgage loans originated for sale, compared to $0 in the third quarter of last year.
Gain on sale of branch. During the quarter the Company recognized a gain of $2.1 million on the sale of the Millersburg office. The details of this transaction are described in detail in the Strategic Development section above.
Gain (loss) on the disposition or direct write-down of other real estate owned. During the quarter, the Company took losses or write-downs of $618,900.
Noninterest expense. Total noninterest expense increased to $2.1 million during the third quarter of 2007, an 18.8% increase from 2006.
Salaries and benefits were at $1,030,300, up from $956,800 in the third quarter of 2006. This increase of 7.7% over the previous quarter reflects no real change in FTE employment, only an increase in salary and benefit expense.
Professional fees grew from $81,500 to $194,100, an increase of 138.3%. The increase in expense is due primarily to one-time consulting expense in three areas: investment banking expenses related to the Millersburg transaction totaling $40,000, fees associated with the sale of loans during the period totaling $22,000 and consulting expense associated with the design and implementation of changes to our deposit products and deposit operations areas totaling $30,000. We anticipate a normalized run rate going forward.
Data processing expense for the quarter was $183,800, up 11.9%, or $20,000 quarter over quarter. Most of the increase was one-time conversion costs associated with the sale of the branch. Our outsourced data processing contract is based on a “per account” fee schedule, and as a result of selling the Millersburg office we anticipate a reduction in our information technology costs. From this new base level of expense, as we add accounts we will continue to experience an increase in data processing fees.
Other expenses. Other expenses increased from $116,200 in the third quarter of 2006 to $171,600 in the third quarter of 2007.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2006
Net losses totaled ($1.5 million) for the nine months ended September 30, 2007, or ($0.66) per diluted share, compared to $174,000, or $0.08 per diluted share during the first nine months of 2006.
Net interest income. During the nine months ended September 30, 2007, net interest income was $4.8 million compared to $5.0 million during the first nine months of 2006. Net interest margin fell from 3.25% in 2006 to 3.11% in the first nine months of 2007 and the interest rate spread fell from 2.84% during the first nine months of 2006 to 2.71% during the same period in 2007.

20.

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

	Nine months ending September 30,
	2007				2006
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		Paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,049		$198	5.23%	$4,324		$157	4.86%
Securities available for sale	25,240		808	4.27	31,332		913	3.89
Securities held to maturity (1)	2,889		114	5.25	835		33	5.20
Federal agency stock	1,541		74	6.43	1,497		65	5.83
Loans (2)	172,659		9,742	7.52	167,355		8,806	7.03

Total interest-earning assets	207,378		10,936	7.03	205,343		9,974	6.49

Noninterest-earning assets	20,491				10,717

Total assets	$227,869				$216,060

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,488		89	1.25	$9,205		52	0.75
Savings accounts	8,151		48	0.79	12,339		76	0.83
Money market accounts	45,290		1,310	3.87	31,139		758	3.25
Certificates of deposit	102,644		3,676	4.79	97,639		2,916	3.99

Total interest-bearing deposits	165,573		5,123	4.14	150,322		3,802	3.38
Other borrowings	23,766		996	5.61	32,190		1,186	4.91

Total interest-bearing liabilities	189,339		6,119	4.32	182,512		4,988	3.65

Noninterest-bearing demand deposits	18,129				14,412
Noninterest-bearing liabilities	759				1,079

Total liabilities	208,227				198,003
Shareholders’ equity	19,642				18,057

Total liabilities and shareholders’ equity	$227,869				$216,060

Net interest income; interest-rate spread (3)			$4,817	2.71%			$4,986	2.84%

Net earning assets	$18,039				$22,831

Net interest margin (4)				3.11%				3.25%
Average interest-earning assets to interest-bearing liabilities	1.10	x			1.13	x

FOOTNOTES TO YIELD TABLE

(1)	Presented on a taxable-equivalent basis.

(2)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. The yield on interest-earning assets improved to 7.03% during the first nine months of 2007 compared to 6.49% in 2006, an increase of 54 basis points. The yield on loans increased during the first nine months of 2007 compared to 2006, moving from 7.03% to 7.52%
Interest expense. Our overall cost of funds increased from 3.65% during the first nine months of 2006 to 4.32% in 2007. As noted earlier, the increase in deposit expense is driven by increasing rates and volumes in higher cost products.
Provision for loan losses. The provision for loan losses during the first nine months of 2007 was $3.1 million, compared to $242,000 in 2006. Net charge-offs during the first nine months of 2007 totaled $2.9 million, compared to $56,100 for the first nine months of 2006.

21.

Non-interest income. Total noninterest income was $2.1 million for the nine months ended September 30, 2007, compared to $823,300 during the same period in 2006.
Gain on sale of loans. During the first nine months, the Company recognized a $141,900 gain on the sale of loans originated for sale, compared to $0 in the first nine months of the prior year.
Gain on sale of branch. During the first nine months the Company recognized a gain of $2.1 million on the sale of the Millersburg office, which is discussed in detail in the Strategic Development section above. No gain was recorded in 2006.
Loss on sale of investments. The Company recorded a loss of ($340,066) in the investment portfolio for the first nine months of 2007. This is discussed in detail in the section above.
Gain (loss) on disposition or direct write-down of other real estate owned. During the year, the Company recorded direct write-downs or losses of $660,229.
Non-interest expense. Total noninterest expense increased to $6.0 million during 2007 from $5.3 million in 2006.
Salaries and benefits were $257,200 higher for the nine month period of 2007 compared to the same period in 2006. This represents an increase of 9.2% over the same period a year ago and primarily reflects the addition of our Mortgage Banking group. Our run rate for salary and benefits is slowing and we anticipate actual reductions for the next several quarters.
Professional fees totaled $484,400 during the first nine months of 2007, up approximately 70.4% from $284,200 in 2006. The increase was due largely to consulting expense as discussed above.
Data processing related expenses were $67,200 higher, period over period. The increase is related to a higher volume of accounts and new product offerings.
Deposit expense and insurance increased from $153,100 to $221,500 during the first nine months of the comparable years. The increase is primarily the result of higher FDIC premiums mandated by Congress, which totaled $97,700 for the period.
Other expenses for the first nine months were $455,700 compared to $318,500 for the same period in 2006.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
Since December 31, 2006, the Company has repaid Federal Home Loan Bank term advances totaling $7.4 million. As discussed above, liquidity generated by the sale of the branch and funds not needed to support loan growth were used for the repayment.
At September 30, 2007, we had no unconsolidated, related special purpose entities other than Ohio Legacy Trust I, which was formed in March 2002 for the sole purpose of issuing trust preferred securities. The security was called on September 3, and the entity will be closed by the end of the year.
We did not engage in derivatives and hedging contracts, such as interest rate swaps, that might expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
LIQUIDITY
Liquidity refers to our ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all

22.

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
During the first nine months of 2007, cash and cash equivalents decreased $3.0 million to $10.0 million. Cash and cash equivalents represented 5.4% of total assets at September 30, 2007, and 5.7% of total assets at December 31, 2006. The decrease in cash is due, in part, to the retirement of $3.3 million in trust preferred securities and significant changes in our balance sheet during the third quarter tied to the Millersburg transaction.
CAPITAL RESOURCES
Total shareholders’ equity decreased to $17.3 million at September 30 from $18.4 million at December 31, 2006 as a result of the net loss recorded for the year to date.
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
Actual and required capital amounts (in thousands) and ratios are presented below at September, 2007:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$18,123	12.6	$11,525	8.0	$14,406	10.0%

Tier 1 capital to risk-weighted assets	$16,503	11.5	$5,762	4.0	$8,644	6.0%

Tier 1 capital to average assets	$16,503	7.4	$8,901	4.0	$11,126	5.0%
The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two

23.

years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.
3. Controls and Procedures
As of September 30, 2007, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.
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

OHIO LEGACY CORP (Registrant)
Date: November 19, 2007	By:	/s/ D. Michael Kramer
D. Michael Kramer
President, Chief Executive Officer, Director and acting Chief Financial Officer

26.