Form 10KSB
period 2007-12-31
OHIO LEGACY CORP
filed 2008-04-07
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 000-31673
OHIO LEGACY CORP
(Name of small business issuer in its charter)

OHIO	34-1903890

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2375 Benden Drive Suite C, Wooster	44691

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (330) 263-1955
Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Shares, without par value	NASDAQ SmallCap
Securities registered under Section 12(g) of the Exchange Act:

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The issuer’s revenues for the year ended December 31, 2007, were $15,726,220.
At March 3, 2008, the registrant had 2,214,564 Common Shares issued and outstanding and the aggregate market value of the voting shares held by non-affiliates of the registrant, based on a closing price of $6.00 per share, was approximately $13,287,384.
DOCUMENTS INCORPORATED BY REFERENCE
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
Products and Services
The Company, through the Bank’s four offices, provides retail and commercial banking services to its customers, who are located primarily in Stark and Wayne Counties in north east-central Ohio. These products include checking and savings accounts, cash management services, time deposits, safe deposit box facilities and courier services, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers.
Commercial and Construction Lending Products
Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the cash flow of the related businesses. These loans typically are secured by business assets such as equipment or inventory. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether or not to grant the credit. Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Additionally, the historical performance of the company the business principles and the industry are reviewed prior to the extension of credit. Commercial loans comprised 9.4% of the loan portfolio at December 31, 2007.
Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings; and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan. Commercial real estate and multifamily real estate loans comprised 50.6% of the loan portfolio at December 31, 2007.
Construction loans are secured by residential and business real estate. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 8.0% of the loan portfolio at December 31, 2007.
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
Residential real estate, consumer and home equity loans comprised 32.0% of the total loan portfolio at December 31, 2007.
Deposit Products
The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit, internet banking, cash management and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Wayne and Stark Counties in Ohio and consistent with the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor.
Employees
At December 31, 2007, the Bank employed 52 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.
Competition
The Bank operates in a highly competitive industry. In its primary market areas of Stark and Wayne Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on various securities which comprise the Bank’s investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to the depositor. The dominant pricing mechanisms on loans are the Prime interest rate as published in the Wall Street Journal and U.S. Treasury Note rates with three-year or five-year maturities. The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed and set weekly by management. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest rate spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the Securities and Exchange Commission (SEC) do not contain any untrue statement of a material fact. Beginning with the fiscal year ended December 31, 2007, additional certification regarding effective disclosure controls and procedures related to financial reporting will also be required. The Company’s independent registered public auditing firm will be required to issue an opinion as to the effectiveness of these controls as of December 31, 2009.
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
Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of national banks and bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. It is the intention of the Company to keep the bank “well capitalized”. The Bank had risk-based capital ratios above regulatory minimum requirements at December 31, 2007.
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

	Year ended December 31,
	2007				2006
	Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	5,245		263	5.01%	4,578		231	5.05%
Securities available for sale	24,895		1,116	4.48	30,558		1,192	3.90
Securities held to maturity (1)	2,917		167	5.73	993		53	5.34
Federal Reserve Bank stock	1,541		98	6.36	1,505		89	5.91
Loans (2)	164,216		12,198	7.43	170,114		12,030	7.07

Total interest-earning assets	198,814		13,842	6.96	207,748		13,595	6.54

Noninterest-earning assets	17,637				11,167

Total assets	$216,451				$218,915

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	9,465		135	1.43	9,005		67	0.74
Savings accounts	7,578		59	0.78	11,637		96	0.82
Money market accounts	45,160		1,725	3.82	32,828		1,116	3.40
Certificates of deposit	95,738		4,563	4.77	100,369		4,171	4.16

Total interest-bearing deposits	157,941		6,482	4.10	153,839		5,450	3.54
Other borrowings	21,404		1,194	5.58	31,015		1,543	4.98

Total interest-bearing liabilities	179,345		7,676	4.28	184,854		6,993	3.78

Noninterest-bearing demand deposits	16,834				15,158
Noninterest-bearing liabilities	923				1,026

Total liabilities	197,102				201,038
Shareholders’ equity	19,349				17,877

Total liabilities and shareholders’ equity	$216,451				$218,915

Net interest income; interest-rate spread (3)			6,166	2.68%			6,602	2.76%

Net earning assets	19,469				$22,894

Net interest margin (4)				3.10%				3.17%
Average interest-earning assets to interest-bearing liabilities	1.11	x			1.12	x

(1)	Yield calculated on a taxable-equivalent basis.

(2)	Average loans are net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets. Fee income is included in interest earned.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.
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

	Year ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	33	(1)	32	(32)	106	74
Securities available for sale	(239)	163	(76)	(301)	67	(234)
Securities held to maturity	110	4	114	11	(15)	(4)
Federal agency stock	2	7	9	4	8	12
Loans	(426)	594	168	1,655	706	2,361

Total assets	$(520)	$767	$247	$1,337	$872	$2,209

Change in interest expense attributable to:
Interest-bearing demand deposits	4	64	68	(11)	(3)	(14)
Savings accounts	(32)	(5)	(37)	(72)	(29)	(101)
Money market accounts	458	150	608	194	243	437
Certificates of deposit	(199)	591	392	292	1,031	1,323
Other borrowings	(520)	171	(349)	435	173	608

Total interest-bearing liabilities	$(289)	$975	$683	$838	$1,415	$2,253

Change in net interest income			$(436)			$(44)

Industry Guide 3 — Item II. Investment Portfolio
A.	This information is contained in Note 3 to the Consolidated Financial Statements on page 36.

B.	Other securities consist of Federal Home Loan Bank and Federal Reserve Bank stock that bears no stated maturity or yield and FNMA and FHLMC preferred stock that has a stated rate and an initial call date of five years from the date of issuance.

	Maturities of Investment Securities (Dollars in thousands)
			Due in one		Due after one		Due after five
	No Stated Maturity		year or less		through five years		through ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	—	—%	—	—%	1,018	5.0%	—	—%
Mortgage-backed	—	—	—	—	882	4.6	290	5.1
Municipal (1)	—	—	—	—	—	—	1,096	5.1
Other securities (2)	4,585	9.1%	100	4.4%	—	—	—	—

Total securities	4,585	9.1%	100	4.4%	1,900	4.8%	1,386	5.1%

	Due after ten years		Total
		Weighted		Weighted
		Average		Average
	Amount	Yields	Amount	Yield
U.S. Government sponsored agencies	—	—%	1,018	5.0%
Mortgage-backed	23,777	5.3	24,948	5.3
Municipal	1,906	5.7	3,003	5.5
Other securities	—	—	4,685	9.0

	25,683	5.3%	33,654	5.8%
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(1)	Fully tax-equivalent based on federal income tax structure applicable at December 31, 2007.

(2)	Some securities in this category are subject to the 70% dividend exclusion
C.	At December 31, 2007, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government -sponsored enterprises, in an amount greater than 10% of shareholders’ equity.
Industry Guide 3 — Item III. Loan Portfolio
A.	Types of Loans

This information is contained in Note 4 to the Consolidated Financial Statements on page 38.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2007:

		Maturing
		After one
	One year	through	After five
(Dollars in thousands)	or less	five years	years	Total
Commercial	$7,776	$2,741	$2,011	$12,528
Commercial real estate	8,652	13,303	37,620	59,575
Real estate construction	6,922	1,918	1,875	10,715

Total	$23,350	$17,962	$41,506	$82,818

Amount of loans reported above due after one year, which have adjustable interest rates:

Fixed rate	$23,713
Adjustable rate	35,755

Total	$59,468

C.	Risk Elements
1.	Nonaccrual, Past Due and Restructured Loans — This information is contained in Note 4 to the Consolidated Financial Statements on page 39.

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

2.	Potential Problem Loans — At December 31, 2007, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 — Item III.C.1.

3.	Foreign Outstandings — There were no foreign loans outstanding during any period presented.

4.	Loan Concentrations — At December 31, 2007, approximately $7,351,000 of loans were made to individuals or companies involved in the rental of residential real estate. This concentration accounts for 5.5% of total loans at that date. Loans to individuals or companies involved in the leasing of commercial real estate total $10,269,000 or 7.7% of total loans at December 31, 2007.
D.	Other Interest-bearing Assets — At December 31, 2007, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 — Item III.C.1. or 2 if such assets were loans.

Industry Guide 3 — Item IV. Summary of Loan Loss Experience
A.	Analysis of the Allowance for Loan Losses
Activity in the allowance for loan losses for the year ended December 31 was as follows:

	2007	2006
Balance, January 1	$1,757,110	$1,589,407
Provision for loan losses	3,482,854	467,000
Loans charged-off:
Commercial	(1,807,150)	(3,267)
Residential real estate	(1,033,553)	(297,938)
Construction	(378,757)	—
Consumer and home equity	(23,051)	(9,981)

Total loans charged-off	(3,242,511)	(311,186)
Recoveries
Residential real estate	2,500	4,560
Commercial	5,000	—
Consumer and home	2,740	7,329

Total recoveries	10,240	11,889

Reduction in allowance for loans sold	(384,787)	—

Balance, December 31	$1,622,906	$1,757,110

Balance as a percentage of total loans	1.22%	0.98%

The allowance for loan losses balance and provision charged to operating expense are determined by management based on periodic reviews of the loan portfolio, economic conditions and various other circumstances that are subject to change over time. In making this judgment, management reviews selected large loans as well as loans individually considered impaired, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

B.	Allocation of the Allowance for Loan Losses

While managements’ periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

	2007		2006
		Percentage of		Percentage of
		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans
Commercial	$185,283	9.4%	$185,000	10.4%
Commercial real estate	744,692	44.7	962,110	36.4
Multifamily residential real estate	99,936	5.9	100,000	5.3
Residential real estate	357,254	27.4	370,000	36.5
Construction	164,850	8.0	35,000	5.7
Consumer and home equity	70,891	4.6	105,000	5.7

Total	$1,622,906	100.0%	$1,757,110	100.0%

Industry Guide 3 — Item V. Deposits
A.	Average Amount and Average Rate Paid On Deposits. This information is contained in Note 7 to the Consolidated Financial Statements on page.41.

B.	Other categories – not applicable.

C.	Foreign deposits – not applicable.

D.	The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2007:

Three months or less	$5,086,543
Over three through six months	5,536,407
Over six through twelve months	13,403,070
Over twelve months	2,664,643

Total	$26,690,663

E.	Time deposits greater than $100,000 issued by foreign offices – not applicable.
Industry Guide 3 — Item VI. Return on Equity and Assets

	2007	2006
Return on average assets	(1.68)	0.04
Return on average equity	(18.81)	0.49
Dividend payout ratio	0.0	0.00
Average shareholders equity to average assets	8.94	7.99
Industry Guide 3 — Item VII. Short-Term Borrowings
During 2007 the Company entered into repurchase agreements and short-term FHLB advances. This information is contained in Note 8 to the Consolidated Financial Statements on page 41.

Item 2. Description of Property.
The Bank currently leases and operates four banking offices, including its main office, and an operations center:
1. Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)
2. Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (operating lease)
3. Wooster Milltown Branch Office, 3562 Commerce Parkway, Wooster, Ohio 44681 (operating lease)
4. North Canton Branch Office, 600 South Main Street, North Canton, Ohio 44720 (own)
5. Wooster Operations Center, 2375 Benden Drive Suite C, Wooster, Ohio, 44691 (operating lease)
The Bank considers the physical properties it occupies to be in good operating condition and suitable and adequate for the purposes for which they are being used.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the security holders in the fourth quarter of 2007.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The Company’s common stock is publicly traded on the NASDAQ SmallCap Market under the ticker symbol OLCB. At March 15, 2008, there were 2,214,564 Common Shares of the Company issued and outstanding and there were 257 holders of record. The following table summarizes the highest and lowest closing price of the Company’s stock during 2007 and 2006:

	2007		2006
	HIGH	LOW	HIGH	LOW
First Quarter	$10.40	$8.31	$10.75	$9.67
Second Quarter	9.06	8.08	9.80	9.10
Third Quarter	8.88	8.00	9.47	8.80
Fourth Quarter	8.90	4.20	9.35	8.50
No cash dividends were paid during 2007 or 2006. The information regarding the restrictions on the Company’s ability to pay dividends is contained in Note 13 to the Consolidated Financial Statements on page 46.
There are no matters to report under (b) and (c) of this Item 5.
Item 6. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition and results of operations as of and for the years ended December 31, 2007 and 2006. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (the Bank).
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis (MD&A) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), as amended, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. These forward-looking statements also include, but are not limited to:
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.

OVERVIEW OF STRATEGIC DEVELOPMENTS
•	Balance Sheet Transformation: The sale of our Millersburg office accomplished a number of objectives, but the assistance it provided in changing our balance sheet was critical. At the time of the sale, the Millersburg office had approximately $23.1 million in deposits and $38.9 million in loans that were transferred to the buyer; First-Knox National Bank. The final transaction involved the buyer paying a 7.17% premium on all deposits, and purchasing the $38.9 million in loans at par. Within the loan portfolio, there were approximately $18.8 million in 1-4 family residential real estate loans, $5.0 million in home equity lines of credit or second mortgages, and $0.8 million of multi-family residential mortgages. It was the belief of management that the residential real estate portfolio had inherent weakness, which was borne out by its performance over the previous six years. Additionally, within the $23.1 million deposit portfolio were approximately $19.0 million in certificates of deposit which carried at an average rate of 5.0% at the time of the sale. This represented the highest weighted deposit cost in our Company. Lastly, the office included some of our highest operating costs in a market dominated by two banking companies that held over 80% of the local deposit market share. The analysis of these combined factors led to our decision to sell the office. Since the sale of the office, we have seen steady improvement in net interest margin, a lessening of our negative gap (the difference in timing of the repricing of our deposits and loans) and a reduction in operating costs on an adjusted basis.

•	Improvement of Credit Quality: The Company took a series of direct write-downs and charge-offs in the third and fourth quarters to transition certain impaired credit relationships out of the Company. In early 2007, when we initially discussed the issues surrounding these declining credits, management believed that the credit issues we were dealing with were contained within a small group of larger loans that could be managed out of the Company relatively quickly with little or no loss. Management underestimated the depth and breadth of the credit quality issues the Company was facing and particularly the impact that a rapidly deteriorating residential real estate market would have on our portfolio. While the relationships initially identified have remained essentially unchanged, the magnitude of the losses was much higher than anticipated. Nearly all of these credits have or had residential real estate exposure. These relationships ranged from borrowers with several single family rental properties to a development loan for a residential real estate sub-division. The slowdown of the real estate market in Northeastern Ohio is having a significant impact on nearly every industry involved in housing, including realtors, contractors, title companies, real estate developers and excavators. While we believe that we have largely contained and dealt with the major issues in our loan portfolio, the market will make it difficult to see the type of rapid resolution that we believed we were capable of one year ago.

•	Top-Line Revenue growth: Adjusted for the Millersburg transaction, we saw improvement in our top-line revenue growth, but not to the levels that we had planned. Our mortgage banking initiative was another casualty of the real estate market in Northeastern Ohio. While our volume increased from the prior year, it did not meet our goals and expectations. Similarly, while interest income and non-interest income, adjusted for the Millersburg transaction, were both ahead of 2006 results, they were not at the levels the Company hoped to achieve in 2007.
Near the end of 2007, we made a number of significant staff changes. We eliminated six middle management roles and accepted the resignation of the Company’s senior lender. All of these duties associated with these positions have been absorbed by existing employees of the Company. We believe that this restructure will be important to reducing the operating cost of the Company during 2008 and improving overall efficiency and effectiveness.
2007 was a difficult but important year for the Company. We believe that the actions we took throughout the year, will prove to be very important in rebuilding the integrity of the balance sheet in general and loan portfolio in particular over the long term. However, these actions did come at a cost, resulting in a loss of $3.6 million for the year. It remains our overarching goal to continue the transformation of our balance sheet, primarily focusing on the reduction of our funding costs and a generating a more diversified mix of loan products and types while improving the overall quality profile of the portfolio. As we prepare this document, we have seen significant reductions in the federal funds rate and concurrent reductions in short-term Treasury rates, bringing about a steepening of the yield curve. In mid-February 2008, we also saw the first signs of our regional and super regional bank competitors reducing retail deposit rates. With the average term of the Company’s certificates of deposit at less than eight months, the current yield curve should give us the opportunity to reprice the deposits at lower rates. The Company also plans to extend other funding when possible to better position the balance sheet for the future. With an improving balance sheet we are hopeful for the stabilization and gradual improvement of the Company’s performance.
Although our goals for the balance sheet are expressed in numbers, we recognize that service quality will be the defining factor in achieving success. Our service, and most importantly our people who deliver our service, must be what differentiates us from our competitors. We believe that the Company is well positioned to move forward to deliver on this strategy in 2008.
CRITICAL ACCOUNTING POLICIES
The preparation of consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have utilized available information including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating our estimates inherent in these financial statements may not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operation to similar businesses.
Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs. We estimate the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off. Loan losses are charged against the allowance when we believe the loan balance cannot be collected.
We consider various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. We monitor loan quality monthly and use an independent third party each quarter to review our loan grading system.
Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating losses totaling $1,419,000, expire December 31, 2027. A valuation allowance has been recorded for the related deferred tax asset for this carryforward and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Notes 1 and 11 to our audited consolidated financial statements.
FINANCIAL CONDITION – DECEMBER 31, 2007, COMPARED TO DECEMBER 31, 2006
Cash and cash equivalents. Cash and cash equivalents decreased by $5.9 million during the year. The reduction was due in part to the movement of funds to the investment portfolio to take advantage of higher rates available on longer term investments. Throughout the year, the Company has also allowed higher cost, single relationship deposits to run off when not needed to support loan growth.
Securities. The portfolio increased $2.9 million, largely as a result of the Millersburg sale and a slow down in loan growth. During the third quarter we became aware of opportunities to restructure our portfolio to increase the overall yield of the investments without a significant increase in the duration of the portfolio. As a result of our analysis, we sold $13.1 million of available for sale securities yielding approximately 3.5% at a pre-tax loss of ($340,066) and reinvested $12.9 million into securities yielding approximately 5.7%. Additional purchases in the fourth quarter contributed to the increase in balances. We continue to manage the portfolio largely to provide cash flows but with an increased focus on yields as profitable loan opportunities have diminished.
Loans. At December 31, 2007, the loan portfolio, net of the allowance for loan losses and deferred fees, was $131.6 million, a decrease of $45.4 million, or 25.6% from December 31, 2006. This was largely the result of the sale of $38.9 million in loans as a result of the Millersburg transaction. Our efforts to sell newly originated 15 and 30 year fixed rate loans into the secondary market and to retain only variable rate loans with initial fixed terms of no longer than five years were successful. We originated approximately $29.6 million in new residential real estate loans, sold 193 fixed rate loans totaling $26.2 million and kept the remaining $3.4 million, largely adjustable rate product in the portfolio.
Allowance for loan losses. The allowance for loan losses decreased to $1.6 million at December 31, 2007 compared to $1.8 million at December 31, 2006. The allowance for loan losses as a percentage of loans increased from 0.98% at December 31, 2006, to 1.22% at December 31, 2007. The decrease in the dollar amount and increase in the ratio is due largely to the changes in the loan portfolio resulting from the Millersburg office sale. Our ratio of 1.22% is in line with our peers (1.22%) and as we have enhanced the level of analysis associated with our loan loss provision calculation we believe this represents an adequate allowance for probable future losses.
Provision for loan loss expense year-over-year increased dramatically due to the charges and write-downs that the Company took in the third and fourth quarters of 2007. Provision expense for 2007 was $3.5 million compared to $467,000 in all of 2006. Provision expense replaces reserves used to charge off or write down existing loans as well as to provide reserves for probable future losses. Of the total expensed in 2007, $3.2 million was related to valuation write-downs and charge-offs of specific non-performing loans and $300,000 was to increase the overall level of reserves to total loans.
Premises and equipment. The net investment in premises and equipment decreased from $3.6 million at December 31, 2006 to $2.9 million at December 31, 2007, largely as a result of the transfer of $534,300 in fixed assets related to the Millersburg transaction.
Intangible assets. The Company continues to amortize its intangible assets on an accelerated schedule. These assets are the identified intangibles associated with the acquisition of certain core deposits in 2004. At year-end, approximately $150,000 remains to be amortized by 2010.
Federal bank stock. We are required to purchase shares of stock in the Federal Home Loan Bank and the Federal Reserve Bank based on our capital and borrowing levels. As we retain earnings, increase borrowings or engage in other forms of capital generation, we will need to purchase additional shares. No additional shares were purchased in 2007.
Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased from $1.9 million to $1.5 million primarily as a result of a valuation allowance recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.
Deposits. For 2007, total deposits decreased $39.0 million or 20.9%. This change was the result of the sale approximately $23.1 million of deposits in the Millersburg transaction and an intentional strategy of reducing higher cost certificate of deposit balances, especially in cases where no other deposit or loan relationship exists. Non-interest bearing deposits decreased $3.0 million for the year or 17.3%, a significant portion of which was the result of the Millersburg sale. Total core deposit balances decreased $3.0 million or 3.8%, nearly all of which was the in non-interest bearing deposits. Interest bearing checking, money market and savings account balances were all essentially unchanged. Our primary focus in our deposit strategy remains rooted in the growth of relationship-based non-interest bearing checking accounts and total core deposits, and decreased dependence on higher cost certificates of deposit.
Repurchase agreements. During the year repurchase agreements increased from $1.3 million to $2.0 million. The increase is the result of both new accounts and higher balances in existing accounts.

FHLB advances. At year end 2007, Federal Home Loan Bank advances were $14.0 million versus $19.4 million for the same period a year ago. As loan growth slowed throughout the year and cash became available as a result of the branch sale, maturing advances were not renewed.
The subordinated debentures are further described in Note 10 to the consolidated financial statements and may be extinguished prior to maturity, at the Company’s option.
Accrued interest payable and other liabilities. Accrued interest payable and other liabilities increased from $732,000 to $1,077,000 during the year. Approximately $250,000 of the increase was elimination of a tax benefit from an unrealized loss in the securities portfolio. An additional $209,000 represents an escrow account established to hold funds for future payment upon completion of improvements to a property currently held in Other Real Estate Owned.
RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2007 AND 2006
Net interest income. For the year ended December 31, 2007, net interest income was lower at $6.1 million, compared to $6.6 million for 2006. Net interest margin decreased to 3.10% compared to 3.17% in 2006.
Interest income. Interest income increased from $13.6 million to $13.8 million as a result of a 42 basis point increase in the average yield on earning assets, but was negatively impacted by a reduction of $8.9 million in the average balance of earning assets as a result of the branch sale, and an increase in the average balance of non-earning assets from $11.2 million to $17.6 million as the result of higher balances of non-accrual loans.
Interest expense. Interest expense on deposits increased $683,000 year over year 2006 versus 2007. This increase reflects a higher cost of funds early in the year resulting in an average cost of deposits of 4.10% compared to 3.54% in the prior year This trend began to change late in the second quarter as we reduced certificate of deposit rates in response to slower loan demand. Although further reductions in both CD and money market account rates in the third and fourth quarters did not have a noticeable impact on average rates, it will help reduce the overall cost of deposits going into 2008. The Company also repaid its $3.3 million 8.25% subordinated debt in the third quarter, resulting in expense savings on borrowed funds.
Provision for loan losses. The provision for loan losses in 2007 was $3.5 million compared to $467,000 in 2006. Provision for loan loss expense year-over-year increased dramatically due to the charge-offs and write-downs that the Company took in the third quarter and fourth quarter of 2007 as discussed above.
Noninterest income. For the year ended December 31, 2007, noninterest income increased to $1.9 million from $1.1 million in 2006. This increase was impacted by a number of significant transactions. The sale of the Millersburg office resulted in a $2.1 million gain which was offset by a loss of $340,000 on the sale of approximately half of the investment portfolio and a $1.2 million loss on the disposition and write-down of other real estate owned. This remaining increase is attributable primarily to our secondary mortgage banking efforts, with net gains increasing from $25,000 in 2006 to $207,000 in 2007. Service charge income increased 2.6% from $1,051,000 to $1,078,000.
Noninterest expense. Total noninterest expense increased to $8.1 million during 2007, a $1.0 million increase over 2006. The increase is primarily the result of a number of one time events associated with the sale of our Millersburg office and charges related to our credit quality improvement efforts. The four areas detailed below account for the majority of the increase.
Professional Fees increased $270,000 over 2006 and were $427,000 over budget. This increase was due largely to legal fees associated with a number of problem credits and investment banking fees associated with the sale of the Millersburg office.
Salaries and benefits increased $403,000 over 2006; just over half of this increase was severance payments associated with a restructuring of personnel in the fourth quarter. Excluding these one time payments, salary and benefit expense increased 5.0% over 2006.

Deposit expense increased $73,000 over 2006 as a result of increases in charges from the FDIC in an effort to bolster the FDIC reserves. All FDIC insured banks were subject to an increase in their insurance premiums from the FDIC.
Other loan expenses were approximately $103,000 higher in 2007 than in 2006. The increases were due to a higher number of transactions in the mortgage banking area, as well as additional expense related to maintaining and managing certain commercial real estate properties.
Income taxes. The Company had income tax expense for the year as a result of recording a valuation allowance to reduce the carrying amount of the Company’s net deferred tax asset to zero.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2007, our significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note
(Dollars in thousands)	Reference	2008	2009	2010	2011	2012	Thereafter
Certificates of deposit	7	$66,561	$3,245	$2,066	$911	$532	$143
Repurchase agreements	8	2,023	—	—	—	—	—
FHLB advances	9	4,025	5,500	4,500	—	—	—
Capital lease obligations (1)	5	102	102	102	111	116	386
Operating leases	5	225	198	204	124	110	233
Deposits without maturity		73,891	—	—	—	—	—

(1)	Includes $425 of amounts allocable to interest payments over the remaining term of the leases.
Note 14 to the consolidated financial statements discuss in greater detail other commitments and contingencies and the various obligations that exist under those agreements. Examples of these commitments and contingencies include commitments to extend credit to borrowers under lines of credit.
At December 31, 2007, we had no unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
LIQUIDITY
Liquidity refers to our ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all of our financial commitments and to capitalize on opportunities for business expansion in the context of managing our interest rate risk exposure. This ability depends on our financial strength, asset quality and the types of deposit and loan instruments we offer to our customers.
Our principal sources of funds are deposits, repurchase agreements, loan and security repayments and maturities, sales of securities, capital transactions and borrowings from the FHLB and correspondent banks. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition. We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.
Our liquidity contingency funding plan identifies liquidity thresholds and raises red flags that may evidence liquidity issues. Additionally, the contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. We actively monitor liquidity risk and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.
Cash and cash equivalents decreased from $13.0 million to $7.1 million at December 31, 2007. Cash and cash equivalents represented 3.9% of total assets at December 31, 2007, and 5.7% of total assets at
December 31, 2006.
We monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities. We believe our current liquidity level, including contingency funding available through borrowing facilities, is sufficient to meet anticipated future growth in loans and deposits under our three-year strategic plan and to maintain compliance with regulatory capital ratios.
As discussed in the “Overview and Outlook” section above, our CD portfolio has an average remaining term to maturity of less than 8 months. This large pool of maturing CDs increases the importance of precision in managing our liquidity position as we prepare to meet possible cash withdrawal demands. We continued to utilize our overnight borrowing capacity at both the Federal Home Loan Bank and our correspondent bank to provide temporary liquidity. Our primary liquidity strategy continues to focus on the growth of low-cost “core” deposit accounts.
CAPITAL RESOURCES
Total shareholders’ equity was $15.3 million at December 31, 2007, compared to $18.4 million at December 31, 2006. The decrease was largely due to net losses posted for the year.
Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Regulations require a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital, and a leverage ratio of 4.0%. The Bank’s total risk-based capital is made up of Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders’ equity, less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets). The Bank met all regulatory capital requirements at December 31, 2007 and 2006 (see Note 13 to the consolidated financial statements).
The payment of dividends by the Bank to Ohio Legacy is subject to restrictions by regulatory agencies. These restrictions generally limit dividends from the Bank to Ohio Legacy to the sum of the Bank’s current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.
INTEREST RATE SENSITIVITY
The following table details the variable rate composition of our interest-earning assets at December 31:

	Percent variable rate
	2007	2006
Interest-bearing deposits and federal funds sold	100%	100%
Securities	21	34
Loans	57	72
Federal bank stock	100	100
Total interest-earning assets	49	68
We perform monthly interest rate and liquidity risk analysis internally. We use this information to assist in managing the balance sheet to reduce the impact of changes in interest rates on earnings and equity. Approximately 27% of the interest-earning assets and 80% of the interest-bearing liabilities on our balance sheet at
December 31, 2007, were scheduled to mature or could reprice during 2008.
We believe that we are “liability sensitive” over a twelve-month horizon at December 31, 2007. Usually, this would mean an increasing rate environment would cause a drop in net interest income and a falling rate scenario would have the inverse effect. However, we can not be certain that our net interest income will contract because the composition of our assets and liabilities is constantly changing due to the variability of our loan prepayment experience, the behavior of core deposit customers and other factors.
IMPACT OF INFLATION AND CHANGING PRICES
The majority of our assets and liabilities are monetary in nature; therefore, we differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation. Deflation, or a decrease in overall prices from one period to the next, could have a negative impact on the Company’s operations and financial condition. Deflationary periods impute a higher borrowing cost to debtors as the purchasing power of a dollar increases with time. This may decrease the demand for loan products offered by the Bank.
We believe the most significant impact on financial results is our ability to react to changes in interest rates. We seek to maintain a fairly balanced position between interest rate sensitive assets and liabilities and to actively manage the balance sheet in order to protect against the effects of wide interest rate fluctuations on net income and shareholders’ equity.
CORPORATE GOVERNANCE AND AVAILABILITY OF REPORTS
The Company’s Board of Directors and management are focused on implementing and monitoring a strong corporate governance program and culture. The following is a summary of specific steps the Board of Directors has taken to improve the Company’s corporate governance program:
▪	The Chairman of the Board of Directors is a non-employee director.

▪	After the Company’s 2005 Annual Meeting of Shareholders the Board of Directors restructured the composition of the holding company’s board. This restructuring resulted in seven of the nine directors of Ohio Legacy meeting the more stringent independence requirements of Rule 10A-3 of the Securities Exchange Act and Section 301(3)(B) of the Sarbanes-Oxley Act of 2002. At December 31, 2007, seven of eight directors met this threshold.

▪	The Company has a Nominating and Corporate Governance Committee which includes three independent directors.

▪	The Company’s Audit and Compliance Committee comprises four independent directors. The Board has identified an audit committee financial expert who serves as Chairman of the Audit and Compliance Committee.

▪	The Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers, a Director Code of Conduct and a Code of Business Conduct and Ethics for all employees of the Company and its subsidiary.

▪	The Audit and Compliance Committee has developed a process for the receipt, retention and investigation of anonymous submissions by employees or external parties of concerns regarding questionable accounting or auditing matters.
The Company filed a number of corporate governance documents, including codes of conduct and ethics and committee charters with the SEC. These documents are also available on the Company’s website at http://www.ohiolegacycorp.com. On that website, shareholders and other interested parties can access the Company’s periodic and annual filings with the SEC, the Company’s Annual Report to Shareholders and insider transaction filings subject to Section 16(a) of the Exchange Act. These documents are provided free of charge and will be posted to the website as soon as practicable after the documents are filed electronically with the SEC. Additionally, inquiries or requests for paper documents can be made through the contacts listed on page 51 of this document.

PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on the Company’s common shares from December 31, 2002, until December 31, 2007, with the cumulative total return, including reinvestment of dividends, of the NASDAQ Composite Index and the NASDAQ Bank Index. The graph assumes the investment of $100 in the Company’s common shares, the NASDAQ Composite Index and the NASDAQ Bank Index.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Ohio Legacy Corp (OLCB)	100	127.1	175.4	109.9	102.3	59.9
NASDAQ Composite Index	100	149.5	162.7	166.2	182.6	198.0
NASDAQ Bank Index	100	128.6	147.2	143.8	161.4	127.9

Item 7. Financial Statements
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$5,764,580	$5,659,986
Federal funds sold and interest-bearing deposits in financial institutions	1,350,625	7,379,879

Cash and cash equivalents	7,115,205	13,039,865
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	29,010,334	26,945,022
Securities held to maturity (fair value of $2,995,122 and $2,166,324 at December 31, 2007 and 2006	3,002,754	2,201,682
Loans held for sale	911,906	1,212,470
Loans, net of allowance of $1,622,906 and $1,757,110 at December 31, 2007 and 2006	131,642,471	177,021,214
Federal bank stock	1,541,200	1,541,200
Premises and equipment, net	2,901,906	3,618,697
Intangible assets	150,322	282,388
Other real estate owned	2,416,367	2,566,301
Accrued interest receivable and other assets	1,488,214	1,954,992

Total assets	$180,280,679	$230,483,831

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,329,339	$17,346,767
Interest-bearing demand	9,995,343	9,988,257
Savings	49,566,417	49,504,180
Certificates of deposit, net	73,458,253	109,477,664

Total deposits	147,349,352	186,316,868
Repurchase agreements	2,022,869	1,317,527
Short term Federal Home Loan Bank advances	2,025,000	—
Federal Home Loan Bank advances	12,000,000	19,433,770
Subordinated debentures	—	3,325,000
Capital lease obligations	493,168	940,183
Accrued interest payable and other liabilities	1,076,647	731,926

Total liabilities	164,967,036	212,065,274

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized and None outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized and 2,214,564 outstanding in 2007 and 2006	18,781,925	18,737,150
Accumulated earnings (deficit)	(3,472,218)	166,415
Accumulated other comprehensive income (loss)	3,936	(485,008)

Total shareholders’ equity	15,313,643	18,418,557

Total liabilities and shareholders’ equity	$180,280,679	$230,483,831

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006

	2007	2006
Interest and dividends income:
Loans, including fees	$12,197,884	$12,030,510
Securities, taxable	1,116,060	1,192,162
Securities, tax-exempt	111,028	34,847
Interest-bearing deposits and federal funds sold and other	262,913	230,725
Dividends on federal bank stock	98,307	88,520

Total interest and dividends income	13,786,192	13,576,764

Interest expense:
Deposits	6,481,949	5,449,750
Short term Federal Home Loan Bank advances	95,600	219,945
Federal Home Loan Bank advances	693,267	779,990
Subordinated debentures	190,213	282,888
Repurchase agreements	87,504	111,270
Capital leases	127,580	148,944

Total interest expense	7,676,113	6,992,787

Net interest income	6,110,079	6,583,977

Provision for loan losses	3,482,854	467,000

Net interest income after provision for loan losses	2,627,225	6,116,977

Noninterest income:
Service charges and other fees	1,078,284	1,050,597
Gain on sales of loans	206,760	24,702
Gain (loss) on sales of securities available for sale, net	(340,066)	—
Gain (loss) on disposition or direct write-down of other real estate owned	(1,167,229)	(4,036)
Gain on sale of branch	2,077,556	—
Other income	96,196	68,070

Total other income	1,951,501	1,139,333

Noninterest expense:
Salaries and benefits	4,177,669	3,774,255
Occupancy and equipment	968,484	951,264
Professional fees	627,552	357,661
Franchise tax	249,070	241,362
Data processing	702,988	627,733
Marketing and advertising	222,610	185,087
Stationery and supplies	118,030	126,678
Amortization of intangible asset	132,066	172,856
Deposit expenses and insurance	277,785	204,649
Other expenses	616,728	453,337

Total noninterest expense	8,092,982	7,094,882

Earnings (loss) before income taxes	(3,514,256)	161,428
Income tax expense	124,377	74,428

Net earnings (loss)	$(3,638,633)	$87,000

Basic net earnings (loss) per share	$(1.64)	$0.04
Diluted net earnings (loss) per share	$(1.64)	$0.04
See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007 and 2006

	Outstanding			Accumulated
	Shares of		Accumulated	Other	Total
	Common	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity
Balance, January 1, 2006	2,214,564	$18,658,386	$79,415	$(632,926)	$18,104,875

Stock based compensation expense		78,764			78,764

Comprehensive income (loss):
Net earnings (loss)	—	—	87,000	—	87,000
Net unrealized gain (loss) on securities available for sale arising during the period	—	—	—	147,918	147,918

Total comprehensive income (loss)					234,918

Balance, December 31, 2006	2,214,564	18,737,150	166,415	(485,008)	18,418,557

Stock based compensation expense	—	44,775	—	—	44,775

Comprehensive income (loss):
Net income (loss)	—	—	(3,638,633)	—	(3,638,633)
Net unrealized gain (loss) on securities available for sale arising during the period including effect of reclassifications	—	—	—	488,944	488,944

Total comprehensive income (loss)				—	(1,821,648)

Balance, December 31 2007	2,214,564	$18,781,925	$(3,472,218)	$3,936	$15,313,643

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net earnings	$(3,638,633)	$87,000
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	532,371	583,625
Securities amortization and accretion, net	70,729	114,543
Federal Home Loan Bank (FHLB) stock dividends	—	(54,700)
Origination of loans held for sale	(26,150,822)	(4,140,970)
Proceeds from sale of loans held for sale	26,658,146	2,953,202
Provision for loan losses	3,482,854	467,000
Loss from Ohio Legacy Trust I	(754)	8,076
Loss on disposition or write-down on other real estate owned	1,167,229	4,036
Loss (gain) on sale of securities available for sale	340,066	—
Gain on sale of loans held for sale	(206,760)	(24,702)
Gain on sale of branch	(2,077,556)	—
Accretion of fair value purchase adjustments	(8,048)	(19,599)
Change in deferred income taxes and valuation allowance	693,103	(109,648)
Stock based compensation expense	44,775	78,764
Net change in:
Accrued interest receivable and other assets	(700,908)	(110,745)
Accrued interest payable and other liabilities	403,005	181,285
Deferred loan fees	(63,948)	(16,797)

Net cash from operating activities	544,848	370

Cash flows from investing activities:
Purchases of securities available for sale	(19,217,045)	(1,000,000)
Purchases of securities held to maturity	(804,847)	(1,373,638)
Sales of securities available for sale	13,147,235	—
Maturities, calls and paydowns of securities available for sale	4,338,301	7,280,252
Proceeds from sale of other real estate owned	734,348	201,471
Net cash from branch sale	17,750,281	—
Purchases of federal bank stock	—	(7,000)
Net change in loans	2,601,426	(22,060,906)
Proceeds from sale of loans	612,264	—
Improvements to real estate owned	(1,507,968)	—
Purchases of premises and equipment	(217,797)	(232,152)

Net cash from investing activities	(17,436,193)	(17,191,973)

Cash flows from financing activities:
Net change in deposits	(15,847,672)	23,439,419
Net change in repurchase agreements	705,342	(1,748,990)
Repayment of capital lease obligations	(29,606)	(19,267)
Repayment of debt obligation	(3,325,000)	—
Proceeds from short term FHLB advances, net of repayments	2,025,000	(7,200,000)
Proceeds from FHLB advances		12,000,000
Repayments of FHLB advances	(7,433,776)	(4,362,240)

Net cash from (used by) financing activities	(23,905,706)	22,108,922

Net change in cash and cash equivalents	(5,924,660)	4,917,319
Cash and cash equivalents at beginning of period	13,039,865	8,122,546

See accompanying notes

	2007	2006
Cash and cash equivalents at end of period	$7,115,205	$13,039,865

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,824,289	$6,882,201
Federal income taxes	—	233,948

Noncash transactions:
Transfer of loans to other real estate owned	$243,590	$2,777,438

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
Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio. The Bank provides financial services through its full-service offices in Wooster, North Canton and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Loans to lessors of buildings, warehouse and residential properties and to commercial and industrial building contractors represent 296.8% and 68.5% of capital, respectively. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, judgments about the other than temporary impairment of securities, fair value of financial instruments, valuation of deferred tax assets and the fair value of other real estate owned are particularly subject to change.
Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,358,000 and $1,386,000 was required to meet regulatory reserve and clearing requirements at December 31, 2007 and 2006, respectively. These balances do not earn interest.
Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities when prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.
Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
Interest income on loans is discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Delinquency status is based on contractual payment due date.
All interest accrued but not received for loans placed on nonaccrual status are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonable assured.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the loan balance cannot be collected. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Federal Bank Stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as federal bank stock on the balance sheet, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
reported as income. Federal Reserve Bank stock is also carried at cost. Cash dividends are reported as income. At December 31, 2007 and 2006, federal bank stock consisted of Federal Reserve Bank stock of $560,800 and stock of the Federal Home Loan Bank of Cincinnati of $980,400.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation.
Depreciation is computed over an asset’s useful life, primarily using the straight line method. Leasehold improvements and office building under a capital lease are amortized over the original term of the lease. Furniture, fixture and equipment have useful lives ranging from 3 to 15 years. Buildings have useful lives ranging from 15 to 20 years. Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable through future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Intangible Assets: Intangible assets consist primarily of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their useful lives, which are approximately six years.
Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Improvements that improve the fair value of the property are capitalized. Real estate owned at December 31, 2007 and 2006 includes a property placed into receivership until it can be improved and sold in an orderly fashion.
Long-Term Assets: Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
The Company adopted FASB Interpretation 48, Account for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Earnings Per Share: Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share for the years ended December 31:

	2007	2006
BASIC:
Net earnings (loss)	$(3,638,633)	$87,000

Weighted average common shares outstanding	2,214,564	2,214,564

Basic earnings (loss) per share	$(1.64)	$0.04

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2007	2006
DILUTED:
Net earnings (loss)	$(3,638,633)	$87,000

Weighted average common shares outstanding	2,214,564	2,214,564
Dilutive effect of stock options	—	3,629
Dilutive effect of stock warrants	—	142

Total common shares and dilutive potential common shares	2,214,564	2,218,335

Diluted earnings (loss) per share	$(1.64)	$0.04

The computation of diluted earnings per share excludes dilutive potential common shares if the effect of their exercise would be antidilutive. The number of shares excluded in 2007 and 2006 was 364,150 and 159,375, respectively.
Stock-Based Compensation:
On January 1, 2006, the Company adopted SFAS No. 123(R) (the revised version of SFAS No. 123) under the modified prospective transition method. SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards based on the grant date fair value and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the options vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity, net of tax.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.
Dividend Restriction: Banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to Ohio Legacy. See Note 13 for further descriptions of regulatory restrictions.
Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Operating Segments: While the Company’s chief decision-makers monitor the revenue streams of the Company’s various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial services operations are considered by management to be aggregated into one reportable operating segment.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassifications: Some items in the prior-year financial statements were reclassified to conform to the current year’s presentation.
Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for the Company beginning January 1, 2008. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning January 1, 2008. The Company does not expect the impact of this standard to be material.
NOTE 2 — BRANCH SALE
On June 8, 2007, the Company announced the sale of the Bank’s Millersburg banking location to another financial institution. This sale, which closed on September 21, 2007, was conducted to improve the balance sheet structure, relieving a mismatch of short-term liabilities funding largely long-term assets. The sale resulted in a reduction of approximately $38.5 million of loans, net of allowance for loan losses for the loans sold, and $23.1 million of deposits, and generated a net cash inflow to the Company of approximately $17.8 million. The Company recognized a pre-tax gain on the sale of the branch of approximately $2.1 million. The following details assets and liabilities of the sold branch.

Loans, net of allowance for loan losses of $384,787	$38,502,472
Premises and equipment, net	534,283
Accrued interest receivable and other assets	223,458

39,260,213

Deposits	23,111,796
Capital lease obligation	417,409
Accrued interest payable and other liabilities	58,283

23,587,488

Net assets sold	15,672,725
Net cash received	17,750,281

Gain on sale of branch	$2,077,556

NOTE 3 — SECURITIES
The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
Available for sale, carried at fair value:	Value	Gains	Losses
December 31, 2007
U.S. Government -sponsored enterprises	$1,017,652	$17,652	$—
Equity securities	3,043,687	—	(21,894)
Mortgage-backed securities	24,948,995	178,256	(168,051)

Total	$29,010,334	$195,908	$(189,945)

December 31, 2006
U.S. Government -sponsored enterprises	$7,286,761	$—	$(210,796)
Mortgage-backed securities	19,658,261	2,016	(526,080)

Total	$26,945,022	$2,016	$(736,876)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Held to maturity, carried at amortized cost:	Amount	Gains	Losses	Value
December 31, 2007
Obligations of local governments	$3,002,754	$8,222	$(15,854)	$2,995,122

December 31, 2006
Obligations of local governments	$2,201,682	$—	$(35,358)	$2,166,324

Securities with unrealized losses at December 31, 2007 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less than		12 months
	12 months		or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,540	(13)	7,641	(155)	11,181	(168)
Equity securities	3,044	(22)	—	—	3,044	(22)

Total	$6,584	$(35)	$7,641	$(155)	$14,225	$(190)

Held to maturity:
Obligations of local governments	$698	$(7)	$771	$(9)	$1,469	$(16)

NOTE 3 — SECURITIES (continued)
Securities with unrealized losses for less than one year and one year or more at December 31, 2006, were as follows:

	Less than		12 months
	12 months		or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government sponsored enterprises	$988	$(12)	$6,299	$(199)	$7,287	$(211)
Mortgage-backed securities	691	(3)	18,292	(523)	18,983	(526)

Total	$1,679	$(15)	$24,591	$(722)	$26,270	$(737)

Held to maturity:
Obligations of local governments	$1,350	$(23)	$816	$(12)	$2,166	$(35)

At December 31, 2007, there were no securities with other than temporary declines in fair value as the decline in fair value is largely due to an increase in market rates compared to the rate environment when the securities were acquired. Fair values of government sponsored enterprise debentures are expected to recover as the bonds approach their maturity date. Timely repayment of principal and interest on the mortgage-backed securities is guaranteed by the issuer. No unrealized loss on an individual mortgage-backed security exceeds 5.5% of the amortized cost of the security. At December 31, 2007 the Company has the intent to hold the investments until the forecasted recovery period.
The fair value of debt securities and carrying amount, if different, at year end 2007 by contractual maturity were as follows. Securities not due at a single maturity date, mortgage-backed securities and equity securities, are shown separately.

			Available
	Held-to-maturity		for sale
	Carrying	Fair	Fair
(Dollars in thousands)	Amount	Value	Value
Due in one year or less	$—	$—	$—
Due from one to five years	—	—	1,017
Due from five to ten years	1,096	1,103	—
Due after ten years	1,906	1,892	—
Equity securities			3,044
Mortgage-backed	—	—	24,949

Total	$3,002	$2,995	$29,010

Proceeds and gross unrealized losses on sales of available for sale securities were as follows:

	2007	2006
Proceeds	$13,147,235	$—
Gross gains	—	—
Gross losses	(340,066)	—
Tax benefit	115,622	—

NOTE 3 — SECURITIES (continued)
Available for sale securities with a fair value of $9,767,000 and $14,353,000 were pledged as collateral for public fund deposits at December 31, 2007 and 2006, respectively. Available for sale securities with a fair value of $4,410,000 and $4,831,000 were pledged as collateral for repurchase agreements (see Note 8) as of December 31, 2007 and 2006 respectively.
At December 31, 2007, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government -sponsored enterprises, in an amount greater than 10% of shareholders’ equity. At December 31, 2006 there were no such holdings except mortgage-backed securities issued by U.S. Government-sponsored enterprises and debentures issued by the Federal Home Loan Bank.
NOTE 4 — LOANS
Loans, by collateral type, were as follows at December 31:

	2007		2006
	Balance	Percent	Balance	Percent
Residential real estate	$36,548,270	27.4%	$65,282,422	36.5%
Multifamily residential real estate	7,918,222	5.9	9,452,861	5.3
Commercial real estate	59,574,635	44.7	65,228,180	36.4
Construction	10,714,524	8.0	10,235,414	5.7
Commercial	12,528,137	9.4	18,524,153	10.4
Consumer and home equity	6,141,569	4.6	10,259,367	5.7

Total loans	133,425,357	100.0%	178,982,397	100.0%

Less: Allowance for loan losses	(1,622,906)		(1,757,110)
Net deferred loan fees	(159,980)		(204,073)

Loans, net	$131,642,471		$177,021,214

At December 31, 2007 and 2006 respectively, approximately $24,543,000 and $29,151,000 of residential real estate loans were pledged as collateral for FHLB advances.
Activity in the allowance for loan losses for the year ended December 31 was as follows:

	2007	2006
Balance, January 1	$1,757,110	$1,589,407
Provision for loan losses	3,482,854	467,000
Loans charged-off	(3,242,511)	(311,186)
Recoveries of charged-off loans	10,240	11,889
Reduction of allowance for loans sold	(384,787)	—

Balance, December 31	$1,622,906	$1,757,110

Balance as a percentage of total loans	1.22%	0.98%

Loans individually considered impaired and nonperforming loans were as follows at December 31, 2007 and 2006, and during the years then ended:

NOTE 4 — LOANS (continued)

	2007	2006
At December 31:
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	4,205,143	2,439,938
Impaired loans, included in nonaccrual loans	3,550,936	1,481,109
Amount of the allowance for loan losses allocated	—	32,000

During the year ended December 31:
Average of impaired loans during the year	$2,518,559	$1,170,561
Interest income recognized during impairment	55,904	5,424
Cash-basis interest income recognized during impairment	55,904	5,424

Interest income foregone on nonaccrual loans	$191,756	$153,178
Loans to principal officers, directors and their affiliates in 2007 were as follows:

Balances, January 1	$4,647,417
New loans	424,397
Repayments	(231,596)
Effects of changes in composition of related parties	(805,960)

Balances, December 31	$4,034,258

NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31:

	2007	2006
Land	$524,559	$524,559
Office building	1,477,141	1,930,141
Leasehold improvements	761,039	977,068
Furniture, fixtures and equipment	1,648,131	1,687,164

Premises and equipment, cost	4,410,870	5,118,932
Less: Accumulated depreciation	(1,508,964)	(1,500,235)

Premises and equipment, net	$2,901,906	$3,618,697

During the years ending December 31, 2007 and 2006, depreciation expense was $400,305 and $410,769, respectively. Depreciation expense includes amortization of assets leased under capital leases.
The Company’s main banking office is located in leased premises at 305 West Liberty Street in Wooster, Ohio. Monthly rent for the first five years, which ended in April 2006, was $4,200 plus an amount equal to the monthly payment to amortize the construction costs of $550,000 over 180 months, with an interest rate of 10%. The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five-year period. The monthly base rent increased to $5,562 in May 2006. The final scheduled increase in base rent will occur in May 2011 when it will increase to $7,108. Base rent will remain at that level until the expiration of the lease in April 2016. The building portion of the lease is accounted for as a capital lease while the land portion of the lease is accounted for as an operating lease, due to the land exceeding 25% of the total fair value of the property.

NOTE 5 — PREMISES AND EQUIPMENT (continued)
The Bank’s operations center is located at 2375 Benden Drive, Suite C Wooster, Ohio. In 2007, the Bank entered into a five year operating lease agreement for the property. Annual rent payments are $23,004 for the first year, then increase annually as follows: $28,752 for the second year, $34,500 for the third year, $40,248 for the fourth year and $45,996 for the fifth year. At the end of the initial five years, the Bank has the right to extend the term of the lease for five additional one year terms. The rent will increase 3.0% for each renewal term.
The Stark County banking office is located at 4026 Dressler Road in Canton, Ohio. In 2001, the Bank entered into a ten-year operating lease agreement for the property with two five-year renewal options.
The rent under the lease increased to $88,851 for the second five years of the original term of the lease and would increase 15% for the final five-year renewal term.
The Milltown banking office is located at 3562 Commerce Parkway in Wooster, Ohio. The Bank assumed an operating lease on the property upon the consummation of a purchase and assumption agreement (discussed in Note 6) in August 2004. Rent is $42,200 per year, in addition to the Bank’s pro rata share of annual property taxes. The lease term ends in 2015 and contains a renewal option.
The North Canton banking office is located at 600 South Main Street in North Canton, Ohio. The Bank owns the land and building which was constructed during 2005.
On September 1, 2007 the Company began leasing space from a realtor located at 4200 Munson Street in Canton for the purpose of providing mortgage loans to their clients. The initial term of the lease was one year, cancellable by either party with 30 days notice. Monthly rental under the lease is $3,600.
Rent expense was $266,784 and $254,887 for the years ended December 31, 2007 and 2006, respectively. Estimated rental commitments under all leases for their non-cancelable periods were as follows as of December 31, 2007:

	Operating	Capital
	Leases	Leases
2008	$224,538	$101,983
2009	197,886	101,983
2010	203,634	101,983
2011	123,837	111,143
2012	109,528	115,723
Thereafter	233,456	385,746

Total minimum lease payments	$1,092,879	$918,561

Amounts representing interest		(425,393)

Present value of minimum lease payments		$493,168

NOTE 6 — INTANGIBLE ASSETS
As a result of a branch acquisition in 2004, the Bank recorded intangible assets of $749,612 related to identifiable intangibles. Accumulated amortization at December 31, 2007 and 2006, totaled $599,290 and $467,224 respectively. The asset is being amortized over an estimated life of six years using the sum-of-the-years’ digits method. Amortization expense totaled $132,066 and $172,856 during 2007 and 2006 respectively. The following table summarizes estimated amortization expense for the remainder of the asset’s estimated useful life:

2008	$90,706
2009	49,632
2010	10,269

NOTE 7 — DEPOSITS
Certificates of deposit in denominations of $100,000 or more were $26,690,663 and $45,558,361 at December 31, 2007 and 2006, respectively.
Scheduled maturities of certificates of deposit were as follows at December 31, 2007:

2008	$66,561,310
2009	3,244,698
2010	2,066,124
2011	911,293
2012	531,501
Thereafter	143,327

$73,458,253

Included in certificates of deposit at December 31, 2007 and 2006 were $2,961,681 and $1,619,217, respectively, obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $100,000 FDIC insurance limit without the inconvenience of having multi-banking relationships. Under the reciprocal program in which the Bank is currently participates, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $100,000. In exchange, other banks in the program agree to place their deposits with Ohio Legacy Bank, also in insurable amounts under $100,000.
The following is a schedule of average deposit amounts and average rates paid on each category for the year ended December 31:

	2007		2006
	Average	Average	Average	Average
	Balances	Rate	Balances	Rate

Noninterest-bearing demand deposits	$16,834,000	N/A	$15,158,000	N/A
Interest-bearing demand deposits	9,465,000	1.43%	9,005,000	0.75%
Savings accounts	7,578,000	0.78	11,637,000	0.82
Money market accounts	45,160,000	3.82	32,828,000	3.40
Certificates of deposit	95,738,000	4.77	100,369,000	4.16

Total deposits	$174,775,000		$168,997,000

NOTE 8 — REPURCHASE AGREEMENTS
Repurchase agreements are financing arrangements that mature daily. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in a segregated safekeeping account at the Federal Home Loan Bank. Information concerning the repurchase agreements for 2007 and 2006 is summarized as follows:

	2007	2006
Average daily balance during the year	$1,997,848	$2,608,000
Average interest rate during the year	4.38%	4.27%

Maximum month-end balance during the year	$2,981,006	$3,375,685
Interest rate at year-end	3.59%	4.45%

NOTE 9 — FEDERAL HOME LOAN BANK ADVANCES
Overnight borrowings from the FHLB totaled $2,025,000 at December 31, 2007 with a variable-rate of 4.28%, which adjusts daily. There were no overnight borrowings from the FHLB at December 31, 2006. The following table details FHLB term advances as of December 31:

	2007	2006
Three-year interest-only advance 2.42% fixed rate, maturing March 10, 2007	$—	$5,000,000
Two-year interest-only advance 4.32% fixed rate, maturing September 7, 2007	—	2,000,000
Four-year, constant monthly payment advance 2.57% fixed rate, final maturity October 1, 2007	—	433,770
Twenty seven month interest-only advance 4.94% fixed rate, maturing April 25, 2008	2,000,000	2,000,000
Three-year interest-only advance 4.89% fixed rate, maturing January 16, 2009	3,000,000	3,000,000
Three-year interest-only advance 5.24% fixed rate, maturing February 23, 2009	2,500,000	2,500,000
Four-year interest-only advance 4.98% fixed rate, maturing January 25, 2010	2,000,000	2,000,000
Four-year interest-only advance 5.25% fixed rate, maturing February 23, 2010	2,500,000	2,500,000

	$12,000,000	$19,433,770

Each interest only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. Each constant monthly payment advance provides for the amortization of principal along with the payment of interest according to a predetermined schedule. The advances were collateralized by a blanket pledge of eligible residential real estate loans. At December 31, 2007, the Bank had approximately $6,000,000 in additional borrowing capacity available for future advances based upon current residential real estate loans eligible for collateral. As of December 31, 2007, required principal payments on all FHLB advances over the next five years were as follows:

2008	$4,025,000
2009	5,500,000
2010	4,500,000

$14,025,000

NOTE 10 — SUBORDINATED DEBENTURES
In March 2002, the Company formed a special purpose entity, Ohio Legacy Trust I (Trust), for the sole purpose of issuing $3,325,000 of 8.25% fixed-rate trust preferred securities. Ohio Legacy contributed $104,000 to the Trust as part of the Trust’s initial capitalization. Additionally, the Company issued 8.25% Subordinated Deferrable Interest Debentures (subordinated debentures) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The subordinated debentures represented the sole asset of the Trust. Ohio Legacy redeemed the subordinated debentures on September 3, 2007 at par.

NOTE 11 — INCOME TAXES
Income tax expense (benefit) was as follows during the years ended December 31:

	2007	2006
Current federal	$(568,726)	$184,076
Deferred federal	(634,938)	(109,648)
Change in valuation allowance	1,328,041	—

Total income tax expense	$124,377	$74,428

Effective tax rates differ from federal statutory rates applied to financial statement earnings (loss) due to the following:

	2007	2006
Federal statutory rate (34%) times financial statement earnings (loss)	$(1,194,847)	$54,887

Effect of:
Tax exempt income net of disallowed interest expense	(30,775)	(13,229)
Stock based compensation	16,801	11,793
Change in valuation allowance	1,328,041	—
Other, net	5,157	20,977

Total income tax expense	$124,377	$74,428

Deferred tax assets and liabilities were due to the following at December 31:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$301,960	$525,810
Deferred loan fees	53,564	69,384
Deferred and accrued compensation	62,819	38,608
Nonaccrual loan interest income	7,142	34,555
Intangible asset amortization	147,122	119,210
Stock based compensation	13,410	14,987
REO valuation allowance	343,943	—
Net operating loss carryforward	482,469	—
Unrealized loss on securities available for sale	—	249,852
Other	10,849	9,956

Total deferred tax assets	1,423,278	1,055,362

Deferred tax liabilities:
Depreciation	(13,294)	(38,023)
Unrealized gain on securities available for sale	(2,027)	—
Prepaid expenses	(36,883)	(28,127)
FHLB stock dividends	(45,016)	(45,016)
Other	(44)	(1,241)

Total deferred tax liabilities	97,264	(112,407)

Net deferred tax assets before valuation allowance	1,326,014	942,955
Less valuation allowance	(1,328,041)	—

Net deferred tax assets (liabilities)	$(2,027)	$942,955

NOTE 11 — INCOME TAXES (continued)
A valuation allowance of $1,328,041 was recorded to reduce the carrying amount of the Company’s net deferred tax asset to zero.
At year-end 2007, the Company had net operating loss carryforwards of approximately $1,419,000 which expire December 31, 2027. The Company and its subsidiary are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2004.
NOTE 12 — STOCK-BASED COMPENSATION
The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vested in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At December 31, 2007, all Director Warrants were vested and exercisable and none have been exercised or forfeited to date.
The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (Stock Ownership Plan). A total of 400,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons: nonqualified stock options, incentive stock options and restricted stock. Under the Stock Ownership Plan, each nonemployee Director will be granted 2,500 nonqualified options at the time or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term. In addition, each nonemployee Director will receive an annual grant of up to 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. No Director grants were made in 2007. Employee option grants usually vest three years from the date of grant. The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant. In the event of a change in control of the Company, all outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. Management expects 100% of the options to vest.
The following table details stock option grants under the Stock Ownership Plan during the year ended December 31:

	2007
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1	287,375	$10.62

Granted	5,000	8.28
Forfeited	(78,225)	10.41
Exercised	—	—

Outstanding at December 31	214,150	$10.64

Exercisable at December 31	187,000	$10.86

	2007	2006
Weighted average fair value of options granted during the year:	3.77	4.58
No options were exercised in 2007 or 2006.
Options outstanding at December 31, 2007, were as follows:

NOTE 12 — STOCK BASED COMPENSATION (continued)

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life (years)	Price	Number	Price
$8.28 - $9.99	58,650	6.51	$8.95	31,500	$8.78
$10.00	56,000	3.75	10.00	56,000	10.00
$12.00	99,500	6.22	12.00	99,500	12.00

	214,150	5.66	$10.64	187,000	$10.86

The intrinsic value of options outstanding as of December 31, 2007 was $0. The intrinsic value of exercisable options was also $0.
The fair value of common stock options was computed using the Black-Scholes option pricing model. The following table details the assumptions used to value stock options granted during the years ended December 31, 2007 and 2006, as of the grant date. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable and dividends are not currently being paid. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	May	October	October	July	May	May
	2007	2006	2006	2006	2006	2006
	Stock	Stock	Stock	Stock	Stock	Stock
	Options	Options	Options	Options	Options	Options
Options granted	5,000	1,000	1,500	3,000	500	29,375
Fair value, calculated	$3.77	$4.19	$4.24	$4.36	$4.50	$4.64
Exercise price	$8.28	$9.01	$9.00	$9.05	$9.27	$9.52
Risk-free interest rate, 10-year Treasury	4.64%	4.68%	4.83%	5.06%	5.12%	5.10%
Expected stock price volatility	22.52%	23.54%	23.54%	23.87%	24.14%	24.43%
Expected dividend rate	None	None	None	None	None	None
Expected life	10 years	10 years	10 years	10 years	10 years	10 years
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs
2008	$37,950
2009	17,688
2010	2,081

Total	$57,719

NOTE 13 — REGULATORY CAPITAL MATTERS
Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory

NOTE 13 — REGULATORY CAPITAL MATTERS (continued)
action. Management believes as of December 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2007 and 2006, the most recent regulatory notifications categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
Actual and required capital amounts (in thousands) and ratios are presented below at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital to risk-weighted assets
Ohio Legacy Bank	$16,189	11.5%	$11,298	8.0%	$14,123	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Bank	14,566	10.3	5,649	4.0	8,474	6.0

Tier 1 capital to average assets
Ohio Legacy Bank	14,566	8.1	7,213	4.0	9,017	5.0

2006
Total capital to risk-weighted assets
Ohio Legacy Bank	$22,055	12.8%	$13,823	8.0%	$17,279	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Bank	20,298	11.7	6,911	4.0	10,367	6.0

Tier 1 capital to average assets
Ohio Legacy Bank	20,298	8.9	9,157	4.0	11,446	5.0
The payment of dividends by the Bank to Ohio Legacy is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. During 2008, the Bank could declare dividends without prior approval only after 2008 net profits exceeded $2,738,150.
NOTE 14 — LOAN COMMITMENTS AND RELATED ACTIVITIES
Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

NOTE 14 — LOAN COMMITMENTS AND RELATED ACTIVITIES (continued)
The contractual amount of loan commitments with off-balance sheet risk was as follows at December 31:

	2007	2006
Commitments to make loans:
Variable-rate	$1,803,000	$3,643,000

Unused lines of credit, variable-rate	$17,982,000	$20,633,000
Standby letters of credit	$100,000	$599,000
Commitments to make loans are generally made for periods of 30 days or less.
NOTE 15 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amounts and estimated fair values of financial instruments were as follows at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,115,205	$7,115,000	$13,039,865	$13,040,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	29,010,334	29,010,000	26,945,022	26,945,000
Securities held to maturity	3,002,754	2,995,000	2,201,682	2,166,000
Loans held for sale	911,906	927,000	1,212,470	1,230,000
Loans, net	131,642,471	131,861,000	177,021,214	175,440,000
Federal bank stock	1,541,200	1,541,200	1,541,200	1,541,000
Accrued interest receivable	632,311	632,000	917,811	918,000

Financial liabilities:
Deposits	$(147,349,352)	$(147,880,000)	$(186,316,868)	$(187,760,000)
Repurchase agreements	(2,022,869)	(2,023,000)	(1,317,527)	(1,317,000)
Subordinated debentures	—	—	(3,325,000)	(3,337,000)
Overnight FHLB advances	(2,025,000)	(2,025,000)	—	—
FHLB advances	(12,000,000)	(12,056,000)	(19,433,770)	(19,301,000)
Accrued interest payable	(278,509)	(279,000)	(426,686)	(426,000)
Carrying amount is the estimated fair value for cash and cash equivalents, federal bank stock, accrued interest receivable and payable, noninterest-bearing demand deposits and variable-rate loans, deposits that reprice frequently and fully, repurchase agreements, certificates of deposit in financial institutions and overnight FHLB advances. Security fair values are based on market prices or dealer quotes. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of borrowings is based upon current rates for similar financing over the remaining terms of the borrowings. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The estimated fair value for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 16 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

	As of December 31,
	2007	2006
CONDENSED BALANCE SHEETS
ASSETS
Cash and cash equivalents	$468,449	$1,270,165
Investment in subsidiary, Ohio Legacy Bank, N.A.	14,733,066	20,094,088
Other assets	180,463	426,624

Total assets	$15,381,978	$21,790,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debenture to Ohio Legacy Trust I	$—	$3,325,000
Other liabilities	68,335	47,320
Shareholders’ equity	15,313,643	18,418,557

Total liabilities and shareholders’ equity	$15,381,978	$21,790,877

	For the year ended December 31,
	2007	2006
CONDENSED STATEMENTS OF OPERATIONS
Interest income	$—	$—
Interest expense	(190,212)	(282,893)

Net interest expense	(190,212)	(282,893)

Gain (loss) on investment in Ohio Legacy Trust I	754	(8,074)
Professional fees	(171,714)	(146,240)
Other income (expense)	(74,193)	(115,208)

Loss before undistributed earnings of subsidiary	(435,365)	(552,415)

Equity in undistributed earnings (loss) of subsidiary	(3,194,741)	462,591

Earnings (loss) before income taxes	(3,630,106)	(89,824)

Income tax expense (benefit)	8,527	(176,824)

Net earnings (loss)	$(3,638,633)	$87,000

NOTE 16 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

	For the year ended December 31,
	2007	2006
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net earnings (loss)	$(3,638,633)	$87,000
Adjustments:
Equity in undistributed (earnings) loss of subsidiary	3,194,741	(462,591)
(Gain) loss on investment in Ohio Legacy Trust I	(754)	8,074
Stock based compensation expense	—	78,764
Net change in other assets and other liabilities	267,930	(37,813)

Net cash used by operating activities	(176,716)	(326,566)

Cash flows from investing activities
Return of capital from bank subsidiary	2,700,000	—

Net cash from investing activities	2,700,000	—
Cash flows from financing activities:
Repayment of subordinated debenture	(3,325,000)	—

Net cash from financing activities	(3,325,000)	—

Net change in cash and cash equivalents	(801,716)	(326,566)
Beginning cash and cash equivalents	1,270,165	1,596,731

Ending cash and cash equivalents	$468,449	$1,270,165

NOTE 17 — OTHER COMPREHENSIVE INCOME (LOSS)
Components of other comprehensive income (loss) and the related tax effects were as follows during the year ended December 31:

	2007	2006
Unrealized holding gains on available for sale securities during the period	$400,757	224,119
Reclassification adjustment for losses realized in income	340,066	—

	740,823	224,119

Tax effect	(251,879)	(76,201)

Other comprehensive income	$488,944	147,918

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Ohio Legacy Corporation
Wooster, Ohio
We have audited the accompanying consolidated balance sheets of Ohio Legacy Corporation, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corporation. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
Crowe Chizek and Company LLC
Cleveland, Ohio
April 3, 2008

EXECUTIVE OFFICERS OF OHIO LEGACY CORP AND OHIO LEGACY BANK, N.A.
D. Michael Kramer, President and Chief Executive Officer and acting Chief Financial Officer
Scott E. Dodds, Senior Vice President and Chief Banking Officer
Derek G. Williams, Senior Vice President and Chief Deposit Officer
Gregory A. Spradlin, Senior Vice President and Chief Credit Officer
Daniel H. Plumly, Chairman of the Board and Corporate Secretary
DIRECTORS OF OHIO LEGACY CORP

D. William Allen Chief Financial Officer, National Pro Football Hall of Fame Canton, Ohio	Gregory A. Long President, Long, Cook & Samsa, Inc. CPA’s Wooster, Ohio

J. Edward Diamond Private investor Canton, Ohio	Daniel H. Plumly, Chairman Member, Critchfield, Critchfield & Johnston, Ltd. Wooster, Ohio

Robert F. Belden President, Belden Brick Company Canton, Ohio	D. Michael Kramer President and Chief Executive Officer Ohio Legacy Corp and Ohio Legacy Bank, N.A. Wooster, Ohio

Scott J. Fitzpatrick Partner, Fitzpatrick Enterprises Canton, Ohio	Melvin Yoder President, Yoder Lumber Sugarcreek, Ohio
CORPORATE AND BANK LOCATIONS

Main Office	Milltown Office	Canton Office	North Canton Office
305 West Liberty Street	3562 Commerce Parkway	4026 Dressler Road NW	600 South Main Street
Wooster, Ohio 44691	Wooster, Ohio 44691	Canton, Ohio 44718	North Canton, Ohio 44718

Corporate Office and Operations Center
2375 Benden Drive Suite C.
Wooster, Ohio 44691

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.
Item 8A. Controls and Procedures.
The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2007, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.
There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information.
There are no matters to be reported under this item.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
The information contained in the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of Ohio Legacy Corp (Proxy Statement) under the captions “Proposal 1 Election of Directors” on pages 2 through 4, “Executive Officers” on page 5, “Compliance with Section 16(a) of the Exchange Act” on page 17, and “Report of the Audit and Compliance Committee” on pages 20 and 21 is incorporated in this document by reference.
The Company’s Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers of the Company. The code of ethics is available on the Company’s website, http://www.ohiolegacycorp.com, and is incorporated by reference to Exhibit 14 to this Form 10-KSB.
Item 10. Executive Compensation.
The information contained in the Proxy Statement under the captions “Compensation of Directors” and “Compensation of Executive Officers” on pages 6 through 13 and “Report of the Compensation Committee” on pages 13 and 14 is incorporated in this document by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 15 and 16 and is incorporated in this document by reference.

Equity Compensation Plan Table
The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company and the number of securities remaining available for future issuance as of the end of the 2007 fiscal year.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding	(excluding securities
	and warrants	options and warrants	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	214,150(1)	$10.38	185,850

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes 150,000 warrants granted to directors and officers of the Company.
Item 12. Certain Relationships and Related Transactions.
The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” on pages 15 and 16 is incorporated in this document by reference.

Item 13. Exhibits

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

10.12		Change in Control Agreement with Mr. Williams

10.13		Change in Control Agreement with Mr. Spradlin

10.14		Change in Control Agreement with Mr. Dodds

14		Code of Ethics

20		Proxy Statement for the 2008 Annual Meeting of Shareholders

21		Subsidiary of Ohio Legacy Corp

23		Consent of Crowe Chizek and Company LLC
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer

31.2		Management’s Report of Internal Control Over Financial Reporting

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	- Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	- Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	- Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	- Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	- Incorporated by reference to Registrant’s Form 8-K filed on May 26, 2005
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

By:	/s/ D. Michael Kramer
D. Michael Kramer
President and Chief Executive Officer and acting Chief Financial Officer and acting Principal Accounting Officer

Date: March 31, 2008

By:	/s/ D. William Allen
D. William Allen, Director

Date: March 31, 2008

By:	/s/ Robert F. Belden
Robert F. Belden, Director

Date: March 31, 2008

By:	/s/ Scott J.Fitzpatrick
Scott J. Fitzpatrick, Director

Date: March 31, 2008

By:	/s/ Gregory A. Long
Gregory A. Long, Director

Date: March 31, 2008

By:	/s/ Daniel H. Plumly
Daniel H. Plumly, Director
and Secretary

Date: March 31, 2008

By:	/s/ Melvin J. Yoder
Melvin J. Yoder, Director

Date: March 31, 2008

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director

Date: March 31, 2008