Form 10-Q
period 2008-03-31
OHIO LEGACY CORP
filed 2008-05-15
CIK 1096654

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________
Commission file number: 000-31673
OHIO LEGACY CORP

(Exact name of small business issuer as specified in its charter)
OHIO

(State or other jurisdiction of incorporation or organization)
34-1903890

(I.R.S. Employer Identification No.)
2375 Benden Drive Suite C, Wooster, OH, 44691

(Address of principal executive offices)
(330) 263-1955

Issuer’s telephone number
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2008, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008
FIRST QUARTER REPORT

2.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008, and December 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$6,196,859	$5,764,580
Federal funds sold and interest-bearing deposits in financial institutions	8,370,496	1,350,625

Cash and cash equivalents	14,567,355	7,115,205
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	28,295,799	29,010,334
Securities held to maturity (fair value of $3,017,278 and $2,995,122 at March 31, 2008 and December 31, 2007)	3,001,974	3,002,754
Loans held for sale	1,169,919	911,906
Loans, net of allowance of $1,628,411 and $1,622,906 at March 31, 2008 and December 31, 2007	132,564,021	131,642,471
Federal bank stock	1,553,900	1,541,200
Premises and equipment, net	2,866,269	2,901,906
Intangible asset	124,080	150,322
Other real estate owned	3,177,232	2,416,367
Accrued interest receivable and other assets	1,721,168	1,488,214

Total assets	$189,141,717	$180,280,679

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,757,427	$14,329,339
Interest-bearing demand	9,933,031	9,995,343
Savings	52,440,636	49,566,417
Certificates of deposit, net	75,130,030	73,458,253

Total deposits	152,261,124	147,349,352
Repurchase agreements	1,939,208	2,022,869
Short term Federal Home Loan Bank advances	—	2,025,000
Federal Home Loan Bank advances	18,000,000	12,000,000
Capital lease obligations	487,481	493,168
Accrued interest payable and other liabilities	1,031,506	1,076,647

Total liabilities	173,719,319	164,967,036

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	—	—
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively	18,793,090	18,781,925
Accumulated earnings (loss)	(3,503,318)	(3,472,218)
Accumulated other comprehensive earnings	132,626	3,936

Total shareholders’ equity	15,422,398	15,313,643

Total liabilities and shareholders’ equity	$189,141,717	$180,280,679

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$2,327,699	$3,241,274
Securities, taxable	398,929	275,447
Securities, tax-exempt	28,566	23,322
Interest-bearing deposits, federal funds sold and other	32,116	100,448
Dividends on federal bank stock	21,209	23,823

Total interest and dividend income	2,808,519	3,664,314

Interest expense:
Deposits	1,231,588	1,711,227
Short term Federal Home Loan Bank advances	24,814	—
Long term Federal Home Loan Bank advances	163,440	195,838
Subordinated debentures	—	70,723
Repurchases agreements	12,460	13,591
Capital leases	19,832	36,667

Total interest expense	1,452,134	2,028,046

Net interest income	1,356,385	1,636,268
Provision for loan losses	6,500	43,000

Net interest income after provision for loan losses	1,349,885	1,593,268

Noninterest income:
Service charges and other fees	214,248	265,639
Gain on sale of loans	31,025	50,951
Gain on redemption of equity interest in Visa	18,391	—
Gain on disposition of other real estate owned	9,170	5,451
Direct write-down of other real estate owned	—	(23,249)
Other income	11,363	23,196

Total noninterest income	284,197	321,988

Noninterest expense:
Salaries and benefits	796,468	1,027,522
Occupancy and equipment	227,094	236,814
Professional fees	97,927	117,151
Franchise tax	50,250	63,750
Data processing	170,256	173,752
Marketing and advertising	59,911	49,921
Stationery and supplies	27,380	34,887
Amortization of intangible asset	26,242	36,796
Deposit expense and insurance	61,137	42,148
Other expenses	148,517	145,406

Total noninterest expense	1,665,182	1,928,147

Net earnings (loss) before income taxes	(31,100)	(12,891)
Income tax expense (benefit)	—	(7,445)

Net earnings (loss)	$(31,100)	$(5,446)

Basic earnings (loss) per share	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.01)	$0.00
See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Shareholders’ equity, beginning of period	$15,313,643	$18,418,557

Net earnings (loss)	(31,100)	(5,446)

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities arising during the period	128,690	102,332

Total comprehensive income (loss), net of tax	97,590	96,886

Additional paid in capital from stock based compensation expense	11,165	11,490

Balance, end of period	$15,422,398	$18,526,933

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(31,100)	$(5,446)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	116,888	139,767
Securities amortization and accretion, net	6,817	22,409
Origination of loans held for sale	(6,232,053)	(4,848,102)
Proceeds from sales of loans held for sale	6,005,065	4,254,452
Provision for loan losses	6,500	43,000
Loss from Ohio Legacy Trust 1	—	2,018
Gain on sale of other real estate	(8,952)	(5,451)
Direct write-down of other real estate	—	23,249
Gain on sale of loans held for sale	(31,025)	(50,951)
Accretion of fair value purchase adjustments	—	(4,471)
FHLB stock dividend	(12,700)	—
Stock option expense	11,165	11,490
Net change in:
Accrued interest receivable and other assets	(299,248)	(87,664)
Accrued interest payable and other liabilities	(45,141)	(58,618)
Deferred loan fees	(9,886)	3,587

Net cash from operating activities	(523,670)	(560,731)

Cash flows from investing activities:
Purchases of securities held to maturity	(100,000)	(804,847)
Maturities, calls and paydowns of securities available for sale	903,482	1,133,120
Maturities of securities held to maturity	100,000	—
Proceeds from sales of other real estate owned	13,148	127,927
Net change in loans	(1,683,225)	1,472,232
Purchases of premises and equipment	(55,009)	(11,211)

Net cash from investing activities	(821,604)	1,917,221

Cash flows from financing activities:
Net change in deposits	4,911,772	50,466
Net change in repurchase agreements	(83,661)	276,208
Repayment of capital lease obligations	(5,687)	(7,145)
Proceeds from short term FHLB advances, net of repayments	(2,025,000)	—
Proceeds from long term FHLB advances	6,000,000	—
Repayments of long term FHLB advances	—	(5,129,158)

Net cash provided by financing activities	8,797,424	(4,809,629)

Net change in cash and cash equivalents	7,452,150	(3,453,139)
Cash and cash equivalents at beginning of period	7,115,205	13,039,865

Cash and cash equivalents at end of period	$14,567,355	$9,586,726

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,471,394	$2,051,430
Federal income taxes	—	—
Non-cash transactions:
Transfer of loans to other real estate owned	$765,061	$29,321
See notes to the consolidated financial statements.

6.

OHIO LEGACY CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Ohio Legacy is a bank holding company incorporated on July 1, 1999 under the laws of the State of Ohio. The Bank began operations on October 3, 2000. The Bank provides financial services through its full-service offices in Wooster and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.
These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2008, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.
The financial information presented in this report should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements. The Company has consistently followed those policies in preparing this Form 10-Q.
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
NOTE 2 — STOCK BASED COMPENSATION
The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At March 31, 2008 all Director Warrants were vested and exercisable. No warrants have been exercised to date.

7.

OHIO LEGACY CORP
NOTE 2 — STOCK BASED COMPENSATION (continued)
No options were granted or exercised during the first quarters of 2008 or 2007. Following is the activity under the plan.

	Three months ended March 31, 2008
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding, beginning of period	214,150	$10.64
Forfeited	(28,800)	10.36
Exercised	—	—
Granted	—	—

Options outstanding, end of period	185,350	$10.69

Options exercisable, end of period	158,250	$10.95
The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2008 was $0.
The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2008	$28,010
2009	17,659
2010	2,081

Total	$47,750

NOTE 3 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share:

8.

OHIO LEGACY CORP
NOTE 3 — EARNINGS PER SHARE (continued)

	Three Months Ended March 31,
	2008	2007
BASIC:
Net earnings (loss)	$(31,100)	$(5,446)

Weighted average common shares outstanding	2,214,564	2,214,564

Basic earnings (loss) per share	$(0.01)	$0.00

DILUTED:
Net earnings (loss)	$(31,100)	$(5,446)

Weighed average common shares outstanding	2,214,564	2,214,564
Dilutive effect of stock options	—	—
Dilutive effect of stock warrants	—	—

Total common shares and dilutive potential common shares	2,214,564	2,214,564

Diluted earnings (loss) per share	$(0.01)	$0.00

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended
	March 31
	2008	2007

Stock options	185,350	283,329
Stock warrants	150,000	150,000

Total	335,350	433,329
NOTE 4 — LOANS
Loans, by collateral type, were as follows at March 31, 2008, and December 31, 2007:

	March 31, 2008		December 31, 2007
	Balance	Percent	Balance	Percent

Residential real estate	$35,685,786	26.6%	$36,548,271	27.4%
Multifamily residential real estate	7,540,614	5.6	7,918,222	5.9
Commercial real estate	60,985,267	45.4	59,574,635	44.7
Construction	10,763,509	8.0	10,714,524	8.0
Commercial	12,463,312	9.3	12,528,137	9.4
Consumer and home equity	6,904,038	5.1	6,141,568	4.6

Total loans	134,342,526	100.0%	133,425,357	100.0%
Less: Allowance for loan losses	(1,628,411)		(1,622,906)
Net deferred loan fees	(150,094)		(159,980)

Loans, net	$132,564,021		$131,642,471

At March 31, 2008, and December 31, 2007, approximately $31,500,000 and $24,543,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

9.

OHIO LEGACY CORP
NOTE 4 — LOANS (continued)
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	For the Three Months Ended
	March 31,
	2008	2007

Balance, beginning of period	$1,622,906	$1,757,110
Provision for loan losses	6,500	43,000
Loans charged-off	(12,245)	(46,627)
Recoveries	11,250	3,392

Balance, end of period	$1,628,411	$1,756,875

Allowance for loan losses, percent of total loans	1.21%	0.99%
Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2008, and December 31, 2007:

	March 31,	December 31,
	2008	2007

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, includes smaller balance homogeneous loans	3,978,890	4,205,143

Impaired loans, included in nonaccrual loans	3,328,965	3,550,936
Amount of the allowance for loan losses allocated	$19,599	$11,472
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned was as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Residential real estate	$896,141	$136,716
Land development	2,281,091	2,279,651

Total real estate owned	3,177,232	2,416,367

Less: valuation allowance	—	—

Real estate owned, net	$3,177,232	$2,416,367

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Improvements that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate. Real estate owned at March 31, 2008 and December 31, 2007 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

10.

OHIO LEGACY CORP
NOTE 6 — ADOPTION OF NEW ACCOUNTING STANDARDS
Fair Value Option and Fair Value Measurements — In September 2006, the FASB issued Statement No. 157, “Fair Value measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standards is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The impact of the adoption was not material.
In February 2007, the FASB issued Statement No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of this standard was not material to the Company.
NOTE 7 — FAIR VALUE MEASUREMENT
Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a company’s own assumptions that market participants would use in pricing an asset or liability.
The Company uses the following methods and significant assumptions to estimate fair value.
Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

11.

OHIO LEGACY CORP
NOTE 7 — FAIR VALUE MEASUREMENT (continued)
Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices	Significant
		on Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$28,295,799	$—	$28,295,799	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices	Significant
		on Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,819,134	$—	$778,406	$2,040,728
Impaired loans are measured for impairment using the fair value of the loan, as determined using binding offers from third parties, or using the fair value of the collateral for collateral-dependent loans.
Impairment of loans recognized during the period was not material.
Item 2. Management’s Discussion and Analysis
In the following section, management presents an analysis of Ohio Legacy Corp’s financial condition as of March 31, 2008, and December 31, 2007 and results of operations for the three months ended March 31, 2008 and 2007. This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “the Company,” “we,” “us,” or “our” means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (Bank).
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

12.

OHIO LEGACY CORP
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.
OVERVIEW
The following key factors summarize changes in our financial condition during the three months ended March 31, 2008:
•	Cash and cash equivalents increased $7.5 million over year end 2007.

•	Loans increased $932,000 since December 31, 2007.

•	Deposits increased $4.9 million over year end 2007.

•	FHLB borrowings increased $6.0 million since December 31, 2007.
The following key factors summarize our results of operations during the three months ended March 31, 2008:
•	Net loss for the period was ($31,100) or ($0.01) per share.

•	Net interest income fell $279,900 compared to the same period a year ago.

•	Noninterest income fell $61,000 over first quarter 2007.

•	Noninterest expense improved by $286,200 against the same quarter last year.

•	The federal funds target rate is 300 basis points lower than the same period a year ago, impacting both interest income and interest expense.
The following forward looking statements describe our near term outlook:
•	We are pleased with our deposit results for the period and believe that the continued low cost deposit growth will contribute to improved earnings in the coming quarters.

•	The reduction in rates has brought about a steeper yield curve that has had a dampening effect on our loan yields. We believe that deposit rates, which typically lag changes in the market will eventually offset, through reduced interest expense, the drop in interest income and assist us in returning to profitability.

•	Although the reduction in noninterest expense was positive, given the level of legal costs anticipated with foreclosure activity scheduled for the next quarter, we will have to work extremely hard to improve on this performance in future periods.

13.

OHIO LEGACY CORP
CRITICAL ACCOUNTING POLICIES
Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.
Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
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
FINANCIAL CONDITION — MARCH 31, 2008, COMPARED TO DECEMBER 31, 2007
Assets. At March 31, 2008, assets totaled $189.1 million, an increase of $8.9 million or 4.9%, from December 31, 2007. This increase was the result of a $7.5 million increase in cash and cash equivalents and a $1.2 million increase in total loans.
Securities. Total securities decreased by $715,000 to $31.3 million. The portfolio consists primarily of mortgage backed securities, which provide cash flow that can be used to fund additional loan growth, liability runoff or be reinvested. At March 31, 2008 we believe the effective duration of the portfolio excluding equity investments is approximately 2.5 years. The unrealized gain on the portfolio, net of tax, was $132,600 compared to $3,900 at year end.
Loans. At March 31, 2008, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $132.6 million, an increase of just under $932,000 compared to December 31, 2007. The mix of the portfolio was materially unchanged from year end. We remain committed to moving the balance sheet more toward commercial business banking assets and away from consumer and residential real estate assets.
Allowance for loan losses and asset quality. Nonperforming loans totaled $4.0 million at March 31, 2008 compared to $4.2 million at December 31, 2007. The decrease is the result of approximately $765,100 in balances transferred to other real estate, $200,000 in balances paid down or paid off and $1,300 in balances charged off. Five additional relationships totaling $682,900 were added to the category. Loans are considered nonperforming if they are impaired or if they are in non-accrual status. We review nonperforming loans on a weekly basis to assess the risk of loss.
The allowance for loan losses totaled $1.6 million at March 31, 2008, basically unchanged since year end 2007. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons, and will increase the allowance for loan losses if we believe losses have been incurred.

14.

OHIO LEGACY CORP
Accrued interest receivable and other assets. Accrued interest receivable and other assets increased by $233,000 during the first quarter. The difference is primarily due to prepaid franchise taxes and insurance that are booked at the beginning of the year and expensed on a monthly basis and dividends receivable on FNMA preferred stock.
Deposits. Total deposits increased $4.9 million to $152.3 million at March 31, 2008. Core deposit balances increased 4.5% to $77.1 million, due in part to a $2.9 million increase in our Money Market account balances. Noninterest bearing demand deposits increased 3.0% to $14.8 million. Business checking account balances increased 3.8% to $15.6 million with a total of 44 net new accounts opened in the first quarter. We remain committed to our strategy of growing core deposits through the acquisition of business banking relationships. The certificate of deposit portfolio increased $1.7 million during the period to $75.1 or 49.3% of total deposits compared to $73.5 or 49.9% of total deposits are year-end. Our deposit strategy continues to focus on reducing the size of the CD portfolio as a percentage of total deposits while increasing the average maturity. This will help reduce our overall cost of funds and provide protection against rising interest rates in the future.
Federal Home Loan Bank advances. We increased our total borrowing position with the Federal Home Loan Bank by $4.0 million to take advantage of lower longer term rates with three $2.0 million advances. Two advances had 24 month terms and rates of 3.02% and 2.65%, respectively. A 36 month term advance was booked at a rate of 2.96%. An overnight borrowing position of $2.0 million was paid off during the quarter.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008
Net earnings (loss) totaled ($31,100) for the three months ended March 31, 2008, or ($0.01) per diluted share, compared to ($5,446) or ($0.00) per diluted share during the first quarter of 2007. While we are not pleased with this overall level of earnings, for the quarter, we do feel that the restructuring of the balance sheet during the latter part of 2007 has begun to have a positive impact on the earnings stream for the year.
Net interest income. During the three months ended March 31, 2008, net interest income was $1.3 million, compared to $1.6 million in the comparable quarter. Net interest income year-over-year was negatively impacted by the sale of a banking location in 2007, but was partially offset by an increase in net interest margin over the same period.
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

15.

OHIO LEGACY CORP

	Three months ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	Balance	paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	3,992	32	3.24%	7,767	100	5.22%
Securities available for sale	28,688	399	5.56	26,020	275	4.29
Securities held to maturity	3,002	29	3.81	2,657	23	3.53
Federal agency stock	1,541	21	5.51	1,541	24	6.32
Loans (1)	131,011	2,328	7.15	176,412	3,241	7.45

Total interest-earning assets	168,234	2,809	6.71	214,397	3,664	6.93
Noninterest-earning assets	16,893			17,495

Total assets	185,127			231,892

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	9,874	35	1.43%	8,985	17	.77%
Savings accounts	5,414	11	0.85	9,109	18	.80
Money market accounts	44,231	363	3.30	41,746	388	3.77
Certificates of deposit	74,395	822	4.45	109,604	1,288	4.77

Total interest-bearing deposits	133,914	1,231	3.70	169,444	1,711	4.10
Other borrowings	18,941	221	4.68	23,226	317	5.54

Total interest-bearing liabilities	152,855	1,452	3.82	192,670	2,028	4.27

Noninterest-bearing demand deposits	14,590			18,046
Noninterest-bearing liabilities	945			1,151

Total liabilities	168,390			211,867
Shareholders’ equity	16,737			20,025

Total liabilities and shareholders’ equity	185,127			231,892

Net interest income; interest-rate spread (2)		1,357	2.89%		1,636	2.66%

Net earning assets	15,379			21,727

Net interest margin (3)			3.24%			3.10%
Average interest-earning assets to interest-bearing liabilities	1.10x			1.11x

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.

(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
Interest income. Total interest income declined by $856,000 to $2.8 million from the same period a year ago. The decrease reflects both a decline in average earning assets of $46.1 million, primarily due to the branch sale, and a 22 basis point decline in the overall yield on earning assets from 6.93% to 6.71%. The yield on loans decreased to 7.15% in the first quarter of 2008 from 7.45% in the first quarter of 2007. These lower rates reflect the decrease in market rates during the past year. The yield on securities available for sale increased to 5.56% from 4.29% during the same period as a result of restructuring the portfolio in the third and fourth quarters of 2007.
Interest expense. Total interest expense declined by $576,000 to $1.5 million year over year. The average rate fell 45 basis points from 4.27% to 3.82%, and the average total interest bearing liabilities declined $39.8 million from $192.7 million to $152.9 million. The decrease in balances was due in part to the branch sale and redemption of the subordinated debt issue in the third quarter of 2007. The decline in both the rate and volume on certificates of deposit is the result of an ongoing strategy to reduce the level of funding provided by higher cost deposits.
Provision for loan losses. The provision for loan losses totaled $6,500 during the first quarter of 2008, compared to $43,000 in the first quarter of 2007. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

16.

OHIO LEGACY CORP
Noninterest income. Noninterest income decreased by $61,000 during the first quarter of 2008 compared to the first quarter of 2007. Service charge income declined approximately 19.3%, due in part to the sale of the branch in 2007. The gain on the sale of loans held for sale fell by 39.1% as the global mortgage loan market continues to experience significant volatility. Other income declined by $11,800, reflecting decreases in both commissions on official checks and income from real estate owned. These declines were offset in part by a gain on the sale of a property previously held in real estate owned and the mandatory redemption of the Bank’s share of an equity interest in Visa Inc.
Noninterest expense. Total noninterest expense decreased $286,200 to $1.7 million compared to $2.0 million for the prior year quarter. The reductions occurred in nearly every category; the significant changes are described below.
Salary and benefits. The largest portion of the decrease is due to a $231,100 reduction in salary and benefits as a result of the branch sale and the elimination of additional positions in the fourth quarter of 2007.
Professional fees. In the first quarter, professional fees decreased $19,200 as compared to the same period a year ago. In 2007, there were consultant expenses for the development of various cash management services and legal fees related to Other Real Estate.
Franchise tax. The decrease of $13,500 in the most recent quarter was the result of reduced capital from the net losses booked in the third and fourth quarters of 2007.
Other expenses. Other expenses decreased $20,100 in 2008 as compared to the first quarter of 2007. The decrease is primarily due to lower expenses related to properties held in Other Real Estate.
STRATEGIC DEVELOPMENTS
The Company continues to work through the credit turn-around that is in progress. We are by no means pleased with the fact that the Company lost $31,100 in the first quarter, but we are encouraged with a number of metrics from the period: both net interest margin and interest spread improved. As deposit rates continue to “catch up” to loan rates, we believe we should see greater stability in these measures. We see the improvement in noninterest expense as a good start, with more work to do. Our loan growth, in a decidedly difficult market for growth, was also encouraging. We are cautiously optimistic about the performance of our deposit portfolio in the first quarter. While aggressively continuing to reduce interest rates and consistently positioning our rates 25 to 50 basis points under our competition during the quarter, we grew both non-interest and interest bearing deposits over the fourth quarter and the same quarter of 2007. We believe this performance is sustainable and we will endeavor to prove that in the second quarter.
We have previously stated that our mortgage banking operation was launched at a difficult time, and while we have received balance sheet protection from this effort, it has not attained our income goals. This is a direct result of the housing market in Northeastern Ohio, which is dismal. New home starts in our primary markets are at 40 year lows as evidenced by our volumes. In an effort to diversify this business and leverage the investment we’ve made in both personnel and intellectual capital, we have formed a relationship with JMC Marketing Ltd. And Midwest Mortgage Processing, LLC for the purposes of training and recruiting mortgage originators and processing mortgage loans, respectively. The principals of these companies have successfully operated in the mortgage banking environment for several years in Southwestern Ohio and we are excited about the possibilities of this effort. Through this relationship, the Company will operate two mortgage loan production offices in the Dayton and Columbus, Ohio markets. At this time, we have no intention to open full service branches in these markets. Our balance sheet strategy will remain the same; it is the intention of the Company to sell the bulk of the loans originated thorough this arrangement on the secondary market to generate non-interest income. While the company will employ approximately 30 new originators as a result of this effort, these are commissioned positions and will add little overhead expense to the Company. The nature of the agreements has limited our exposure and risk as well as our initial investment.
Our three primary goals remain:
•	Transform the balance sheet through low cost deposit growth

•	Increase top line revenue

•	Improve credit quality

17.

OHIO LEGACY CORP
The greatest emphasis will be on improving credit quality. Two years into a credit turnaround we are making progress, but it is coming very slowly. We did not experience any material credit losses in the first quarter, nor did we have any material recoveries from the charges taken in 2007. We continue to work the charged-off and written down credits from last year with the goal of achieving significant recoveries in both 2008 and 2009. While these recoveries are not part of our overall income budget, they are essential to restore capital at a faster rate than can be achieved by operating earnings alone. However, assuring no further material deterioration of credit quality is of primary importance and we remain vigilant to ensure this.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in the Company’s contractual obligations since December 31, 2007.
At March 31, 2008, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.
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
The balances in cash and cash equivalents increased $7.5 million to $14.6 million at March 31, 2008 compared to year end 2007. Cash and cash equivalents represented 7.7% of total assets at March 31, 2008 and 4.0% of total assets at December 31, 2007. Our increase in cash was due largely to funds borrowed from the Federal Home Loan Bank in anticipation of securities purchases and deposit runoff.
CAPITAL RESOURCES
Total shareholders’ equity was $15.4 million at March 31, 2008, an increase of $108,800 from the prior year-end balance. The increase in equity was due to a $128,700 improvement in the market value of the investment portfolio and $11,200 in stock option expense. These were partially offset by the net loss of ($31,100.)
The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain

18.

OHIO LEGACY CORP
off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2008:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$16,142	11.3%	$11,476	8.0%	$14,345	10.0%

Tier 1 capital to risk-weighted assets	$14,514	10.1%	$5,738	4.0%	$8,607	6.0%

Tier 1 capital to average assets	$14,514	7.9%	$7,369	4.0%	$9,212	5.0%
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
Item 3. Not applicable for Smaller Reporting Companies.
Item 4. Controls and Procedures
As of March 31, 2008, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

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

20.

OHIO LEGACY CORP
Item 6. Exhibits.

Exhibit
Number	Note	Description of Document

3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp

3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1

4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares

4.2	(3)	Form of Organizer Stock Purchase Warrant

4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan

10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp

10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp

10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp

10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp

10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004

10.11	(7)	Employment Agreement with Mr. Kramer

10.12	(8)	Change in Control Agreement with Mr. Williams

10.13	(8)	Change in Control Agreement with Mr. Spradlin

10.14	(8)	Change in Control Agreement with Mr. Dodds

10.15	(9)	Loan Processing Agreement dated April 28, 2008 by and between Midwest Mortgage Porcessing, LLC and Ohio Legacy Bank, N.A.

10.16	(9)	Administrative Services Agreement dated April 28, 2008 by and between JMC Marketing Ltd. And Ohio Legacy Bank, N.A.

10.17		Guaranty dated April 28, 2008 by and between James A. Hinkle, Cheldon Rose, Michael Prall and Ohio Legacy Bank, N.A.

11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 on page 9 of the this Form 10-Q)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer

32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	— Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003

(2)	— Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004

(3)	— Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000

(4)	— Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002

(5)	— Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002

(6)	— Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005

(7)	— Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005

(8)	— Incorporated by reference to Registrant’s Form 10-K filed on April 7, 2008

(9)
— Confidential treatment has been requested for the redacted portions of this exhibit, and such confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

21.

OHIO LEGACY CORP
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP (Registrant)
Date: May 15, 2008	By:	/s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer and acting Chief Financial Officer

22.