Form 10-Q
period 2008-06-30
OHIO LEGACY CORP
filed 2008-08-14
CIK 1096654

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-31673

OHIO LEGACY CORP
(Exact name of small business issuer as specified in its charter)

OHIO
(State or other jurisdiction of incorporation or organization)

34-1903890
(I.R.S. Employer Identification No.)

2375 Benden Drive Suite C, Wooster, OH, 44691
(Address of principal executive offices)

(330) 263-1955
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court    Yes ☐ No ☐

As of August 13, 2008, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2008
SECOND QUARTER REPORT
_____________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008, and December 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$6,971,962	$5,764,580
Federal funds sold and interest-bearing deposits in financial institutions	195,641	1,350,625
Cash and cash equivalents	7,167,603	7,115,205
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	36,358,869	29,010,334
Securities held to maturity (fair value of $3,017,278 and $2,995,122 at June 30, 2008 and December 31, 2007)	3,001,289	3,002,754
Loans held for sale	1,410,835	911,906
Loans, net of allowance of $1,632,253 and $1,622,906 at June 30, 2008 and December 31, 2007	126,084,313	131,642,471
Federal bank stock	1,448,550	1,541,200
Premises and equipment, net	2,790,152	2,901,906
Intangible asset	100,119	150,322
Other real estate owned	3,749,757	2,416,367
Accrued interest receivable and other assets	1,832,703	1,488,214

Total assets	$184,044,190	$180,280,679

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,176,263	$14,329,339
Interest-bearing demand	9,271,565	9,995,343
Savings	53,993,617	49,566,417
Certificates of deposit, net	69,132,514	73,458,253
Total deposits	148,573,959	147,349,352
Repurchase agreements	1,350,808	2,022,869
Short term Federal Home Loan Bank advances	1,950,000	2,025,000
Long term Federal Home Loan Bank advances	16,000,000	12,000,000
Capital lease obligations	481,585	493,168
Accrued interest payable and other liabilities	715,230	1,076,647
Total liabilities	169,071,582	164,967,036

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	18,799,339	18,781,925
Accumulated earnings (loss)	(3,598,977)	(3,472,218)
Accumulated other comprehensive earnings (loss)	(227,754)	3,936
Total shareholders’ equity	14,972,608	15,313,643

Total liabilities and shareholders’ equity	$184,044,190	$180,280,679

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividends income:
Loans, including fees	$2,202,767	$3,259,258	$4,530,466	$6,500,532
Securities, taxable	456,503	261,310	855,432	536,757
Securities, tax-exempt	28,661	25,946	57,227	49,268
Interest-bearing deposits and federal funds sold and other	28,307	42,574	60,423	143,022
Dividends on federal bank stock	20,493	24,300	41,702	48,123
Total interest and dividends income	2,736,731	3,613,388	5,545,250	7,277,702

Interest expense:
Deposits	1,092,626	1,711,647	2,324,214	3,422,874
Short term Federal Home Loan Bank advances	3,756	26,138	28,570	83,568
Long term Federal Home Loan Bank advances	176,106	174,363	339,546	312,771
Subordinated debentures	-	70,722	-	141,445
Repurchase agreements	5,373	27,531	17,833	41,122
Capital leases	19,599	36,373	39,431	73,040
Total interest expense	1,297,460	2,046,774	2,749,594	4,074,820

Net interest income	1,439,271	1,566,614	2,795,656	3,202,882
Provision for loan losses	5,000	14,000	11,500	57,000

Net interest income (loss) after provision for loan losses	1,434,271	1,552,614	2,784,156	3,145,882

Noninterest income:
Service charges and other fees	246,403	289,994	460,651	555,633
Gain on sale of loans	63,993	44,344	95,018	95,295
Gain on redemption of equity interest in Visa	-	-	18,391	-
Gain (loss) on disposition of other real estate owned	-	(620)	9,170	4,831
Other than temporary impairment of securities	(159,000)	-	(159,000)	-
Direct write-down of other real estate owned	-	-	-	-
Other income	6,180	30,377	17,543	53,573
Total noninterest income	157,576	364,095	441,773	709,332

Noninterest expense:
Salaries and benefits	838,435	986,213	1,634,903	2,013,735
Occupancy and equipment	229,389	232,750	456,483	469,564
Professional fees	82,972	173,155	180,899	290,306
Franchise tax	48,821	62,903	99,071	126,653
Data processing	165,111	175,952	335,367	349,704
Marketing and advertising	35,826	51,925	95,737	101,846
Stationery and supplies	24,760	25,533	52,140	60,420
Amortization of intangible asset	23,960	34,229	50,202	71,025
Deposit expenses and insurance	68,300	76,453	129,437	118,601
Other expenses	169,932	155,417	318,449	324,072
Total noninterest expense	1,687,506	1,974,530	3,352,688	3,925,926

Earnings (loss) before income tax expense	(95,659)	(57,821)	(126,759)	(70,712)
Income tax expense (benefit)	-	(23,504)	-	(30,949)

Net earnings (loss)	$(95,659)	$(34,317)	$(126,759)	$(39,763)

Basic earnings (loss) per share	$(0.04)	$(0.02)	$(0.06)	$(0.02)
Diluted earnings (loss) per share	$(0.04)	$(0.02)	$(0.06)	$(0.02)

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Six Months Ended June 30,

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(126,759)	$(39,763)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	231,244	276,050
Securities amortization and accretion, net	14,403	44,097
Origination of loans held for sale	(11,009,182)	(9,549,556)
Proceeds from sales of loans held for sale	10,605,271	9,149,889
Provision for loan losses	11,500	57,000
Loss from Ohio Legacy Trust 1	-	772
Gain (loss) on disposition of other real estate	(9,170)	(4,831)
Direct write-down of other real estate	-	39,949
Gain on sale of loans held for sale	(95,018)	(95,295)
Accretion of fair value purchase adjustments	-	(7,999)
FHLB stock dividend	(26,100)	-
Stock option expense	17,414	21,853
Other than temporary impairment of securities	159,000	-
Net change in:
Accrued interest receivable and other assets	(225,133)	(201,898)
Accrued interest payable and other liabilities	(361,417)	(78,966)
Deferred loan fees	(43,615)	(16,344)
Net cash from operating activities	(857,562)	(405,042)

Cash flows from investing activities:
Purchases of securities held to maturity	(100,000)	(804,847)
Purchases of securities available for sale	(9,920,610)	-
Maturities of securities held to maturity	100,000	-
Maturities, calls and paydowns of securities available for sale	2,049,091	2,455,573
Redemption of federal bank stock	118,750	-
Proceeds from sales of other real estate owned	13,366	401,130
Net change in loans	4,439,197	638,173
Expenditures to improve other real estate owned	(186,150)	(44,310)
Purchases of premises and equipment	(69,287)	(55,111)
Net cash from investing activities	(3,556,003)	2,590,608

Cash flows from financing activities:
Net change in deposits	1,224,607	(3,555,117)
Net change in repurchase agreements	(672,061)	654,755
Repayment of capital lease obligations	(11,583)	(15,321)
Proceeds from short term FHLB advances, net of repayments	(75,000)	1,500,000
Proceeds from long term FHLB advances	6,000,000	-
Repayments of long term FHLB advances	(2,000,000)	(5,259,147)
Net cash provided by financing activities	4,465,963	(6,674,830)

Net change in cash and cash equivalents	52,398	(4,489,264)
Cash and cash equivalents at beginning of period	7,115,205	13,039,865

Cash and cash equivalents at end of period	$7,167,603	$8,550,601

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,749,594	$4,137,149
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	$1,151,076	$129,369

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2008, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

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

NOTE 2 - STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At June 30, 2008 all Director Warrants were vested and exercisable. No warrants have been exercised to date.

OHIO LEGACY CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - STOCK BASED COMPENSATION (continued)

Following is the activity under the plan.

	Six months ended June 30, 2008 Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding, beginning of period	214,150	$10.64
Forfeited	(28,800)	10.36
Exercised	-	-
Granted	-	-

Options outstanding, end of period	185,350	$10.69

Options exercisable, end of period	158,250	$10.95

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2008 was $0.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2008	$18,147
2009	17,659
2010	2,081
Total	$37,887

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share:

OHIO LEGACY CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - EARNINGS PER SHARE (continued)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
BASIC:
Net earnings (loss)	$(95,659)	$(34,317)	$(126,759)	$(39,763)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564

Basic earnings (loss) per share	$(0.04)	$(0.02)	$(0.06)	$(0.02)

DILUTED:
Net earnings (loss)	$(95,659)	$(34,317)	$(126,759)	$(39,763)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564	2,214,564	2,214,564

Diluted earnings (loss) per share	$(0.04)	$(0.02)	$(0.06)	$(0.02)

The following table details, as of June 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Stock options	185,350	286,025	185,350	286,025
Stock warrants	150,000	150,000	150,000	150,000

NOTE 4 - LOANS

Loans, by collateral type, were as follows at June 30, 2008, and December 31, 2007:

	June 30, 2008		December 31, 2007
	Balance	Percent	Balance	Percent

Residential real estate	$39,623,911	31.0%	$36,548,270	27.4%
Multifamily residential real estate	6,858,488	5.3	7,918,222	5.9
Commercial real estate	53,151,083	41.6	59,574,635	44.7
Construction	11,481,986	9.0	10,714,524	8.0
Commercial	11,239,097	8.8	12,528,137	9.4
Consumer and home equity	5,478,366	4.3	6,141,569	4.6
Total loans	127,832,931	100.0%	133,425,357	100.0%
Less: Allowance for loan losses	(1,632,253)		(1,622,906)
Net deferred loan fees	(116,365)		(159,980)
Loans, net	$126,084,313		$131,642,471

At June 30, 2008, and December 31, 2007, approximately $31,413,000 and $24,543,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

OHIO LEGACY CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance, beginning of period	$1,628,411	$1,756,875	$1,622,906	$1,757,110
Provision for loan losses	5,000	14,000	11,500	57,000
Loans charged-off	(12,289)	(5,984)	(24,534)	(52,611)
Recoveries	11,131	1,488	22,381	4,880

Balance, end of period	$1,632,253	$1,766,379	$1,632,253	$1,766,379

Allowance for loan losses, percent of total loans	1.28%	0.99%

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2008, and December 31, 2007:

	June 30, 2008	December 31, 2007

Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans, includes smaller balance homogeneous loans	4,049,236	4,205,143

Impaired loans, included in nonaccrual loans	3,499,917	3,550,936
Amount of the allowance for loan losses allocated	$12,749	$11,472

NOTE 5 - OTHER REAL ESTATE OWNED

Other real estate owned was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Residential real estate	$1,456,277	$136,716
Land development	2,293,480	2,279,651
Total real estate owned	3,749,757	2,416,367

Less: valuation allowance	-	-

Real estate owned, net	$3,749,757	$2,416,367

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate. Real estate owned at June 30, 2008 and December 31, 2007 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

OHIO LEGACY CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENT AND RELATED CONTINGENCIES

The Company owns 80,000 shares of 8.375% Series Z preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and 40,000 shares of 7.625% Series R preferred stock issued by the Federal National Mortgage Association (FNMA). The Company’s holding of this preferred stock has declined substantially in value since the June 30, 2008 balance sheet date. Management evaluated this decline in value and decided its initial determination that the Company’s holdings were only temporarily impaired should be reassessed. Ultimately, the Company’s holdings of these shares were deemed to be other-than-temporarily impaired as of June 30, 2008 and a charge to earnings of $159,000 was recorded as of that date.

If, by September 30, 2008, the value of the Company’s holdings of this stock does not recover most of the decline that has occurred since June 30, 2008, the Company will probably record another charge to earnings for other-than-temporary impairment of this stock.

NOTE 7 - FAIR VALUE MEASUREMENT

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

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2008	Quoted Prices on Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$36,358,869	$2,900,000	$33,458,869	$-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2008	Quoted Prices on Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,987,092	$-	$696,120	$3,290,972

The following represents impairment charges recognized during the period.

Impaired loans, which are measured for impairment using the fair value of the loan, or the fair value of the collateral for collateral-dependent loans, had a carrying amount of $3,987,092 with valuation allowance of $0. Impairment charges recorded through the provision for loan losses during the period were immaterial.

OHIO LEGACY CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and the related tax effects were as follows:

	2008	2007	2008	2007
Net earnings (loss)	$(95,659)	$(34,317)	$(26,759)	$(39,763)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	(705,030)	(127,800)	(510,045)	27,248
Less: reclassification adjustment for losses (gains) included in net income	159,000	-	159,000	-
Net unrealized gains (losses)	(546,030)	(127,800)	(351,045)	27,248
Income tax effect	185,650	43,452	119,355	(9,264)
Other comprehensive income (loss), net of tax	(360,380)	(84,348)	(231,690)	17,984
Comprehensive income (loss)	$(456,039)	$(118,665)	$(358,449)	$(21,779)

OHIO LEGACY CORP

Item 2. Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology, such as: "may," "might," "could," "would," “should,” "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this MD&A regarding our financial position, capital adequacy and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	deterioration in securities markets due to a lack of liquidity and demand for securities related to real estate;

•	changes in government regulation; and

•	general economic and business conditions.

OVERVIEW

The following key items summarize the Company’s financial results through June 30, 2008:

▪	Interest expense has been reduced on all major funding categories.
▪	Net interest margin was 3.38% for the period, a marked improvement over previous quarters.
▪	Non interest income performed as expected during the period, except for an other-than-temporary impairment charge recorded on the Company’s securities.
▪	Non interest expense fully reflects the cost savings measures implemented over the last three quarters.
▪	Charge-offs remained low for both the quarter and the first six months of the year.

OHIO LEGACY CORP

Credit Quality - The provision for loan losses totaled $5,000 and $11,500, respectively, for the quarter and the first six months of 2008. The Company’s level of non-performing loans remained high, but stable with $4.0 million categorized as non-accrual and $3.7 million as other real estate owned (OREO.) Criticized substandard loans that are still accruing also remained high at $3.0 million. Management believes that these loans are correctly valued as a result of charges taken during the third and fourth quarters of 2007. The Company is actively monitoring all substandard, non-accrual and OREO assets through monthly or more frequent reviews of each relationship.

Net Interest Income - Interest income was down compared to the same period in 2007, reflecting the reduction of $38.9 million in earning assets as a result of the sale of loans associated with the Millersburg office during the third quarter of 2007. Respectively, for the quarter and for the first six months of 2008, interest income fell $877,000 or 24.2% and $1.7 million or 23.8% compared to the same periods a year ago. Interest expense for the same periods declined $749,000 or 36.6% and $1.3 million or 32.5%. The net interest margin increased to 3.38% in the second quarter, compared to 2.98% for the same period last year. For the year to date through June 30, the net interest margin was 3.33% compared to 3.04% in 2007.

Noninterest Income - Compared to the second quarter and the first six months of 2007, noninterest income fell $207,000 and $268,000, respectively. A decrease in service charge income as a result of the sale of the Millersburg office accounts for a portion of the reduction. In addition, we recorded an other-than-temporary impairment charge of $159,000 on the Company’s holdings of the preferred shares of FHLMC and FNMA. We are pleased with the performance of our fee businesses against our financial plan for 2008. Our partnership with Midwest Mortgage Processing LLC and JMC Marketing Ltd. began in May and was profitable in June. We look for improved performance from this partnership in the form of additional gains on loan sales as the housing segment begins to stabilize.

Noninterest Expense - The Company continued to focus on reducing and stabilizing noninterest expense levels resulting in declines of $287,000 or 14.5% and $573,000 or 14.6% for the quarter and the first six months of 2008 compared to 2007. Salaries accounted for the largest share of this reduction, with decreases of $148,000 and $379,000 for the quarter and the first half of the year.

Loans and Leases - Loan balances decreased $5.1 million from December 31, 2007. Our financial plan for 2008 did not include any loan growth, which reflects the Company’s decision to reduce the concentration of commercial real estate assets in our portfolio. Commercial real estate loans have declined $6.4 million since the end of 2007, and residential real estate loans have increased by $3.1 million.

Deposits - Demand deposits were up $1.1 million or 4.1% since December 31, 2007. Money market and savings balances increased $6.5 million or 8.9% for the same period. Certificates of deposit declined by $4.3 million or 5.9% since year end. The changes in the mix of deposits reflect the Company’s continued focus on growing core deposit relationships and reducing its dependence on higher cost CDs.

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

OHIO LEGACY CORP

FINANCIAL CONDITION - JUNE 30, 2008 COMPARED TO DECEMBER 31, 2007

Assets. At June, 2008, assets totaled $184.0 million, up from $180.3 million at December 31, 2007. Growth in securities and other real estate offset declines in net loans.

Securities. Total securities increased by $7.3 million to $39.4 million. The portfolio consists primarily of mortgage backed securities, which provide cash flow that can be used to fund additional loan growth, liability runoff or be reinvested. At June 30, 2008 we believe the effective duration of the portfolio excluding equity investments was approximately 3.9 years. The unrealized loss on the portfolio, net of tax, was approximately $228,000, compared to a gain of $3,900 at year end. The market has continued to experience significant volatility in prices and yields due to ongoing concerns about the economy in general and the mortgage sector in particular.

The Company recorded an other-than-temporary impairment charge on its holdings of the preferred shares of FHLMC and FNMA. The price of these securities declined 5% from their original cost as of June 30, 2008. However, the prices for the securities decreased rapidly in July 2008 and have not recovered. As a result, management determined that the decline in value as of June 30, 2008 was other-than-temporary and recorded a charge to earnings for the difference between their cost and their fair value as of the balance sheet date.

Loans. At June 30, 2008, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $126.1 million, a decrease of just under $5.6 million compared to December 31, 2007. Commercial real estate loans make up the largest segment of the portfolio, but decreased from 44.7% at year end to 41.6% at mid-year. Residential real estate loans increased from 27.4% to 31.0% over the same period. The Company remains committed to a long-term strategy of diversifying the mix of the loan portfolio by adding high-quality commercial business banking assets while maintaining or reducing real estate-based assets.

Allowance for loan losses and asset quality. Nonperforming loans totaled $4.0 million at June 30, 2008 compared to $4.2 million at December 31, 2007. The decrease is the result of approximately $1.2 million in balances transferred to other real estate, $332,300 in balances paid down or paid off and $12,300 in balances charged off. Eight additional loans totaling $1.3 million were added to the category. Loans are considered nonperforming if they are impaired or if they are in non-accrual status. We review nonperforming loans on a weekly basis to assess the risk of loss.

The allowance for loan losses totaled $1.6 million at June 30, 2008, essentially unchanged since year end 2007. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons, and will increase the allowance for loan losses if we believe losses have been incurred. As a percentage of total loans, the allowance has increased from 1.22% to 1.28%.

Accrued interest receivable and other assets. Accrued interest receivable and other assets increased by $344,500 from year end. Normal business activity, which results in higher balances in prepaid franchise tax and insurance accounts earlier in the year and increases in accrued interest on loans and securities and accounts receivable make up about $200,000 of the increase.

Deposits. Total deposits increased $1.2 million to $148.6 million at June 30, 2008. Core deposit balances increased 7.5% to $79.4 million from $73.9 million at year end. Noninterest bearing demand deposits increased 12.9% to $16.2 million. We remain committed to our strategy of growing core deposits through the acquisition of business banking relationships. The certificate of deposit portfolio decreased $4.3 million during the period to $69.1 million or 46.5% of total deposits compared to $73.5 million or 49.7% of total deposits at year-end. Our deposit strategy continues to focus on reducing the size of the CD portfolio as a percentage of total deposits while increasing the average maturity. This will help reduce our overall cost of funds and provide protection against rising interest rates in the future.

OHIO LEGACY CORP

Federal Home Loan Bank advances. Long term advances increased from $12.0 million at year end 2007 to $16.0 million at June 30, 2008. The growth was part of an asset/liability management strategy executed in the first quarter to lock in long term borrowing rates at historically low levels. The three new advances totaling $6.0 million had an average term of twenty-eight months and an average rate of 2.88%. A $2.0 million 27-month advance with a rate of 4.94% matured early in the second quarter.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008

The following tables set forth information relating to our average balance sheets and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Three months ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	Balance	paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$5,176	$28	2.20%	$3,211	$43	5.30%
Securities available for sale	33,557	457	5.44	24,950	261	4.19
Securities held to maturity	3,002	29	3.82	3,005	26	3.46
Federal agency stock	1,466	20	5.59	1,541	24	6.31
Loans (1)	127,886	2,203	6.93	179,217	3,259	7.29
Total interest-earning assets	171,087	2,737	6.43	211,924	3,613	6.84
Noninterest-earning assets	15,830			17,540
Total assets	$186,917			$229,464

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,556	25	1.05%	$9,633	23.97%
Savings accounts	5,415	10.78		8,046	15.77
Money market accounts	48,495	320	2.65	45,421	440	3.88
Certificates of deposit	72,724	737	4.08	102,471	1,234	4.83
Total interest-bearing deposits	136,190	1,093	3.23	165,571	1,712	4.15
Other borrowings	19,389	205	4.25	23,521	335	5.70
Total interest-bearing liabilities	155,579	1,297	3.35	189,092	2,047	4.34
Noninterest-bearing demand deposits	15,538			18,260
Noninterest-bearing liabilities	419			876
Total liabilities	171,536			208,228
Shareholders’ equity	15,381			21,236
Total liabilities and shareholders’ equity	$186,917			$229,464

Net interest income; interest-rate spread (2)		$1,439	3.08%		$1,566	2.50%
Net earning assets	$15,508			$22,832
Net interest margin (3)			3.38%			2.98%
Average interest-earning assets to interest-bearing liabilities	1.1x			1.12x

____________________

(1) Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2) Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3) Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

OHIO LEGACY CORP

Net earnings (loss) totaled $(95,659) for the three months ended June 30, 2008, or $(0.04) per diluted share, compared to $(34,317) or $(0.02) per diluted share during the second quarter of 2007. The restructuring of the balance sheet during the latter part of 2007 has begun to have a positive impact on the earnings stream for the year.

Net interest income. During the three months ended June 30, 2008, net interest income was $1.4 million, compared to $1.6 million in the comparable quarter last year. The decrease is primarily the result of the sale of a banking office during the third quarter of 2007. The decrease in the volume of earning assets was offset in large part by an increase in the net interest margin from 2.98% to 3.38%.

Interest income. Total interest income for the quarter was $2.7 million, down 24.3% from $3.6 million in the same quarter in 2007. The decrease was due in large part to the sale of $38.9 million of loans associated with the branch office that was sold in the third quarter of 2007. The decrease in the yield on earning assets by 41 basis points from 6.84% to 6.43% also had a negative impact on total interest income.

Interest expense. For the three months ended June 30, total interest expense was $1.3 million compared to $2.0 million in the prior year. As noted above, the balance of liabilities was reduced by $23.1 million as a result of the sale of the branch and another $3.3 million as a result of the retirement of the Company’s trust preferred debt. The cost of interest bearing liabilities decreased 99 basis points from 4.34% to 3.35%, which contributed to the overall decrease in interest expense.

Provision for loan losses. The provision for loan losses totaled $5,000 during the second quarter of 2008, compared to $14,000 the second quarter of 2007. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income. Noninterest income for the second quarter was $157,600 compared to $364,100 for the same period the prior year. The most significant reason for the decline was the aforementioned other-than-temporary impairment charge. A reduction of approximately $44,000 in service charge income due to the sale of a banking office in 2007 was partially offset by an additional $20,000 in gains on the sale of loans originated for sale.

Noninterest expense. Total noninterest expense decreased $287,000 to $1.7 million compared to $2.0 million for the prior year quarter. The significant changes are described below.

Salary and benefits. The largest portion of the decrease is due to a $147,800 reduction in salary and benefits as a result of the branch sale and the elimination of additional positions in the fourth quarter of 2007.

Professional fees. In the second quarter, professional fees were $90,200 lower than in the previous year, due in part to the expenses associated with the branch sale in 2007.

Franchise tax. The decrease of $14,000 in the most recent quarter was the result of reduced capital from the net losses booked in the third and fourth quarters of 2007.

Marketing and advertising. Expenses declined $16,100 in 2008 as compared to the 2007, primarily due to more targeted advertising as the focus on deposits moved from certificates of deposit to transaction accounts.

OHIO LEGACY CORP

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008

	Six months ending June 30,
	2008			2007
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	balance	Paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$4,584	$60	2.67%	$5,495	$143	5.25%
Securities available for sale	31,123	855	5.50	25,224	537	4.33
Securities held to maturity	3,002	57	3.81	2,831	49	3.46
Federal agency stock	1,504	42	5.55	1,541	48	6.30
Loans (1)	129,449	4,530	7.08	177,828	6,501	7.37
Total interest-earning assets	169,662	5,545	6.61	212,919	7,278	6.89
Noninterest-earning assets	16,362			17,463
Total assets	$186,024			$230,382

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,715	60	1.25	$9,290	40	0.87
Savings accounts	5,415	22	0.82	8,523	34	0.80
Money market accounts	46,363	683	2.98	44,301	828	3.77
Certificates of deposit	73,560	1,559	4.29	105,222	2,521	4.83
Total interest-bearing deposits	135,053	2,324	3.48	167,336	3,423	4.14
Other borrowings	19,166	425	4.44	24,065	652	5.46
Total interest-bearing liabilities	154,219	2,750	3.61	191,401	4,075	4.30
Noninterest-bearing demand deposits	15,064			18,139
Noninterest-bearing liabilities	682			1,035
Total liabilities	169,965			210,575
Shareholders’ equity	16,059			19,807
Total liabilities and shareholders’ equity	$186,024			$230,382

Net interest income; interest-rate spread (2)		$2,796	3.00%		$3,203	2.56%
Net earning assets	$15,443			$21,518
Net interest margin (3)			3.33%			3.06%
Average interest-earning assets to interest-bearing liabilities	1.10x			1.11x

FOOTNOTES TO YIELD TABLE

(1) Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.
(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net earnings (loss) totaled $(126,759) for the six months ended June 30, 2008, or $(0.06) per diluted share, compared to $(39,763) or $(0.02) per diluted share during the first half of 2007.

Net interest income. During the six months ended June 30, 2008, net interest income was $2.8 million, compared to $3.2 million for the same period the prior year. The decrease is primarily the result of the sale of a banking office during the third quarter of 2007. The reduction in the volume of earning assets was offset in large part by an increase in the net interest margin from 3.04% to 3.33%.

Interest income. Total interest income was $5.6 million for the first six months of 2008, compared to $7.3 million for the comparable period in 2007. The decline is due to both a lower volume of earning assets as a result of the branch sale and a lower yield on those assets as the FOMC reduced the target federal funds rate 225 basis point during the six month period. The yield on loans dropped 0.25% during the period, from 7.37% to 7.08% as variable rate notes reset downward and new volume was added at lower rates. The decline was partially offset by an increase in the yield on securities from 4.33% to 5.50% as the result of a restructuring transactions the third quarter of 2007 and ongoing purchases at market rates.

Interest expense. Total interest expense fell $1.3 million to $2.8 million in 2008, compared to $4.1 million for the same period in 2007. Deposit expense reductions accounted for $1.1 million of the decrease as a result of the both the branch sale, debt redemption and the previously announced strategy of focusing on lower cost transaction deposits.

OHIO LEGACY CORP

Provision for loan losses. The provision for loan losses totaled $11,500 during the first half of 2008, compared to $57,000 the same period in 2007. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income. Noninterest income was $441,800 for the first six months of 2008, compared to $709,000 for the first half of 2007. The most significant reason for the decline was the aforementioned other-than-temporary impairment charge. Service charge income declined approximately $95,000 during the period. An $18,300 gain on the redemption of the Company’s equity interest in Visa was offset by lower income on other real estate owned and service charges on official checks.

Noninterest expense. Total noninterest expense declined $573,200 to $3.4 million compared to $3.9 million for the first half of the prior year. The reductions occurred in nearly every category; the significant changes are described below.

Salary and benefits. The largest portion of the decrease is due to a $378,800 reduction in salary and benefits as a result of the branch sale and the elimination of additional positions in the fourth quarter of 2007.

Professional fees. In the first half of 2008, professional fees were $180,900 compared to $290,300 in the prior year.. The decrease is due to fees incurred in 2007 for the sale of the branch and non-performing loans.

Franchise tax. The decrease of $27,600 in the first half was the result of reduced capital from the net losses booked in the third and fourth quarters of 2007.

STRATEGIC DEVELOPMENTS

The Company signed agreements with Midwest Mortgage Processing LLC and JMC Marketing Ltd. and opened mortgage loan production offices in the Dayton and Columbus areas in May. This business effort broke even in May and was profitable in June. Both of these housing markets are more stable than northern Ohio and represent an opportunity to leverage the mortgage banking staff investment that we made in the fall of 2006. As the regulatory environment for mortgage bankers tightens, we are confident the opportunity to hire mortgage experts in stable to growing markets will increase. We believe this strategy complements our core banking initiatives and will contribute to our goal of becoming a profitable, superior small business bank.

During the second quarter, the Company was able to take advantage of the earlier declines in rates and lower our cost of funds on most products. However, the continuing demand for liquidity by the banking competitors which operate in our markets has led to retail pricing on both demand and term deposits that is well above national averages and significantly above our prices. We are attempting to use our service advantage to combat these pricing differences and believe that we have done so effectively over the last few months. However, if these competitors continue to raise rates in an effort to satisfy their cash needs, our ability to maintain deposit rates at reasonable levels will diminish severely, resulting in a negative impact on the net interest margin.

Credit quality continues to be our greatest concern. While our impaired asset numbers are stable, they are also too high by nearly every measure. We are committed to reducing our non-accrual loans, OREO assets and criticized-substandard loans in an orderly manner. The realities of the housing downturn will force us to hold some of these assets longer than we would like. However, as stated previously, Management believes that these assets have been correctly valued and the risk of additional material loss is low.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2007.

At June 30, 2008, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

OHIO LEGACY CORP

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

At June 30, 2008, the balances in cash and cash equivalents were essentially unchanged from year end 2007. Cash and cash equivalents represented 3.9% of total assets at June 30, 2008 and 4.0% of total assets at December 31, 2007.

CAPITAL RESOURCES

Total shareholders’ equity was $15.0 million at June 30, 2008, a decrease of $341,000 from the prior year-end balance. The reduction in equity was due to a $231,700 unrealized decline in the market value of the investment portfolio that was partially offset by stock option expense of $17,400.

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

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2008:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$16,342	12.0%	$10,890	8.0%	$13,613	10.0%

Tier 1 capital to risk-weighted assets	$14,710	10.8%	$5,445	4.0%	$8,168	6.0%

Tier 1 capital to average assets	$14,710	7.9%	$7,461	4.0%	$9,327	5.0%

OHIO LEGACY CORP

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

Item 3. Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

As of June 30, 2008, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

OHIO LEGACY CORP

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

OHIO LEGACY CORP

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp
10.10	(6)	Assignment and assumption of lease by and among Unizan Bank, Ohio Legacy Bank and Chesterland Productions, P.L.L. dated August 27, 2004
10.11	(7)	Employment Agreement with Mr. Kramer
10.12	(8)	Change in Control Agreement with Mr. Williams
10.13	(8)	Change in Control Agreement with Mr. Spradlin
10.14	(8)	Change in Control Agreement with Mr. Dodds
10.15	(9)	Loan Processing Agreement dated April 28, 2008 by and between Midwest Mortgage Processing, LLC and Ohio Legacy Bank, N.A.
10.16	(9)	Administrative Services Agreement dated April 28, 2008 by and between JMC Marketing Ltd. And Ohio Legacy Bank, N.A.
10.17		Guaranty dated April 28, 2008 by and between James A. Hinkle, Cheldon Rose, Michael Prall and Ohio Legacy Bank, N.A.
11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 on page 8 of the this Form 10-Q)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)	-	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3)	-	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(4)	-	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(5)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 1, 2002
(6)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 22, 2005
(7)	-	Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005
(8)	-	Incorporated by reference to Registrant’s Form 10-K filed on April 7, 2008
(9)	-	Incorporated by reference to Registrant’s Form 10-Q filed on May 15, 2008

OHIO LEGACY CORP

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: August 14, 2008	By: /s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer and acting
Chief Financial Officer