Form 10-Q
period 2008-09-30
OHIO LEGACY CORP
filed 2008-11-14
CIK 1096654

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes ☐ No ☐

As of November 13, 2008, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
THIRD QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008, and December 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$4,553,318	$5,764,580
Federal funds sold and interest-bearing deposits in financial institutions	98,392	1,350,625
Cash and cash equivalents	4,651,710	7,115,205
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	32,952,733	29,010,334
Securities held to maturity (fair value of $2,813,719 and $2,995,122 at September 30, 2008 and December 31, 2007)	3,000,504	3,002,754
Loans held for sale	902,149	911,906
Loans, net of allowance of $1,631,011 and $1,622,906 at September 30, 2008 and December 31, 2007	127,650,714	131,642,471
Federal bank stock	1,462,050	1,541,200
Premises and equipment, net	3,329,997	2,901,906
Intangible asset	78,726	150,322
Other real estate owned	4,057,165	2,416,367
Accrued interest receivable and other assets	1,796,739	1,488,214

Total assets	$179,982,487	$180,280,679

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,999,844	$14,329,339
Interest-bearing demand	8,962,164	9,995,343
Savings	49,678,454	49,566,417
Certificates of deposit, net	64,437,996	73,458,253
Total deposits	140,078,458	147,349,352
Repurchase agreements	1,831,504	2,022,869
Short term Federal Home Loan Bank advances	3,100,000	2,025,000
Long term Federal Home Loan Bank advances	21,000,000	12,000,000
Fed funds purchased	898,000	-
Capital lease obligations	475,448	493,168
Accrued interest payable and other liabilities	1,300,755	1,076,647
Total liabilities	168,684,165	164,967,036

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	18,803,771	18,781,925
Accumulated earnings (loss)	(7,368,933)	(3,472,218)
Accumulated other comprehensive earnings (loss)	(136,516)	3,936
Total shareholders’ equity	11,298,322	15,313,643

Total liabilities and shareholders’ equity	$179,982,487	$180,280,679

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividends income:
Loans, including fees	$2,092,490	$3,241,838	$6,622,956	$9,742,370
Securities, taxable	447,153	270,750	1,302,585	807,507
Securities, tax-exempt	28,560	25,842	85,788	75,110
Interest-bearing deposits and federal funds sold and other	6,286	54,840	66,709	197,862
Dividends on federal bank stock	20,211	25,999	61,913	74,122
Total interest and dividends income	2,594,700	3,619,269	8,139,951	10,896,971

Interest expense:
Deposits	931,120	1,699,420	3,255,333	5,122,294
Short term Federal Home Loan Bank advances	22,463	-	51,033	-
Long term Federal Home Loan Bank advances	177,320	238,107	516,865	634,446
Subordinated debentures	-	48,766	-	190,211
Repurchase agreements	4,810	23,157	22,644	64,279
Capital leases	19,359	34,486	58,791	107,526
Total interest expense	1,155,072	2,043,936	3,904,666	6,118,756

Net interest income	1,439,628	1,575,333	4,235,285	4,778,215
Provision for loan losses	608,996	3,089,650	620,496	3,146,650

Net interest income (loss) after provision for loan losses	830,632	(1,514,317)	3,614,789	1,631,565

Noninterest income:
Service charges and other fees	254,638	279,658	715,290	835,282
Gain on sale of loans	47,126	46,570	142,144	141,864
Gain (loss) on disposition of other real estate owned	(2,434)	(658,849)	6,736	(654,018)
Direct write-down of other real estate owned	(436,006)	-	(436,006)	-
Gain on redemption of equity interest in Visa	-	-	18,392	-
Loss on sale of securities available for sale, net	-	(340,066)	-	(340,066)
Other than temporary impairment of securities	(2,700,024)	-	(2,859,024)	-
Gain on sale of branch	-	2,077,556	-	2,077,556
Other income	91,429	27,004	108,972	80,587
Total noninterest income	(2,745,271)	1,431,873	(2,303,496)	2,141,205

Noninterest expense:
Salaries and benefits	848,020	1,030,342	2,482,923	3,044,077
Occupancy and equipment	296,434	268,575	752,916	738,139
Professional fees	67,451	194,111	248,349	484,417
Franchise tax	43,973	61,209	143,045	187,862
Data processing	171,688	183,819	507,056	533,523
Marketing and advertising	48,531	57,355	144,268	159,201
Stationery and supplies	24,372	31,736	76,513	92,156
Amortization of intangible asset	21,393	31,662	71,595	102,687
Deposit expenses and insurance	68,041	102,852	197,478	221,453
Other expenses	265,416	131,665	583,866	455,737
Total noninterest expense	1,855,319	2,093,326	5,208,009	6,019,252

Earnings (loss) before income tax expense	(3,769,958)	(2,175,770)	(3,896,716)	(2,246,482)
Income tax expense (benefit)	-	(742,977)	-	(773,926)

Net earnings (loss)	$(3,769,958)	$(1,432,793)	$(3,896,716)	$(1,472,556)

Basic earnings (loss) per share	$(1.70)	$(0.65)	$(1.76)	$(0.66)
Diluted earnings (loss) per share	$(1.70)	$(0.65)	$(1.76)	$(0.66)

4.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(3,896,716)	$(1,472,556)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	408,452	412,579
Securities amortization and accretion, net	16,335	65,921
Origination of loans held for sale	(14,668,786)	(19,897,924)
Proceeds from sales of loans held for sale	14,820,687	18,714,839
Provision for loan losses	620,496	3,146,650
Loss from Ohio Legacy Trust 1	-	(706)
(Gain) loss on disposition of other real estate	(6,736)	10,789
Direct write-down of other real estate	436,006	643,229
Gain on sale of loans held for sale	(142,144)	(141,864)
Loss on sale of securities available for sale	-	340,066
Gain on sale of branch	-	(2,077,556)
Accretion of fair value purchase adjustments	-	(8,049)
FHLB stock dividend	(39,600)	-
Stock option expense	21,846	33,101
Other than temporary impairment of securities	2,859,024	-
Net change in:
Accrued interest receivable and other assets	(236,172)	(2,697,951)
Accrued interest payable and other liabilities	224,105	(72,759)
Deferred loan fees	(43,219)	(44,367)
Net cash from operating activities	373,578	(3,046,558)

Cash flows from investing activities:
Purchases of securities held to maturity	(100,000)	(804,847)
Purchases of securities available for sale	(9,920,610)	(12,913,004)
Sales of securities available for sale	-	13,147,235
Maturities, calls and paydowns of securities available for sale	2,892,300	3,674,738
Maturities, calls and paydowns of securities held to maturity	100,000	-
Redemption of federal bank stock	118,750	-
Proceeds from sales of other real estate owned	235,973	694,068
Proceeds from sales of loans	-	612,264
Net change in loans	1,444,839	(1,052,119)
Expenditures to improve other real estate owned	(336,399)	(98,633)
Net cash from branch sale	-	17,750,281
Purchases of premises and equipment	(764,947)	(140,813)
Net cash from investing activities	(6,330,094)	20,869,170

Cash flows from financing activities:
Net change in deposits	(7,270,894)	(10,326,816)
Net change in repurchase agreements	(191,365)	205,169
Net change in fed funds purchased	898,000	-
Repayment of capital lease obligations	(17,720)	(24,165)
Repayment of subordinated debt obligation	-	(3,325,000)
Proceeds from short term FHLB advances, net of repayments	1,075,000	-
Proceeds from long term FHLB advances	11,000,000	-
Repayments of long term FHLB advances	(2,000,000)	(7,389,974)
Net cash provided by financing activities	3,493,021	(20,860,786)

Net change in cash and cash equivalents	(2,463,495)	(3,038,174)
Cash and cash equivalents at beginning of period	7,115,205	13,039,865

Cash and cash equivalents at end of period	$4,651,710	$10,001,691

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,904,666	$6,217,290
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	$1,969,642	$106,536

5.

OHIO LEGACY OORP
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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2008, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

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

NOTE 2 – STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At September 30, 2008 all Director Warrants were vested and exercisable. No warrants have been exercised to date.

6.

OHIO LEGACY OORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – STOCK BASED COMPENSATION (continued)

Following is the activity under the plan.

	Nine months ended September 30, 2008 Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding, beginning of period	214,150	$10.64
Forfeited	(28,800)	10.36
Exercised	-	-
Granted	-	-

Options outstanding, end of period	185,350	$10.69

Options exercisable, end of period	158,250	$10.95

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2008 was $0.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2008	$8,176
2009	17,659
2010	2,081
Total	$27,916

 NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share:

7.

OHIO LEGACY OORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS (LOSS) PER SHARE (continued)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
BASIC:
Net earnings (loss)	$(3,769,958)	$(1,437,793)	$(3,896,716)	$(1,472,556)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564

Basic earnings (loss) per share	$(1.70)	$(0.65)	$(1.76)	$(0.66)

DILUTED:
Net earnings (loss)	$(3,769,958)	$(1,437,493)	$(3,896,716)	$(1,472,556)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564	2,214,564	2,214,564

Diluted earnings (loss) per share	$(1.70)	$(0.65)	$(1.76)	$(0.66)

The following table details, as of September 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Stock options	185,350	222,500	185,350	222,500
Stock warrants	150,000	150,000	150,000	150,000

NOTE 4 – LOANS

Loans, by collateral type, were as follows at September 30, 2008, and December 31, 2007:

	September 30, 2008		December 31, 2007
	Balance	Percent	Balance	Percent

Residential real estate	$38,544,533	29.8%	$36,548,271	27.4%
Multifamily residential real estate	6,428,966	5.0	7,918,222	5.9
Commercial real estate	54,398,620	42.0	59,574,635	44.7
Construction	11,323,322	8.8	10,714,524	8.0
Commercial	10,913,238	8.4	12,528,137	9.4
Consumer and home equity	7,789,807	6.0	6,141,568	4.6
Total loans	129,398,487	100.0%	133,425,357	100.0%
Less: Allowance for loan losses	(1,631,011)		(1,622,906)
Net deferred loan fees	(116,761)		(159,980)
Loans, net	$127,650,714		$131,642,471

8.

OHIO LEGACY OORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS (continued)

At September 30, 2008, and December 31, 2007, approximately $30,049,000 and $24,543,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance, beginning of period	$1,632,253	$1,766,379	$1,622,906	$1,757,110
Provision for loan losses	608,996	3,089,650	620,496	3,146,650
Loans charged-off	(634,369)	(2,852,022)	(658,902)	(2,904,633)
Recoveries	24,131	361	46,511	5,241
Reduction of allowance for loans sold	-	(384,787)	-	(384,787)

Balance, end of period	$1,631,011	$1,619,581	$1,631,011	$1,619,581

Allowance for loan losses, percent of total loans	1.26%	1.18%

Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2008, and December 31, 2007:

	September 30, 2008	December 31, 2007

Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans, includes smaller balance homogeneous loans	5,220,583	4,205,143

Impaired loans, included in nonaccrual loans	5,081,445	3,550,936
Amount of the allowance for loan losses allocated	$-	$11,472

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Residential real estate	$2,043,334	$136,716
Land development	2,013,831	2,279,651
Total real estate owned	$4,057,165	$2,416,367

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense.

Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate. Real estate owned at September 30, 2008 and December 31, 2007 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

9.

OHIO LEGACY OORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER THAN TEMPORARY IMPAIRMENT

The Company owns preferred stock issued by the Federal Home Loan Mortgage Corporations (FHLMC) and the Federal National Mortgage Association (FNMA). As a result of the actions taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008 with respect to FNMA and FHLMC, the value of the stock declined substantially. The Company determined this devaluation to be other-than-temporary in nature and recorded an additional charge to earnings of $2,700,024 as of September 30, based on the market prices at the end of the quarter. For the year to date, other-than-temporary charges on these securities total $2,859,024. The market value of the securities at the end of the quarter was $200,000. Future declines in value could result in additional impairment charges.

NOTE 7 – FAIR VALUE MEASUREMENT

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2008	Quoted Prices on Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$32,952,733	$200,000	$32,752,733	$-

10.

OHIO LEGACY OORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENT (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2008	Quoted Prices on Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,081,445	$-	$685,208	$4,396,237

Level 2 inputs, which are quoted prices from a third party in non-active markets were obtained on a limited number of loans. Impaired loans are generally measured for impairment using the fair value of the loan, or the fair value of the collateral for collateral-dependent loans, which is a Level 3 input. The loans had a carrying amount of $5,081,445 with valuation allowance of $0. Impairment charges which were reflected as charge-offs through the allowance for loan losses during the period were $435,945.

NOTE 8 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and the related tax effects were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net earnings (loss)	$(3,769,958)	$(1,432,793)	$(3,896,716)	$(1,472,556)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities arising during the period	(2,561,785)	106,398	(3,071,830)	124,382
Less: reclassification adjustment for losses (gains) included in net income	2,700,024	340,066	2,859,024	340,066
Net unrealized gains (losses)	138,239	446,464	(212,806)	464,448
Income tax effect	(47,001)	(151,798)	72,354	(157,912)
Other comprehensive income (loss), net of tax	91,238	294,666	(140,452)	306,536
Comprehensive income (loss)	$(3,678,720)	$(1,138,127)	$(4,037,168)	$(1,166,020)

NOTE 9 – PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM

On October 3, 2008, Congress passed the emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5.0% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9.0% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and is subject to approval by the Treasury.

11.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	deterioration in securities markets due to a lack of liquidity and demand for securities related to real estate,

•	changes in government regulation; and

•	general economic and business conditions.

12.

OHIO LEGACY CORP

OVERVIEW

The following key items summarize the Company’s financial results through September 30, 2008:

▪	The company recognized an other-than-temporary impairment (OTTI) charge of $2.7 million for Fannie Mae and Freddie Mac Preferred Shares in the third quarter and $2.9 million for the year to date
▪	The company wrote down the value of assets held in its OREO portfolio by $436,006
▪	The company took a loan loss provision expense of $608,996 during the third quarter

Credit Quality– The provision for loan losses totaled $609,000 and $620,500, respectively, for the quarter and the first nine months of 2008. The Company’s level of non-performing loans has increased during the year, with $5.2 million categorized as non-accrual and $4.1 million as other real estate owned (OREO.) Criticized substandard loans that are still accruing also remained high at $2.2 million. At December 31, 2007, non-accrual loans were $4.2 million, other real estate owned was $2.4 million and loans criticized but still accruing were $3.1 million. Management believes that these loans are correctly valued. The Company is actively monitoring all substandard, non-accrual and OREO assets through monthly or more frequent reviews of each relationship. The provision expense and write-down in value of OREO assets was largely due to two residential subdivisions that the company financed in 2004. The slowdown in the housing market has driven the appraised values of these properties lower through the decrease in “absorption rates”– the speed at which the subdivisions will be completed. As a result, the net present values of these properties have been reduced. Actual lot prices in both of these subdivisions seem to be holding steady; however sales across the markets in which these properties are located are sluggish. Due to the unpredictable nature of the housing economy, it is difficult to determine if and when sales could regain speed.

Net Interest Income – Interest income was down compared to the same period in 2007, reflecting both the decrease in interest rates and the reduction of $38.9 million in earning assets as a result of the sale of loans associated with the Millersburg office during the third quarter of 2007. Respectively, for the quarter and for the first nine months of 2008, interest income fell $1.0 million or 28.3% and $2.8 million or 25.3% compared to the same periods a year ago. Interest expense for the same periods declined $0.9 million or 43.5% and $2.2 million or 36.2%. The net interest margin increased to 3.41% in the third quarter, compared to 3.08% for the same period last year. For the year to date through September 30, the net interest margin was 3.34% compared to 3.08% in 2007.

Noninterest Income – Compared to the third quarter and the first nine months of 2007, noninterest income fell $4.2 million and $4.4 million, respectively. Both quarters included significant unusual transactions. We recorded an other-than-temporary impairment charge of $2.7 million on the Company’s holdings of the preferred shares of FHLMC and FNMA and direct write-downs of other real estate of $436,000 as of September 30, 2008. In the previous year, the Bank recorded a $2.1 million gain on the sale of the Millersburg branch, which was partially offset by a $660,000 write-down of other real estate owned and a $340,100 loss on the sale of available for sale securities during the third quarter.

Noninterest Expense – The Company continued to focus on reducing and stabilizing noninterest expense levels, resulting in declines of $238,000 or 11.4% and $811,200 or 13.5% for the quarter and the first nine months of 2008 compared to 2007. Salaries and professional fees accounted for the largest share of this reduction, with decreases of $182,300 and $126,700 respectively for the quarter and $561,200 and $236,100 respectively for the first nine months of the year. Other non-interest expense is the only category showing material increases, which is due largely to costs associated with the management of the OREO portfolio. The Company has not disposed of several properties according to its original timetable, which is increasing the maintenance, repair and tax costs associated with holding these properties.

Loans and Leases – Loan balances decreased $4.0 million from December 31, 2007. Our financial plan for 2008 did not include any loan growth, which reflects the Company’s decision to reduce the concentration of commercial real estate assets in our portfolio. Commercial real estate loans have declined $5.2 million since the end of 2007, and residential real estate loans have increased by $2.0 million. Virtually all residential real estate loans are in-market and conforming loans.

Deposits – Non-interest bearing demand deposits were up $2.7 million or 18.6% since December 31, 2007, while interest-bearing demand deposits decreased $1.0 million or 10.3% during the same period. Money market and savings balances were essentially unchanged at $49.7 million Certificates of deposit declined by $9.0 million or 12.3% since year end. The changes in the mix of deposits reflect the Company’s continued focus on growing core deposit relationships and reducing its dependence on higher cost CDs. Certificate of deposit pricing in our markets has been irrationally high due largely to the liquidity positions of several large super-regional bank competitors. The Company has opted to not meet this price competition, which has contributed in large part to the CD run-off noted above. We have replaced the funding with FHLB advances, which is not a core funding strategy. However, given the dramatic differences in funding costs, the Company has consciously chosen this route for the time being.

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

FINANCIAL CONDITION – SEPTEMBER 30, 2008 COMPARED TO DECEMBER 31, 2007

Assets. At September 30, 2008, assets totaled $180.0 million, down from $180.3 million at December 31, 2007. Growth in securities and other real estate offset declines in net loans. Our balance sheet strategy for the year was to maintain year end levels as we continued to restructure the earning asset portfolio.

Securities. Total securities increased by $3.9 million to $36.0 million. The portfolio consists primarily of mortgage backed securities, which provide cash flow that can be used to fund additional loan growth, liability runoff or be reinvested. At September 30, 2008 we believe the effective duration of the portfolio excluding equity investments was approximately 3.8 years. The unrealized loss on the portfolio, net of tax, was approximately $136,516, compared to a gain of $3,900 at year end. The market has experienced significant volatility in prices and yields due to ongoing concerns about the economy in general and the mortgage sector in particular.

The Company recorded an other-than-temporary impairment charge of $2.9 million on its holdings of preferred shares of FHLMC and FNMA. As of September 30, the price of these securities had declined over 93% from their original cost as a result of the Treasury Department’s actions during the quarter.

Loans. At September 30, 2008, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $127.7 million, a decrease of just under $4.0 million compared to December 31, 2007. Commercial real estate loans make up the largest segment of the portfolio, but decreased from 44.7% of loans at year end to 42.0% as of September 30, 2008. Residential real estate loans increased from 27.4% of loans to 29.8% during the period. The Company remains committed to a long-term strategy of diversifying the mix of the loan portfolio by adding high-quality commercial business banking assets while maintaining or reducing real estate-based assets.

14.

OHIO LEGACY CORP

Allowance for loan losses and asset quality. Nonperforming loans totaled $5.2 million at September 30, 2008 compared to $4.2 million at December 31, 2007 and $4.0 million at June 30, 2008. The increase is the result of the addition of ten relationships totaling approximately $3.4 million to the category. This was offset by $1.8 million in balances transferred to other real estate, $0.8 million in balances paid down or paid off and $12,500 in balances charged off. Loans are considered nonperforming if they are impaired or if they are in non-accrual status. We review nonperforming loans on a weekly basis to assess the risk of loss. Our OREO totals and individual properties continue to be monitored very closely. We believe that we will continue to see movement on this front as properties that have been in foreclosure for some time work through the sheriff’s sale process and others for which we have now acquired the deeds to begin to sell. We do not believe that we will see net reductions to this category for some time; however, we believe that if we do experience movement of properties in and out of this category over the next three quarters it will represent success as we gradually eliminate the amount of impaired assets that the Company is managing.

The allowance for loan losses totaled $1.6 million at September 30, 2008, essentially unchanged since year end 2007. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons, and will increase the allowance for loan losses if we believe losses have been incurred. As a percentage of total loans, the allowance has increased from 1.22% to 1.26%.

Accrued interest receivable and other assets. Accrued interest receivable and other assets increased by $308,500 from year end. Higher balances of accrued interest on loans and securities accounts for approximately $100,000 of the increase and accounts receivable on one OREO property represents an additional $150,000 of the increase.

Deposits. Total deposits decreased $7.2 million to $140.0 million at September 30, 2008. Core deposit balances increased 2.4% to $75.6 million from $73.9 million at year end. Noninterest bearing demand deposits increased 18.6% to $17.0 million. We remain committed to our strategy of growing core deposits through the acquisition of business banking relationships. The certificate of deposit portfolio decreased $9.0 million during the period to $64.4 million or 46.0% of total deposits compared to $73.5 million or 49.9% of total deposits at year-end. Our deposit strategy continues to focus on reducing the size of the CD portfolio as a percentage of total deposits while increasing the average maturity. This will help reduce our overall cost of funds and provide protection against rising interest rates in the future.

Federal Home Loan Bank advances. Long term advances increased from $12.0 million at year end 2007 to $21.0 million at September 30, 2008. The growth was part of an asset/liability management strategy executed during the year to lock in long term borrowing rates at historically low levels. Four advances totaling $11.0 million with a weighted average original term of twenty-six months and a weighted average rate of 3.02% were added. A $2.0 million twenty-seven month advance with a rate of 4.94% matured early in the second quarter.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2008

The following tables set forth information relating to our average balance sheets and reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

15.

OHIO LEGACY CORP

	Three months ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	Balance	paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$1,052	6	2.38%	$4,259	$55	5.15%
Securities available for sale	36,336	447	4.90	24,761	271	4.37
Securities held to maturity	3,001	29	3.79	3,004	26	3.46
Federal agency stock	1,449	20	5.55	1,541	26	6.84
Loans (1)	125,713	2,093	6.62	169,245	3,241	7.66
Total interest-earning assets	167,551	2,595	6.16%	202,810	3,619	7.10
Noninterest-earning assets	15,329			20,001
Total assets	182,880			222,811

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,095	23	0.99%	$9,863	$49	1.96%
Savings accounts	5,420	11	0.82	7,277	14	0.78
Money market accounts	47,779	272	2.26	49,062	481	3.89
Certificates of deposit	66,963	625	3.72	95,266	1,155	4.81
Total interest-bearing deposits	129,257	931	2.87	161,468	1,699	4.18
Other borrowings	22,715	224	3.92	23,998	345	5.70
Total interest-bearing liabilities	151,972	1,155	3.02	185,466	2,044	4.37
Noninterest-bearing demand deposits	16,178			17,268
Noninterest-bearing liabilities	279			961
Total liabilities	168,429			203,695
Shareholders’ equity	14,451			19,116
Total liabilities and shareholders’ equity	$182,880			$222,811

Net interest income; interest-rate spread (2)		$1,440	3.14%		$1,575	2.73%
Net earning assets	$15,579			$17,344
Net interest margin (3)			3.41%			3.09%
Average interest-earning assets to interest-bearing liabilities	1.10x			1.09x

(1) Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2) Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3) Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net earnings (loss) totaled $(3.8) million for the three months ended September 30, 2008, or $(1.70) per diluted share, compared to $(1.4) million or ($0.65) per diluted share during the third quarter of 2007.

Net interest income. During the three months ended September 30, 2008, net interest income was $1.4 million, compared to net interest income of $1.6 million in the comparable quarter last year. The decrease in the volume of earning assets due to the branch sale was offset in large part by an increase in the net interest margin from 3.09% to 3.41%.

Interest income. Total interest income for the quarter was $2.6 million, down 28.3% from $3.6 million in the same quarter in 2007. The decrease in the both the volume and yield on earning assets contributed to the decline. Average earning assets were $167.5 million in the third quarter of 2008, compared to $202.8 in 2007. The sale of the branch in September 2007 had greater impact in subsequent quarters than in the quarter in which it occurred. The yield on earning assets decreased by 101 basis points from 7.17% to 6.16%, which also had a negative impact on total interest income.

Interest expense. For the three months ended September 30, total interest expense was $1.2 million compared to $2.0 million in the prior year. Average interest bearing liabilities declined from $203.7 million in the third quarter of 2007 to $168.4 million for the same period in 2008. The average rate dropped 135 basis points from 4.37% to 3.02%, reflecting the redemption of the Company’s subordinated debt, active management of the liability mix to reduce costs and an overall decrease in rates over the year.

16.

OHIO LEGACY CORP

Provision for loan losses. The provision for loan losses totaled $609,000 during the third quarter of 2008, compared to $3.1 million in the third quarter of 2007. One loan represented $544,000 of the 2008 total. The amount recorded in 2007 represented significant write-downs in value of a small number of large commercial relationships. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income. Noninterest income (loss) for the third quarter of 2008 was $(2.7) million compared to $1.4 million for the same period the prior year. Both periods included significant unusual items. In 2008, the Bank recorded an other-than-temporary impairment charge of $2.7 million related to FNMA and FHLMC preferred stock and $436,000 in direct write-downs of other real estate.. In 2007, the Bank recorded a gain of $2.1 million on the sale of the branch, which was offset by a loss of $340,100 on the sale of securities and a write-down in the value of loans of $660,200. Service charge income declined by $25,000, primarily as a result of the branch sale in 2007. Other income increased $64,400, due in large part to loan sales resulting from the Company’s relationship with Midwest Marketing, LLC.

Noninterest expense. Total noninterest expense decreased $238,000 to $1.9 million compared to $2.1 million for the prior year quarter. The significant changes are described below.

Salary and benefits. The largest portion of the decrease is due to a $182,300 reduction in salary and benefits as a result of the branch sale and the elimination of additional positions in the fourth quarter of 2007.

Professional fees. In the third quarter, professional fees were $126,700 lower than in the previous year, due in part to the expenses associated with the branch sale and other new product development in 2007.

Other expenses. Legal expenses related to troubled commercial loans and improvements to real estate owned increased approximately $101,200 in the third quarter of 2008 compared to the same period in 2007.

17.

OHIO LEGACY CORP

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2008

	Nine months ending September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	balance	Paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$3,407	$67	2.62%	$5,049	$198	5.23%
Securities available for sale	32,860	1,302	5.29	25,240	808	4.27
Securities held to maturity	3,002	86	3.81	2,889	75	3.46
Federal agency stock	1,485	62	5.56	1,541	74	6.43
Loans (1)	128,203	6,623	6.90	172,659	9,742	7.52
Total interest-earning assets	168,957	8,140	6.44	207,378	10,897	7.03
Noninterest-earning assets	16,017			20,491
Total assets	$184,974			$227,869

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,508	82	1.16	$9,488	89	1.25
Savings accounts	5,416	33	0.82	8,151	48	0.79
Money market accounts	46,835	955	2.72	45,290	1,310	3.87
Certificates of deposit	71,361	2,185	4.09	102,644	3,676	4.79
Total interest-bearing deposits	133,120	3,255	3.27	165,573	5,123	4.14
Other borrowings	20,348	650	4.25	23,766	996	5.61
Total interest-bearing liabilities	153,468	3,905	3.40	189,339	6,119	4.32
Noninterest-bearing demand deposits	15,435			18,129
Noninterest-bearing liabilities	548			759
Total liabilities	169,451			208,227
Shareholders’ equity	15,523			19,642
Total liabilities and shareholders’ equity	$184,974			$227,869

Net interest income; interest-rate spread (2)		$4,235	3.04%		$4,778	2.71%
Net earning assets	$15,489			$18,039
Net interest margin (3)			3.34%			3.08%
Average interest-earning assets to interest-bearing liabilities	1.10x			1.10x

FOOTNOTES TO YIELD TABLE

(1)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.
(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net earnings (loss) totaled $(3.9) million for the nine months ended September 30, 2008, or $(1.76) per diluted share, compared to $(1.5) million or $(0.66) per diluted share during the first nine months of 2007.

Net interest income. During the nine months ended September 30, 2008, net interest income was $4.2 million, compared to $4.8 million for the same period the prior year.

Interest income. Total interest income was $8.1 million for the first nine months of 2008, compared to $10.9 million for the comparable period in 2007. The decline is due to both a lower volume of earning assets as a result of the branch sale and a lower yield on those assets as the FOMC reduced the target federal funds rate 225 basis points during the nine month period. The yield on loans dropped approximately 60 basis points during the period, from 7.5% to 6.9% as variable rate notes reset downward and new volume was added at lower rates. The decline was partially offset by an increase in the yield on securities from 4.3% to 5.3% as the result of a restructuring transaction the third quarter of 2007 and ongoing purchases at market rates.

Interest expense. Total interest expense fell $2.2 million to $3.9 million in 2008, compared to $6.1 million for the same period in 2007. Deposit expense reductions accounted for $1.9 million of the decrease as a result of the both the branch sale and the previously announced strategy of focusing on lower cost transaction deposits. The redemption of the Company’s subordinated debt contributed an additional $190,000 in expense savings.

18.

OHIO LEGACY CORP

Provision for loan losses. The provision for loan losses totaled $620,500 during the first nine months of 2008, compared to $3.1 million during the same period in 2007. One commercial loan accounted for $544,000 of the provision in 2008. The amount recorded in 2007 represented significant write-downs in value of a small number of large commercial relationships. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income. Noninterest income was $(2.3) million for the first nine months of 2008, compared to $2.1 million for the same period last year. Results for both periods included material unusual entries. During 2008, the Company recorded an other-than-temporary impairment of $2.9 million related to its holdings of FNMA and FHLMC preferred securities and a $369,000 direct write-down of other real estate. During 2007, the Company recorded a gain of $2.1 million related to the branch sale, a loss of $340,100 on the sale of available for sale securities and $643,200 in write-downs of commercial loans. Total service charge income declined $120,000 due primarily to the sale of branch deposit accounts in September, 2007.

Noninterest expense. Total noninterest expense declined $811,200 to $5.2 million compared to $6.0 million for the first nine months of the prior year. The significant changes are described below.

Salary and benefits. The largest portion of the decrease is due to a $561,200 reduction in salary and benefits as a result of the branch sale and the elimination of additional positions in the fourth quarter of 2007.

Professional fees. In the first nine months of 2008, professional fees were $248,300 compared to $484,400 in the prior year. The decrease is due to fees incurred in 2007 for the sale of the branch, new deposit product development and expenses related to the sale of non-performing loans.

Other expenses. Legal expenses related to troubled commercial loans and improvements to real estate owned increased approximately $135,900 during the first nine months of 2008 compared to the same period in 2007.

STRATEGIC DEVELOPMENTS

The announcement by the Department of Treasury to cease dividend payments to preferred shareholders of Fannie Mae and Freddie Mac, both Government Sponsored Enterprises (GSEs), was stunning both in its impact and speed. Management purchased these securities less than a year ago and through the first five and a half months of this year saw little or no temporary impairment, let alone permanent impairment, in the underlying value of the securities. The first sign of potential weakness in this investment was in mid-to-late June. By the end of August these securities were trading at less than 10 cents on the dollar.

The other-than-temporary impairment charge that we recognized on this investment loss represented approximately 19.0% of our capital and creates a number of challenges for the Company. Since August we have been working through the impacts on capital and earnings and how we will adjust our Company’s profile to accommodate this latest issue. We are extremely disappointed but we still believe that efforts we have made are beginning to show progress. We continue to grow low cost deposits, our margin has been steadily improving throughout the year, our service charge and fee income numbers continue to improve, our non-interest expense numbers are better in the absolute and when adjusted for one time OREO charges, show real promise.

We continue to be challenged by a mixed story on credit quality. There is continued deterioration in segments of our commercial real estate portfolio that have multi-family or residential exposure. The increases in our OREO and non-accrual loans for the period are almost exclusively multi-family and residential real estate development loans. Most of this increase did not represent surprises as it involved loans that had been on our “quality radar” for some time. We have taken write-downs consistent with mark-to-market accounting principles and believe that we have valued these loans correctly and further, that any additional material losses on these loans are unlikely.

Credit quality continues to be our biggest concern, followed closely by capital. The improvements we are making in the core performance of the Company on net interest margin, non-interest income and non-interest expense are very important to the future strength and viability of our Company. However, we must continue to address our credit problems.

19.

OHIO LEGACY CORP

The next few years will be as interesting as we work through the unprecedented market events and economic upheaval of the last few months. We believe that there will be consolidation involving many of our larger competitors, which will create even more opportunity for strong community-focused banks to thrive. It is imperative that we improve our credit quality and capital positions in order to be able to take advantage of these times.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2007.

At September 30, 2008, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that might expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

LIQUIDITY

Liquidity refers to our ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all our financial commitments and to capitalize on opportunities for business expansion in the context of managing the Company’s interest rate risk exposure. This ability depends on our financial strength, asset quality and the types of deposit and loan instruments we offer to our customers.

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

We have activated our liquidity contingency funding plan that identifies liquidity thresholds and red flags that may provide evidence of impending liquidity crises due to recent national events. Additionally, the liquidity contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. We actively monitor liquidity risk and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.

At September 30, 2008, the balances in cash and cash equivalents were down $2.5 million from year end 2007. The reduction is due to normal business activities. Cash and cash equivalents represented 2.6% of total assets at September 30, 2008 and 4.0% of total assets at December 31, 2007.

CAPITAL RESOURCES

Total shareholders’ equity was $11.3 million at September 30, 2008, a decrease of $4.0 million from the prior year-end balance. The reduction in equity was due to the other-than-temporary impairment charge of $2.9 million related to the FNMA and FHLMC preferred shares owned by the Company, $620,000 in loan loss provision and the $436,000 direct write-down of other real estate.

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

20.

OHIO LEGACY CORP

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2008:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$12,565	9.3%	$10,794	8.0%	$13,493	10.0%

Tier 1 capital to risk-weighted assets	$10,934	8.1%	$5,397	4.0%	$8,096	6.0%

Tier 1 capital to average assets	$10,934	6.0%	$7,325	4.0%	$9,156	5.0%

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. Based on its year to date and previous year’s earnings, the Company is not able to declare dividends without prior approval from its regulators. As a result of the write-downs in value of both loans and securities in the third quarter, the Bank no longer meets the definition of well-capitalized. In addition to the dividend restrictions above, the Bank is not permitted to issue brokered deposits without prior approval from its regulators.

21.

OHIO LEGACY CORP

Item 3. Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

As of September 30, 2008, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

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

23.

OHIO LEGACY CORP

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.5	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.6	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.8	(5)	Lease Agreement dated October 2001 by and between Shee-Bree’s, L.L.C. and Ohio Legacy Corp
10.11	(7)	Employment Agreement with Mr. Kramer
10.12	(8)	Change in Control Agreement with Mr. Williams
10.13	(8)	Change in Control Agreement with Mr. Spradlin
10.14	(8)	Change in Control Agreement with Mr. Dodds
10.15		Loan Processing Agreement dated April 28, 2008 by and between Midwest Mortgage Processing, LLC and Ohio Legacy Bank, N.A.
10.16		Administrative Services Agreement dated April 28, 2008 by and between JMC Marketing Ltd. And Ohio Legacy Bank, N.A.
10.17		Guaranty dated April 28, 2008 by and between James A. Hinkle, Cheldon Rose, Michael Prall and Ohio Legacy Bank, N.A.
10.18		First Addendum to Administrative Services Agreement dated September 30, 2008 by and between JMC Marketing Ltd. And Ohio Legacy Bank, N.A.
11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 on page 8 of this Form 10-Q)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Chief Financial Officer
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

24.

OHIO LEGACY CORP

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: November 14, 2008	By:	/s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer and acting
Chief Financial Officer

25.