Form 10-K
period 2008-12-31
OHIO LEGACY CORP
filed 2009-04-03
CIK 1096654

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended:  December 31, 2008

Commission File Number: 000-31673

OHIO LEGACY CORP
(Exact name of registrant as specified in its charter)

Ohio	34-1903890
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2375 Benden Drive Suite C, Wooster, Ohio 44691
(330) 263-1955
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:  none

Securities registered pursuant to section 12(g) of the Act:  common stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filed and smaller reporting company” in Rule 12b-2 of the Exchange Act.
                Large accelerated filer ☐                                                      Accelerated filer ☐
                Non-accelerated filer  ☐                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Based on the closing sales price of $5.50 on June 30, 2008, the aggregate market value of Ohio Legacy Corp stock held by non-affiliates was $8,244,929.

Ohio Legacy Corp’s only class is common stock, without par value, of which 2,214,564 shares were outstanding on March 30, 2009.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

PART I	3

Item 1. Description of Business	3
Item 2. Description of Property	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15

PART II	15

Item 5. Market for Common Equity and Related Stockholder Matters	15
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis	16
Item 8. Financial Statements	24
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	52
Item 9A(T). Controls and Procedures	52
Item 9B. Other Information	52

PART III	52

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	52
Item 11. Executive Compensation	52
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13. Certain Relationships and Related Transactions and Director Independence	53
Item 14. Principal Accountant Fees and Services	54
Item 15. Exhibits	54
55
SIGNATURES
EX-14 Code of Ethics
EX-20 Proxy Statement
EX-21 Subsidiary of Ohio Legacy Corp
EX-23 Consent of Crowe Horwath LLP
EX-31.1 302 Certification for CEO, CFO, and President
EX-31.2 Rule 13a-14(a)/15d-14(a) Certifications
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

Commercial and Construction Lending Products

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from the cash flow of the related businesses.  These loans typically are secured by business assets such as equipment or inventory.  When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner.  As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks.  These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry.  Management reviews the borrower’s cash flows when deciding whether or not to grant the credit.  Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.  Additionally, the historical performance of the company the business principles and the industry are reviewed prior to the extension of credit.  Commercial loans comprised 9.3% of the loan portfolio at December 31, 2008.

Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings; and are dependent on the ability of the related business to generate adequate cash flow to service the debt.  These loans primarily carry variable interest rates.  Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less.  Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.  Commercial real estate and multifamily real estate loans comprised 47.9% of the loan portfolio at December 31, 2008.

Construction loans are secured by residential and business real estate.  The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects.  While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase.  Construction loans also are generally made in amounts of 80% or less of the value of collateral.  Construction loans comprised 8.3% of the loan portfolio at December 31, 2008.

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

Residential real estate, consumer and home equity loans comprised 34.5% of the total loan portfolio at December 31, 2008.

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

Employees

At December 31, 2008, the Bank employed 54 full-time equivalent employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees.  No employee is represented by a union or collective bargaining group.  Management considers its employee relations to be good.  Ohio Legacy has no employees who are not also employed by the Bank.

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

 At December 31, 2008, the Bank was undercapitalized according to the guidelines above. The Board of Directors of the Bank entered into a Consent agreement with the OCC dated February 17, 2009 that calls for the Bank to reach and maintain a minimum of 8.75% tier 1 capital and 13.25% risk based capital by August 31, 2009. The Bank initiated several short and intermediate term strategies to improve its capital position. The Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors. Additionally, during the first quarter of 2009, the Bank sold approximately $28.4 million of debt and mortgage backed securities issued by FNMA or FHLMC, which have a 20% risk weighting, and purchased the same amount of mortgage backed securities issued by GNMA, which have a 0% risk weighting. The gain of $685,900 realized from the sales will result in an increase in capital of the same amount. The Company also expects to recognize a tax refund of approximately $245,000 as the result of a recent change in the tax code that extends the ability to carry net operating losses back five years. Management anticipates the results of these strategies will return the Bank to adequately capitalized as defined under the prompt corrective action regulations at March 31, 2009. See Note 17 for additional discussion on these matters.

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

Forward-Looking Statements.  This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), as amended, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology.  All statements other than statements of historical fact included in this annual report on Form 10-K regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.  These forward-looking statements also include, but are not limited to:

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-K.

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

	Year ended December 31,
	2008				2007
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	2,677		69	2.59%	5,245		263	5.01%
Securities available for sale	32,839		1,731	5.27	24,895		1,116	4.48
Securities held to maturity	3,001		115	3.81	2,917		111	3.81
Federal bank stock	1,478		82	5.49	1,541		98	6.36
Loans (1)	127,825		8,681	6.79	164,216		12,198	7.43
Total interest-earning assets	167,820		10,678	6.36	198,814		13,786	6.94
Noninterest-earning assets	16,342				17,637
Total assets	$184,162				$216,451

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	9,299		99	1.07	9,465		135	1.43
Savings accounts	6,737		91	1.36	7,578		59	0.78
Money market accounts	45,317		1,159	2.56	45,160		1,725	3.82
Certificates of deposit	69,298		2,741	3.95	95,738		4,563	4.77
Total interest-bearing deposits	130,651		4,090	3.13	157,941		6,482	4.10
Other borrowings	22,776		908	3.98	21,404		1,194	5.58
Total interest-bearing liabilities	153,427		4,998	3.26	179,345		7,676	4.28
Noninterest-bearing demand deposits	15,930				16,834
Noninterest-bearing liabilities	500				923
Total liabilities	169,857				197,102
Shareholders’ equity	14,305				19,349
Total liabilities and shareholders’ equity	$184,162				$216,451

Net interest income; interest-rate spread (2)			5,680	3.10%			6,110	2.66%
Net earning assets	14,393				$19,469
Net interest margin (3)				3.38%				3.08%
Average interest-earning assets to interest-bearing liabilities	1.09	x			1.11	x

(1)	Average loans are net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets. Fee income is included in interest earned.
(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	(97)	(97)	(194)	33	(1)	32
Securities available for sale	396	219	615	(239)	163	(76)
Securities held to maturity	3	1	4	110	4	114
Federal bank stock	(4)	(12)	(16)	2	7	9
Loans	(2,536)	(981)	(3,517)	(426)	594	168
Total assets	$(2,238)	$(870)	$(3,108)	$(520)	$767	$247

Change in interest expense attributable to:
Interest-bearing demand deposits	(2)	(34)	(36)	4	64	68
Savings accounts	(7)	39	32	(32)	(5)	(37)
Money market accounts	6	(572)	(566)	458	150	608
Certificates of deposit	(1,128)	(694)	(1,822)	(199)	591	392
Other borrowings	73	(359)	(286)	(520)	171	(349)
Total interest-bearing liabilities	$(1,058)	$(1,620)	$(2,678)	$(289)	$975	$683

Change in net interest income			$(430)			$(436)

Industry Guide 3 - Item II. Investment Portfolio

A.	This information is contained in Note 2 to the Consolidated Financial Statements on page 37.

B.
 Other securities consist of Federal Home Loan Bank and Federal Reserve Bank stock that bears no stated maturity or yield and FNMA and FHLMC preferred stock that has a stated rate and an initial call date of five years from the date of issuance. However, based on actions taken by the Treasury Department on September 7, 2008, the dividend on the preferred stock has been suspended indefinitely.

Maturities of Investment Securities (Dollars in thousands)
	No Stated Maturity		Due in one year or less		Due after one through five years		Due after five through ten years

	Amount	Weighted Average Yields	Amount	Weighted Average Yields	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored agencies	-	-	-	-	1,032	5.0%	-	-
Mortgage-backed	-	-	20	5.1%	554	4.5%	1,411	4.6%
Municipal	-	-	-	-	-	-	1,114	5.1%
Other securities (1)	1,513	5.1%	100	2.4%	-	-	-	-
Total securities	1,513	5.1%	120	2.8%	1,586	4.8%	2,525	4.8%

	Due after ten years		Total
	Amount	Weighted Average Yields	Amount	Weighted Average Yield
U.S. Government sponsored agencies	-	-	1,032	5.0%
Mortgage-backed	29,652	5.4%	31,637	5.4%
Municipal	1,890	5.7%	3,004	5.5%
Other securities	-	-	1,613	4.9%
	31,542	5.4%	37,286	5.3%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

C.
At December 31, 2008, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government -sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

Industry Guide 3 - Item III. Loan Portfolio

A.	Types of Loans

This information is contained in Note 3 to the Consolidated Financial Statements on page 40.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of
December 31, 2008:

	Maturing
(Dollars in thousands)	One year or less	After one through five years	After five years	Total
Commercial	$7,633	$2,380	$2,069	$12,082
Commercial real estate	5,372	4,711	52,397	62,480
Real estate construction	6,846	623	3,331	10,800
Total	$19,851	$7,714	$57,797	$85,362

Amount of loans reported above due after one year, which have adjustable interest rates:

Fixed rate	$5,471
Adjustable rate	60,040
Total	$65,511

C.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans - This information is contained in Note 3 to the Consolidated Financial Statements on page 40.

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

When analysis of a borrower's operating results and financial condition indicates the borrower’s underlying cash flows are not adequate to meet debt service requirements, the loan is evaluated for impairment. Smaller-balance homogeneous loans are evaluated for impairment in total.  These loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer, credit card and home equity loans.  Commercial, agricultural and commercial real estate loans are evaluated individually for impairment.  In addition, loans held for sale and leases are excluded from consideration of impairment.

Loans individually considered impaired are carried at (a) the present value of expected cash flows, discounted at the loan’s effective interest rate, or (b) at fair value of collateral, if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2.
Potential Problem Loans - At December 31, 2008, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms and that are not included above in Industry Guide 3 - Item III.C.1.

3.	Foreign Outstandings - There were no foreign loans outstanding during any period presented.

4.
Loan Concentrations - At December 31, 2008, approximately $5,332,000 of loans were made to individuals or companies involved in the rental of residential real estate. This concentration accounts for 4.1% of total loans at that date.  Loans to individuals or companies involved in the leasing of commercial real estate total $7,905,000 or 6.1% of total loans at December 31, 2008.

C.	Other Interest-bearing Assets - At December 31, 2008, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Item III.C.1. or 2 if such assets were loans.

Industry Guide 3 - Item IV.  Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31 was as follows:

	2008	2007

Balance, January 1	$1,622,906	$1,757,110
Provision for loan losses	2,361,496	3,482,854
Loans charged-off:
Commercial	(162,775)	(1,807,150)
Residential real estate	(19,190)	(1,033,553)
Construction	(544,000)	(378,757)
Consumer and home equity	(39,630)	(23,051)
Total loans charged-off	(765,595)	(3,242,511)
Recoveries
Commercial	104,353	5,000
Residential real estate	20,603	2,500
Consumer and home	54,520	2,740
Total recoveries	179,477	10,240

Reduction in allowance for loans sold	-	(384,787)

Balance, December 31	$3,398,284	$1,622,906

Balance as a percentage of total loans	2.61%	1.22%

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

B.	Allocation of the Allowance for Loan Losses

While managements’ periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

	2008		2007
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Commercial	$911,294	9.3%	$185,283	9.4%
Commercial real estate	1,040,594	43.7	744,692	44.7
Multifamily residential real estate	182,758	4.2	99,936	5.9
Residential real estate	485,628	28.5	357,254	27.4
Construction	617,375	8.3	164,850	8.0
Consumer and home equity	160,635	6.0	70,891	4.6
Total	$3,398,284	100.0%	$1,622,906	100.0%

Industry Guide 3 - Item V. Deposits

A.	Average Amount and Average Rate Paid On Deposits. This information is contained in Note 7 to the Consolidated Financial Statements.

B.	Other categories – not applicable.

C.	Foreign deposits – not applicable.

D.	The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2008:

Three months or less	$5,575,710
Over three through six months	2,409,268
Over six through twelve months	8,944,264
Over twelve months	10,982,327

Total	$27,911,569

E.	Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI. Return on Equity and Assets

	2008	2007
Return on average assets	(3.28)	(1.68)
Return on average equity	(42.27)	(18.81)
Dividend payout ratio	0.0	0.0
Average shareholders equity to average assets	7.77	8.94

Industry Guide 3 - Item VII. Short-Term Borrowings

During 2008 the Company entered into repurchase agreements and short-term FHLB advances.  This information is contained in Notes 8 and 9 to the Consolidated Financial Statements.

Item 2. Description of Property.

The Bank currently owns or leases and operates four banking offices, including its main office, and an operations center:

1.	Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)
2.	Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (operating lease)
3.	Wooster Milltown Branch Office, 3562 Commerce Parkway, Wooster, Ohio 44681 (own)
4.	North Canton Branch Office, 600 South Main Street, North Canton, Ohio 44720 (own)
5.	Wooster Operations Center, 2375 Benden Drive Suite C, Wooster, Ohio, 44691 (operating lease)

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

No matters were submitted to a vote of the security holders in the fourth quarter of 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is publicly traded on the NASDAQ SmallCap Market under the ticker symbol OLCB. At March 15, 2009, there were 2,214,564 Common Shares of the Company issued and outstanding and there were 249 holders of record. The following table summarizes the highest and lowest closing price of the Company’s stock during 2008 and 2007:

	2008		2007
	HIGH	LOW	HIGH	LOW
First Quarter	$7.00	$5.02	$10.40	$8.31
Second Quarter	6.75	5.50	9.06	8.08
Third Quarter	6.75	4.36	8.88	8.00
Fourth Quarter	5.08	1.20	8.90	4.20

No cash dividends were paid during 2008 or 2007. The information regarding the restrictions on the Company’s ability to pay dividends is contained in Note 13 to the Consolidated Financial Statements.

There are no matters to report under (b) and (c) of this Item 5.

Item 6.  Selected Financial Data

There are no matters to report under this item.

Item 7.  Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition and results of operations as of and for the years ended December 31, 2008 and 2007. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report.  As used herein and except as the context may otherwise require, references to "the Company," "we," "us," or "our" means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (the Bank).

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

The major focus of the Company at the current time is credit quality and capital restoration. Continued weakness in the overall economy has had a negative impact on the performance of loans in the portfolio. The effort to manage the Company’s portfolio of other real estate represents a significant commitment of time and resources. The OREO portfolio at year end consisted of 12 relationships and a total of 31 properties. The market for these types of impaired properties is extremely distressed at this time. However, during the fourth quarter the company acquired the deeds to two residential real estate subdivisions and four residential rental properties. During the same period we disposed of two residential rental properties. Since year-end, the Company has entered into contracts to sell five single family properties, totaling nearly $1,000,000 in carrying value. Management continues to work to sell the remaining inventory.  We anticipate acquiring another seven property deeds in 2009, with a goal of disposing of 22 existing properties during the year. With the housing economy continuing to struggle, disposal of these assets without taking additional losses will be difficult. Our preference is to acquire the deeds through negotiated agreement but in several instances we have been forced to initiate foreclosure proceedings. Given the extent of the backlog in the foreclosure courts, this process continues to be unusually slow and long, which further delays the point at which we can begin to market the properties.

As a result of credit-related charges and the loss associated with the Fannie Mae and Freddie Mac securities, our capital has been reduced by over $8.9 million in the last two years. On an operating basis, we continue to focus on reducing funding costs and operating expense and maintaining or increasing our margins. To that end, during the fourth quarter we eliminated several positions, reducing our projected 2009 salary and benefit costs over $400,000. However, these savings will be offset, at least in part, by rising Federal Deposit Insurance Corporation premiums and other regulatory related costs. The loss of capital and our strategies to effectively deal with this situation is a compelling challenge on which management and the Board of Directors is focused.

The Board of Directors of the Bank entered into a Consent Order with the OCC on February 17, 2009, the details of which were announced in an 8-K filed with the SEC on February 20, 2009.  The Order has four articles focusing on capital adequacy and asset quality.  Management and the Board of Directors of the Bank are committed to being in compliance with each article within the prescribed timeframes, to the best of their ability.  Management and the Board of Directors of the Bank are exploring each and every option that will enable the Bank to reach the capital minimums and asset quality ratios prescribed by the Order. The Board of Directors has retained the services of the investment banking firm Stifel, Nicolaus to explore the specific option of raising private equity capital or merging with or being acquired by another financial institution or other interested investors. Additionally, during the first quarter of 2009, the Bank sold approximately $28.4 million of debt and mortgage backed securities issued by FNMA or FHLMC, which have a 20% risk weighting, and purchased the same amount of mortgage backed securities issued by GNMA, which have a 0% risk weighting. The gain of $685,900 realized from the sales will result in an increase in capital of the same amount. The Company also expects to recognize a tax refund of approximately $245,000 as the result of a recent change in the tax code that extends the ability to carry net operating losses back five years. Management anticipates the results of these strategies will return the Bank to adequately capitalized as defined under the prompt corrective action regulations at March 31, 2009. See Note 17 for additional discussion on these matters.

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

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $2,138,000 will expire as follows: $1,419,000 on December 31, 2027 and $1,094,000 on December 31, 2028. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Notes 1 and 11 to our audited consolidated financial statements.

FINANCIAL CONDITION – DECEMBER 31, 2008, COMPARED TO DECEMBER 31, 2007

Cash and cash equivalents. Cash and cash equivalents increased by $4.4 million during the year. The change was primarily the result of growth in deposits in response to special deposit promotions begun in mid-December, 2008.

Securities. The portfolio increased by $3.7 million to $35.7 million at year end. As the economy continued to worsen throughout the year, available funds were added to the portfolio as opportunities for profitable loan growth diminished. The increase was offset in part by a $2.9 million write-down due to an other-than-temporary impairment of the Company’s holdings of preferred stock issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC.)

Loans. At December 31, 2008, the loan portfolio, net of the allowance for loan losses and deferred fees, was $126.8 million, a decrease of $4.8 million, or 3.7% from December 31, 2007.  This was largely the result of the Company’s continued emphasis on reducing its concentration of commercial real estate loans as that sector of the market started showing weaknesses that transferred from the subprime mortgage sector.

Allowance for loan losses. The allowance for loan losses increased to $3.4 million at December 31, 2008 compared to $1.6 million at December 31, 2007.  The allowance for loan losses as a percentage of loans increased from 1.22% at December 31, 2007, to 2.61% at December 31, 2008. The increase in both the dollar amount and the ratio is due  in part to a revision in the calculation method for the allowance that more heavily weights recent loss experience and also to increases in reserves for two specific loans.

Provision for loan loss expense year-over-year decreased from $3.5 million in 2007 to $2.4 million in 2008. Provision expense replaces reserves used to charge off or write down existing loans as well as to provide reserves for probable future losses.  Of the total expensed in 2008, $620,000 was related to valuation write-downs and charge-offs of specific non-performing loans, $969,000 was to increase the overall level of reserves to total loans and $772,000 was to create specific reserves for two loans as a result of events subsequent to December 31, 2008. During the first quarter of 2009, management has determined that the collateral pledged to secure a $572,000 loan to a real estate developer has little or no value and the ability of the borrower to fulfill his personal guarantee is impaired. The loan was 90 days past due at year-end. The second loan, with a balance of $663,800, involves a condominium project that has experienced construction issues requiring the project to be stopped and vacated. Management has determined that this loan has impairment characteristics that necessitate a specific reserve of $200,000. The owners, the bank group participants and the insurance company providing the builder’s risk policy have agreed to a mediation hearing, scheduled for May, 2009. This hearing will provide more clarity as to the potential risk of loss for this property.

Premises and equipment. The net investment in premises and equipment increased from $2.9 million at December 31, 2007 to $3.3 million at December 31, 2008, as a result of the purchase of the Milltown branch building that was previously leased.

Intangible assets. The Company continues to amortize its intangible assets on an accelerated schedule. These assets are the identified intangibles associated with the acquisition of certain core deposits in 2004. At year-end, approximately $60,000 remains to be amortized by 2010.

Federal bank stock. We are required to purchase shares of stock in the Federal Reserve Bank and the Federal Home Loan Bank based on our capital and borrowing levels. During 2008, the Company redeemed 2,514 shares totaling $125,700 to the Federal Reserve Bank as a result of losses recorded in 2007 and 2008. The Company acquired 396 additional shares of Federal Home Loan Bank stock totaling $39,600 through the mandatory reinvestment of dividends. The outstanding balances at December 31, 2008 were $435,100 and $1,020,000, respectively.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased from $1.5 million to $1.4 million as a result of normal business activities.

Deposits. During 2008, total deposits decreased $1.6 million to $145.7 million.  The Company continued to focus on growing low cost core deposits and reducing higher cost certificate of deposit balances, especially in cases where no other deposit or loan relationship exists. As a result, non-interest bearing deposits increased by 16.3% to $16.7 million and savings account balances grew by 166.2% to $14.5 million. Money market accounts decreased by $5.1 million or 11.6%.and certificates of deposit decreased by $8.0 million or 10.8%.

Repurchase agreements.  During the year repurchase agreements decreased from $2.0 million to $1.4 million.  As interest rates declined throughout the year, this product became a less attractive option for clients.

FHLB advances.  At year end 2008, Federal Home Loan Bank advances were $27.9 million versus $14.0 million for the same period a year ago. The Company took advantage of the low rate environment to lock in rates for two and three year terms in lieu of higher cost certificates of deposit.

Accrued interest payable and other liabilities. Accrued interest payable and other liabilities increased from $1.1 million to $1.6 million during the year. The difference is primarily the result of an increase in accrued taxes on the unrealized gain in the securities portfolio.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2008 AND 2007

Net interest income. For the year ended December 31, 2008, net interest income was lower at $5.7 million, compared to $6.1 million for 2007. Net interest margin increased to 3.38% compared to 3.10% in 2007.

Interest income. Interest income decreased from $13.8 million to $10.7 million as a result of both a reduction in average earning assets of approximately $31.0 million and a 57 basis point decrease in the average yield on those assets. The level of earning assets reflects the full year impact of the sale of the Millersburg branch in the third quarter of 2007. The decline in the average yield is the result of the Federal Reserve Board’s 425 basis point reduction in interest rates during 2008.

Interest expense. Total interest expense declined from $7.7 million to $5.0 million, a decrease of 34.9%. Interest expense on deposits decreased $2.4 million to $4.1 million compared to $6.5 million in 2007.  This decline is due to a number of factors, including the full-year impact of the sale of the Millersburg branch, the strategies to reduce the level of higher cost deposits and the overall decline in market rates. Total interest expense on Federal Home Loan Bank advances increased $16,000 as the Company increased its total advances to take advantage of low rates during periods when regional pressures kept deposit rates at extremely high levels in comparison to national averages. Lower market rates contributed to a 71.9% reduction in expense on repurchase agreements from $87,500 to $24,600. The Company paid off its subordinated debentures in the third quarter of 2007, resulting in a $190,000 decrease in 2008 by comparison. Capital lease expense also declined as the Company purchased its Milltown building during the third quarter of 2008.

Provision for loan losses. The provision for loan losses in 2008 was $2.4 million compared to $3.5 million in 2007. Although the amount declined significantly, it is still high from a historical perspective. Approximately $970,000 of the provision was the result of a change in the calculation of the Bank's historical loan loss experience included in the allowance estimate to more heavily weight recent years with higher levels of loan charge-offs. An additional $772,000 was to establish specific reserves on two loans, and the remainder was to replace balances charged off throughout the year.

Noninterest income. For the year ended December 31, 2008, noninterest income decreased from $1.9 million to $(2.1 million). This decrease was predominately the result of a $2.9 million other than temporary impairment charge related to the Company’s holdings of FNMA and FHLMC preferred stock and a $544,000 direct writedown of other real estate. Service charge income declined $123,000, reflecting the full-year impact of the sale of the Millersburg branch in 2007. The gain on the sale of loans held for sale fell $27,300, or 13.2% as the secondary residential mortgage market continued to experience widespread disruption. Other income increased by $107,100, which was primarily the result of the Company’s arrangement with a third party mortgage processor. The Company terminated this arrangement in the fourth quarter of 2008. Noninterest income for 2007 also included a number of significant items, including a $2.1 million gain on the sale of the Millersburg branch, a $1.2 million direct write-down of other real estate owned and a $340,100 loss of the sale of securities available for sale.

Noninterest expense.  Total noninterest expense decreased by $786,200 to $7.3 million. The three areas detailed below account were significant contributors to the total.

Salaries and benefits decreased $791,600 from 2007, reflecting the full-year impact of the positions eliminated from the sale of the Millersburg branch and the restructuring during the fourth quarter of 2007.

Professional fees decreased $294,200 from the prior year.  The total for 2007 included legal fees associated with a number of problem credits and investment banking fees associated with the sale of the Millersburg office, and also included expenses associated with the development of several new deposit products and services.

Other expenses were approximately $481,900 higher in 2008 than in 2007. The increases were due to various expenses related to maintaining and managing properties in the OREO portfolio.

Income taxes.   The Company has no income tax expense or benefit for the year. A valuation allowance has been recorded to reduce to zero the tax benefits that would otherwise have been recorded as a result of the Company’s operating loss for 2008.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2008, our significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar adjustments. Further discussion of the nature of each obligation is included in the referenced Note to the consolidated financial statements.

(Dollars in thousands)	Note Reference	2009	2010	2011	2012	2013	Thereafter
Certificates of deposit	7	$35,111	$19,723	$8,521	$1,998	$138	$-
Repurchase agreements	8	1,406	-	-	-	-	-
FHLB advances	9	5,500	13,500	2,000	-	-	-
Capital lease obligations (1)	5	102	102	111	116	116	270
Operating leases	5	156	161	82	67	40	94
Deposits without maturity		80,214	-	-	-	-	-

(1)	Includes $348 of amounts allocable to interest payments over the remaining term of the leases.

Note 14 to the consolidated financial statements discuses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. Examples of these commitments and contingencies include commitments to extend credit to borrowers under lines of credit.

At December 31, 2008, we had no unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

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

Cash and cash equivalents increased from $7.1 million to $11.5 million at December 31, 2008. Cash and cash equivalents represented 6.1% of total assets at year-end 2008, and 3.9% of total assets at year-end 2007. The increase is primarily due to deposit promotions that were in effect in December, 2008.

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

The Company was successful in extending the average maturity of the certificate of deposit portfolio from eight months to over 14 months at year end, which reduces the magnitude of fluctuations in liquidity needs as well as the pricing risk associated with high volumes of maturities in any one month. We continued to utilize our overnight borrowing capacity at the Federal Home Loan Bank to provide temporary liquidity as deposit rates in the market remained at historically wide spreads to market rates.  The Company plans to broaden its base of low cost core deposits by continuing the successful strategies implemented in 2008.

CAPITAL RESOURCES

Total shareholders’ equity was $9.5 million at December 31, 2008, compared to $15.3 million at December 31, 2007.  The decrease was due to net losses posted for the year.

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

Regulations require a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital, and a leverage ratio of 4.0%. The Bank’s total risk-based capital is made up of Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders’ equity, less any intangible assets. Tier 2 capital is Tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets). As a result of the write-downs in value of both loans and securities, the Bank no longer meets the definition of adequately capitalized (see Note 13 to the consolidated financial statements). On February 17, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. The Order requires the Bank to increase its capital to specific levels above the minimum for well capitalized by August 31, 2009. The Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors.

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

INTEREST RATE SENSITIVITY

The following table details the variable rate composition of our interest-earning assets at December 31:

	Percent variable rate
	2008	2007
Interest-bearing deposits and federal funds sold	100%	100%
Securities	19	21
Loans	76	52
Federal bank stock	100	100
Total interest-earning assets	64	49

The Company performs liquidity risk analysis monthly and interest rate risk analysis at least quarterly. This information is used to assist in managing the balance sheet to reduce the impact of changes in interest rates on earnings and equity. Approximately 29% of the interest-earning assets and 63% of the interest-bearing liabilities on our balance sheet at December 31, 2008, were scheduled to mature or could reprice during 2009.

We believe that the Bank is "liability sensitive" over a twelve-month horizon at December 31, 2008. Usually, this would mean an increasing rate environment would cause a drop in net interest income and a falling rate scenario would have the inverse effect. However, we can not be certain that our net interest income will contract because the composition of our assets and liabilities is constantly changing due to the variability of our loan prepayment experience, the behavior of core deposit customers and other factors.

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

We believe the most significant impact on financial results is our ability to react to changes in interest rates. While we seek to maintain a fairly balanced position between interest rate sensitive assets and liabilities and to actively manage the balance sheet in order to protect against the effects of wide interest rate fluctuations on net income and shareholders’ equity, constraints on capital and other factors may also influence the implementation of various strategies.

CORPORATE GOVERNANCE AND AVAILABILITY OF REPORTS

The Company’s Board of Directors and management are focused on implementing and monitoring a strong corporate governance program and culture.  The following is a summary of specific steps the Board of Directors has taken to improve the Company’s corporate governance program:

•	The Chairman of the Board of Directors is a non-employee director.

•
After the Company’s 2005 Annual Meeting of Shareholders the Board of Directors restructured the composition of the holding company’s board.  This restructuring resulted in seven of the nine directors of Ohio Legacy meeting the more stringent independence requirements of Rule 10A-3 of the Securities Exchange Act and Section 301(3)(B) of the Sarbanes-Oxley Act of 2002.  At December 31, 2008, eight of nine directors met this threshold.

•	The Company has a Nominating and Corporate Governance Committee which includes three independent directors.

•
The Company’s Audit and Compliance Committee comprises four independent directors.  The Board has identified an audit committee financial expert who serves as Chairman of the Audit and Compliance Committee.

•
The Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers, a Director Code of Conduct and a Code of Business Conduct and Ethics for all employees of the Company and its subsidiary.

•
The Audit and Compliance Committee has developed a process for the receipt, retention and investigation of anonymous submissions by employees or external parties of concerns regarding questionable accounting or auditing matters.

The Company filed a number of corporate governance documents, including codes of conduct and ethics and committee charters with the SEC. These documents are also available on the Company’s website at http://www.ohiolegacycorp.com. On that website, shareholders and other interested parties can access the Company’s periodic and annual filings with the SEC, the Company’s Annual Report to Shareholders and insider transaction filings subject to Section 16(a) of the Exchange Act. These documents are provided free of charge and will be posted to the website as soon as practicable after the documents are filed electronically with the SEC. Additionally, inquiries or requests for paper documents can be made through the contacts listed on page 54 of this document.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s common shares from December 31, 2003, until December 31, 2008, with the cumulative total return, including reinvestment of dividends, of the NASDAQ Composite Index and the NASDAQ Bank Index.  The graph assumes the investment of $100 in the Company’s common shares, the NASDAQ Composite Index and the NASDAQ Bank Index.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Ohio Legacy Corp.	100.0	138.0	86.5	80.5	47.1	20.7
NASDAQ Stock Market (US Companies)	100.0	108.8	111.2	122.1	132.4	63.8
NASDAQ Banks	100.0	114.4	111.8	125.5	99.5	72.5

Item 8.  Financial Statements

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$7,652,710	$5,764,580
Federal funds sold and interest-bearing deposits in financial institutions	3,815,227	1,350,625
Cash and cash equivalents	11,467,937	7,115,205
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	32,726,863	29,010,334
Securities held to maturity (fair value of $3,003,825 and $2,995,122 at December 31, 2008 and 2007	2,999,813	3,002,754
Loans held for sale	1,012,038	911,906
Loans, net of allowance of $3,398,284 and $1,622,906 at December 31, 2008 and 2007	126,836,473	131,642,471
Federal bank stock	1,455,100	1,541,200
Premises and equipment, net	3,284,884	2,901,906
Intangible assets	59,901	150,322
Other real estate owned	5,215,696	2,416,367
Accrued interest receivable and other assets	1,375,369	1,488,214

Total assets	$186,534,074	$180,280,679

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,659,300	$14,329,339
Interest-bearing demand	10,070,737	9,995,343
Savings and money market	53,483,533	49,566,417
Certificates of deposit, net	65,491,464	73,458,253
Total deposits	145,705,034	147,349,352
Repurchase agreements	1,405,619	2,022,869
Short term Federal Home Loan Bank advances	6,850,000	2,025,000
Federal Home Loan Bank advances	21,000,000	12,000,000
Capital lease obligations	469,060	493,168
Accrued interest payable and other liabilities	1,583,504	1,076,647
Total liabilities	177,013,217	164,967,036
Commitments and contingent liabilities (Note 15)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized and None outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized and 2,214,564 outstanding in 2008 and 2007	18,808,311	18,781,925
Accumulated earnings (deficit)	(9,519,307)	(3,472,218)
Accumulated other comprehensive income (loss)	231,853	3,936
Total shareholders’ equity	9,520,857	15,313,643

Total liabilities and shareholders’ equity	$186,534,074	$180,280,679

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	2008	2007
Interest and dividends income:
Loans, including fees	$8,681,283	$12,197,884
Securities, taxable	1,731,333	1,116,060
Securities, tax-exempt	114,443	111,028
Interest-bearing deposits and federal funds sold and other	69,435	262,913
Dividends on federal bank stock	81,115	98,307
Total interest and dividends income	10,677,609	13,786,192

Interest expense:
Deposits	4,090,296	6,481,949
Short term Federal Home Loan Bank advances	76,638	95,600
Federal Home Loan Bank advances	728,176	693,267
Subordinated debentures	-	190,213
Repurchase agreements	24,598	87,504
Capital leases	77,898	127,580
Total interest expense	4,997,606	7,676,113

Net interest income	5,680,002	6,110,079

Provision for loan losses	2,361,496	3,482,854

Net interest income after provision for loan losses	3,318,506	2,627,225

Noninterest income:
Service charges and other fees	955,226	1,078,284
Gain on sales of loans	179,474	206,760
Gain (loss) on sales of securities available for sale, net	-	(340,066)
Other than temporary impairment of securities	(2,859,024)	-
Gain (loss) on disposition or direct write-down of other real estate owned	(537,770)	(1,167,229)
Gain on sale of branch	-	2,077,556
Other income	203,270	96,196
Total other income	(2,058,824)	1,951,501

Noninterest expense:
Salaries and benefits	3,386,041	4,177,669
Occupancy and equipment	965,895	968,484
Professional fees	333,348	627,552
Franchise tax	189,009	249,070
Data processing	677,666	702,988
Marketing and advertising	177,218	222,610
Stationery and supplies	105,907	118,030
Amortization of intangible asset	90,421	132,066
Deposit expenses and insurance	282,647	277,785
Other expenses	1,098,619	616,728
Total noninterest expense	7,306,771	8,092,982

Earnings (loss) before income taxes	(6,047,089)	(3,514,256)
Income tax expense	-	124,377

Net earnings (loss)	$(6,047,089)	$(3,638,633)

Basic net earnings (loss) per share	$(2.73)	$(1.64)
Diluted net earnings (loss) per share	$(2.73)	$(1.64)

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

	Outstanding			Accumulated
	Shares of		Accumulated	Other	Total
	Common	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2007	2,214,564	$18,737,150	$166,415	$(485,008)	$18,418,557

Stock based compensation expense		44,775			44,775

Comprehensive income (loss):
Net earnings (loss)	-	-	(3,638,633)	-	(3,638,633)
Net unrealized gain (loss) on securities available for sale arising during the period	-	-	-	488,944	488,944
Total comprehensive income (loss)					(3,149,689)

Balance, December 31, 2007	2,214,564	18,781,925	(3,472,218)	3,936	15,313,643

Stock based compensation expense	-	26,386	-	-	26,386

Comprehensive income (loss):
Net income (loss)	-	-	(6,047,089)	-	(6,047,089)
Net unrealized gain (loss) on securities available for sale arising during the period including effect of reclassifications	-	-	-	227,917	227,917
Total comprehensive income (loss)					(5,819,172)

Balance, December 31, 2008	2,214,564	$18,808,311	$(9,519,307)	$231,853	$9,520,857

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(6,047,089)	$(3,638,633)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	500,519	532,371
Securities amortization and accretion, net	19,006	70,729
Federal Home Loan Bank (FHLB) stock dividends	(39,600)	-
Origination of loans held for sale	(14,199,868)	(26,150,822)
Proceeds from sale of loans held for sale	14,279,210	26,658,146
Provision for loan losses	2,361,496	3,482,854
Loss from Ohio Legacy Trust I	-	(754)
Loss on disposition or write-down on other real estate owned	537,770	1,167,229
Loss (gain) on sale of securities available for sale	-	340,066
Other than temporary impairment of securities	2,859,024	-
Gain on sale of loans held for sale	(179,474)	(206,760)
Gain on sale of branch	-	(2,077,556)
Accretion of fair value purchase adjustments	-	(8,048)
Change in deferred income taxes and valuation allowance	-	693,103
Stock based compensation expense	26,386	44,775
Net change in:
Accrued interest receivable and other assets	112,845	(700,908)
Accrued interest payable and other liabilities	389,445	403,005
Deferred loan fees	(47,517)	(63,948)
Net cash from operating activities	572,153	544,848

Cash flows from investing activities:
Purchases of securities available for sale	(9,920,610)	(19,217,045)
Purchases of securities held to maturity	-	(804,847)
Sales of securities available for sale	-	13,147,235
Maturities, calls and paydowns of securities available for sale	3,674,321	4,338,301
Proceeds from sale of other real estate owned	385,614	734,348
Net cash from branch sale	-	17,750,281
(Purchases) or redemptions of federal bank stock	125,700	-
Net change in loans	(874,530)	2,601,426
Proceeds from sale of loans	-	612,264
Improvements to real estate owned	(356,164)	(1,507,968)
Purchases of premises and equipment	(793,076)	(217,797)
Net cash from investing activities	(7,758,745)	(17,436,193)

Cash flows from financing activities:
Net change in deposits	(1,644,318)	(15,847,672)
Net change in repurchase agreements	(617,250)	705,342
Repayment of capital lease obligations	(24,108)	(29,606)
Repayment of debt obligation	-	(3,325,000)
Proceeds from short term FHLB advances, net of repayments	4,825,000	2,025,000
Proceeds from FHLB advances	11,000,000	-
Repayments of FHLB advances	(2,000,000)	(7,433,776)
Net cash from (used by) financing activities	11,539,324	(23,905,706)

Net change in cash and cash equivalents	4,352,732	(5,924,660)
Cash and cash equivalents at beginning of period	7,115,205	13,039,865

Cash and cash equivalents at end of period	$11,467,937	$7,115,205

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,040,396	$7,824,289
Federal income taxes	-	-

Noncash transactions:
Transfer of loans to other real estate owned	$3,366,549	$243,590

See accompanying notes

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

Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio.  The Bank provides financial services through its full-service offices in Wooster, North Canton and Canton, Ohio.  Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by residential and commercial real estate.  Loans to lessors of buildings, warehouse and residential properties and to commercial and industrial building contractors represent 397.5% and 40.6% of capital, respectively. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Basis of Presentation: As more fully described in Note 17, the Board of Directors of the Company's bank subsidiary entered into a consent order with the Bank's primary federal regulator. The stringent capital requirements of this consent order create an uncertainty about the Company's ability to continue as a going concern. Management is actively pursuing various options to satisfy these requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $1,287,000 and $1,358,000 was required to meet regulatory reserve and clearing requirements at December 31, 2008 and 2007, respectively.

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Mortgage loans held for sale are generally sold with servicing rights released.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Federal Bank Stock:  The Bank is a member of the Federal Home Loan Bank (FHLB) system.  Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as federal bank stock on the balance sheet, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  Federal Reserve Bank stock is also carried at cost.  Cash dividends are reported as income.  At December 31, 2008, federal bank stock consisted of Federal Home Loan Bank stock of $1,020,000 and Federal Reserve Bank stock of $435,100. As of December 31, 2007, federal bank stock consisted of Federal Home Loan Bank stock of $980,400 and Federal Reserve Bank stock of $560,800.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed. Improvements that improve the fair value of the property are capitalized. Real estate owned at December 31, 2008 and 2007 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

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

	2008	2007
BASIC:
Net earnings (loss)	$(6,047,089)	$(3,638,633)

Weighted average common shares outstanding	2,214,564	2,214,564

Basic earnings (loss) per share	$(2.73)	$(1.64)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	2008	2007
DILUTED:
Net earnings (loss)	$(6,047,089)	$(3,638,633)

Weighted average common shares outstanding	2,214,564	2,214,564
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564

Diluted earnings (loss) per share	$(2.73)	$(1.64)

The computation of diluted earnings per share excludes dilutive potential common shares if the effect of their exercise would be antidilutive. The number of shares excluded in 2008 and 2007 was 334,700 and 364,150, respectively.

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Dividend Restriction:  Banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to Ohio Legacy.  See Note 14 for further descriptions of regulatory restrictions.

Fair Values of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications:  Some items in the prior-year financial statements were reclassified to conform to the current year’s presentation.

Adoption of New Accounting Standards:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue was effective for fiscal years beginning after December 15, 2007.  The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:  In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
Available for sale, carried at fair value:	Value	Gains	Losses

December 31, 2008
U.S. Government -sponsored enterprises	$1,031,763	$31,762	$-
Equity securities	58,000	-	(142,000)
Mortgage-backed securities	31,637,100	622,755	(161,225)

Total	$32,726,863	$654,517	$(303,225)

December 31, 2007
U.S. Government -sponsored enterprises	$1,017,652	$17,652	$-
Equity Securities	3,043,687	-	(21,894)
Mortgage-backed securities	24,948,995	178,256	(168,051)
Total
	$29,010,334	$195,908	$(189,945)

NOTE 2 – SECURITIES (continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity, carried at amortized cost:

December 31, 2008
Obligations of local governments	$2,999,813	$19,143	$(15,131)	$3,003,825

December 31, 2007
Obligations of local governments	$3,002,754	$8,222	$(15,854)	$2,995,122

Securities with unrealized losses at December 31, 2008 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,494	(28)	1,766	(133)	3,260	(161)
Equity securities	58	(142)	-	-	58	(142)

Total	$1,552	$(170)	$1,766	$(133)	$3,318	$(303)
(Dollars in thousands)
Held to maturity:
Obligations of local governments	$1,539	$(15)	$-	$-	$1,539	$(15)

Securities with unrealized losses for less than one year and one year or more at December 31, 2007, were as follows:

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	3,540	(13)	7,641	(155)	11,181	(168)
Equity securities	3,044	(22)	-	-	3,044	(22)

Total	$6,584	$(35)	$7,641	$(155)	$14,225	$(190)
(Dollars in thousands)
Held to maturity:
Obligations of local governments	$698	$(7)	$771	$(9)	$1,469	$(16)

At December 31, 2008, there were no securities with other than temporary declines in fair value as the decline in fair value is largely due to an increase in market sector pricing differentials.  Timely repayment of principal and interest

NOTE 2 – SECURITIES (continued)

on mortgage-backed securities issued by FNMA, FHLMC and GNMA is guaranteed by the issuer.  One non-agency issued mortgage-backed security has a current market value of approximately 83.7% of the amortized cost of the security.  To date, there have been no delinquencies or losses in the underlying loans and the issuer’s bonds are of high credit quality. At December 31, 2008 the Company has the intent to hold the investments until the forecasted recovery period, so the unrealized losses have not been recorded as other than temporary.

As a result of the actions of the Treasury Department in 2008, the Company recognized an other than temporary impairment of the value of preferred equity securities issued by FNMA and FHLMC in both the second and third quarters. These changes to earnings were $159,000 and $2,700,000, as of June 30, 2008 and September 30, 2008, respectively, based on the market prices at the end of the indicated quarters. For the year to date, other than temporary charges on the securities total $2,859,000. At December 31, 2008 the market value of the equities was $58,000, compared to a book value of $200,000. The decline in value in the fourth quarter was due in large part to a temporary change in the tax treatment of losses recognized on the securities if they were sold in 2008. Increases in the market prices were observed early in 2009, so management concluded the decline in value in the fourth quarter of 2008 represented only temporary impairment of these securities.

The fair value of debt securities and carrying amount, if different, at year end 2008 by contractual maturity were as follows.  Securities not due at a single maturity date, mortgage-backed securities and equity securities are shown separately.

	Held-to-maturity		Available for sale
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value

Due in one year or less	$-	$-	$1,032
Due from one to five years	514	521
Due from five to ten years	2,486	2,483	-
Due after ten years			-
Equity securities	-	-	58
Mortgage-backed	-	-	31,637
Total	$3,000	$3,004	$32,727

Securities with a fair value of $4,514,000 and $9,767,000 were pledged as collateral for public fund deposits at December 31, 2008 and 2007, respectively.  Available for sale securities with a fair value of $3,844,000 and $4,410,000 were pledged as collateral for repurchase agreements (see Note 8) as of December 31, 2008 and 2007 respectively. Available for sale securities with a fair value of $10,165,000 were pledged as collateral to the Federal Home Loan Bank as of December 31, 2008.

At December 31, 2008, there were no holdings of securities of any one issuer, other than mortgage backed securities issued by U.S. Government-sponsored enterprises, in an amount greater than 10% of shareholders’ equity. At December 31, 2007 there were no such holdings except mortgage-backed securities issued by U.S. Government-sponsored enterprises and debentures issued by the Federal Home Loan Bank.

NOTE 3 – LOANS

Loans, by collateral type, were as follows at December 31:

	2008		2007
	Balance	Percent	Balance	Percent
Residential real estate	$37,091,918	28.5%	$36,548,270	27.4%
Multifamily residential real estate	5,558,771	4.2	7,918,222	5.9
Commercial real estate	56,921,284	43.7	59,574,635	44.7
Construction	10,799,541	8.3	10,714,524	8.0
Commercial	12,082,242	9.3	12,528,137	9.4
Consumer and home equity	7,893,464	6.0	6,141,569	4.6
Total loans	130,347,220	100.0%	133,425,357	100.0%
Less: Allowance for loan losses	(3,398,284)		(1,622,906)
Net deferred loan fees	(112,463)		(159,980)

Loans, net	$126,836,473		$131,642,471

At December 31, 2008 and 2007 respectively, approximately $24,656,000 and $24,543,000 of residential real estate loans were pledged as collateral for FHLB advances.

Activity in the allowance for loan losses for the years ended December 31 was as follows:

	2008	2007

Balance, January 1	$1,622,906	$1,757,110
Provision for loan losses	2,361,496	3,482,854
Loans charged-off	(765,595)	(3,242,511)
Recoveries of charged-off loans	179,477	10,240
Reduction of allowance for loans sold	-	(384,787)

Balance, December 31	$3,398,284	$1,622,906

Balance as a percentage of total loans	2.61%	1.22%

Loans individually considered impaired and nonperforming loans were as follows at December 31, 2008 and 2007, and during the years then ended:

	2008	2007
At December 31:
Loans past due over 90 days still on accrual	$279,800	$-
Nonaccrual loans, includes smaller balance homogeneous loans	4,636,376	4,205,143
Impaired loans, included in nonaccrual loans	4,616,376	3,550,936
Impaired loans with no allowance for loan losses allocated	3,380,537	3,550,936
Amount of the allowance for loan losses allocated	772,000	-

During the year ended December 31:
Average of impaired loans during the year	$3,522,152	$2,518,559
Interest income recognized during impairment	44,835	55,904
Cash-basis interest income recognized during impairment	44,835	55,904

Interest income foregone on nonaccrual loans	$238,239	$191,756

NOTE 3 – LOANS (continued)

Loans to principal officers, directors and their affiliates in 2008 were as follows:

Balances, January 1	$4,034,258
New loans	87,593
Repayments	(210,101)
Balances, December 31	$3,911,750

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows for the years ended December 31:

	2008	2007
Residential real estate	$2,430,803	$136,716
Land development	2,784,893	2,279,651
Total real estate owned	$5,215,696	$2,416,367

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense.

Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at December 31, 2008 and December 31, 2007 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31:

	2008	2007

Land	$638,786	$524,559
Office building	2,031,368	1,477,141
Leasehold improvements	764,767	761,039
Furniture, fixtures and equipment	1,769,025	1,648,131
Premises and equipment, cost	5,203,946	4,410,870
Less: Accumulated depreciation	(1,919,062)	(1,508,964)

Premises and equipment, net	$3,284,884	$2,901,906

During the years ending December 31, 2008 and 2007, depreciation expense was $410,098 and $400,305, respectively.  Depreciation expense includes amortization of assets leased under capital leases.

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

NOTE 5 - PREMISES AND EQUIPMENT (continued)

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

The Milltown banking office is located at 3562 Commerce Parkway in Wooster, Ohio. The Bank assumed an operating lease on the property upon the consummation of a purchase and assumption agreement (discussed in Note 6) in August 2004, and subsequently purchased the building in 2008.

The North Canton banking office is located at 600 South Main Street in North Canton, Ohio.  The Bank owns the land and building, which was constructed during 2005.

Rent expense was $264,800 and $266,800 for the years ended December 31, 2008 and 2007, respectively.  Estimated rental commitments under all leases for their non-cancelable periods were as follows as of December 31, 2008:

	Operating	Capital
	Leases	Leases

2009	$155,686	$101,983
2010	161,434	101,983
2011	81,537	111,143
2012	67,328	115,724
2013	40,497	115,724
Thereafter	94,493	270,023

Total minimum lease payments	$600,975	$816,580

Amounts representing interest		(347,520)

Present value of minimum lease payments		$469,060

NOTE 6 – INTANGIBLE ASSETS

As a result of a branch acquisition in 2004, the Bank recorded intangible assets of $749,600 related to identifiable intangibles. Accumulated amortization at December 31, 2008 and 2007 totaled $689,700 and $599,300, respectively.  The asset is being amortized over an estimated life of six years using the sum-of-the-years’ digits method.  Amortization expense totaled $90,400 and $132,100 during 2008 and 2007 respectively.  The following table summarizes estimated amortization expense for the remainder of the asset’s estimated useful life:

2009	$49,632
2010	10,269

NOTE 7 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more were $27,911,600 and $26,690,700 at December 31, 2008 and 2007, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2008:

2009	$35,111,126
2010	19,723,303
2011	8,521,252
2012	1,997,992
2013	137,791
Thereafter	-

$65,491,464

Included in certificates of deposit at December 31, 2008 and 2007 were $3,159,300 and $2,961,700, respectively, obtained through the Certificate of Deposit Account Registry Service (CDARS).  This service allows deposit customers to maintain fully insured balances in excess of the $100,000 FDIC insurance limit without the inconvenience of having multiple banking relationships.  Under the reciprocal program, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $100,000. In exchange, other banks in the program agree to place their deposits with Ohio Legacy Bank, also in insurable amounts under $100,000.

The following is a schedule of average deposit amounts and average rates paid on each category for the year ended December 31:

	2008		2007
	Average	Average	Average	Average
	Balances	Rate	Balances	Rate
Noninterest-bearing demand deposits	$16,017,000	N/A	$16,834,000	N/A
Interest-bearing demand deposits	9,294,000	1.01%	9,465,000	1.43%
Savings accounts	6,745,000	1.32	7,578,000	0.78
Money market accounts	45,316,000	2.51	45,160,000	3.82
Certificates of deposit	69,278,000	3.91	95,738,000	4.77

Total deposits	$146,650,000		$174,775,000

NOTE 8 – REPURCHASE AGREEMENTS

Repurchase agreements are financing arrangements that mature daily. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds.  The securities are held in a segregated safekeeping account at the Federal Home Loan Bank.  Information concerning the repurchase agreements for 2008 and 2007 is summarized as follows:

	2008	2007
Average daily balance during the year	$1,642,594	$1,997,848
Average interest rate during the year	1.33%	4.38%
Maximum month-end balance during the year	$2,130,469	$2,981,006
Interest rate at year-end	0.37%	3.59%

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

Overnight borrowings from the FHLB totaled $6,850,000 at December 31, 2008 with a variable-rate of 0.54%, which adjusts daily. For the prior year end, overnight borrowings were $2,025,000 with a variable rate of 4.28%. The following table details FHLB term advances as of December 31:

	2008	2007
Twenty-seven month interest only advance 4.94% fixed rate, maturing April 25, 2008	-	$2,000,000
Three-year interest-only advance 4.89% fixed rate, maturing January 16, 2009	3,000,000	3,000,000
Three-year interest-only advance 5.24% fixed rate, maturing February 23, 2009	2,500,000	2,500,000
Four-year interest-only advance 4.98% fixed rate, maturing January 25, 2010	2,000,000	2,000,000
Four-year interest-only advance 5.25% fixed rate, maturing February 23, 2010	2,500,000	2,500,000
Two-year interest-only advance 3.02% fixed rate, maturing February 26, 2010	2,000,000	-
Two-year interest-only advance 2.65% fixed rate, maturing March 4, 2010	2,000,000	-
Two-year interest-only advance 3.19% fixed rate, maturing September 16, 2010	5,000,000	-
Three-year interest only advance 2.96% fixed rate, maturing March 11, 2011	2,000,000	-

	$21,000,000	$12,000,000

Each interest-only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity.  The advances were collateralized by a blanket pledge of eligible residential real estate loans and specific securities in the available for sale portfolio.  At December 31, 2008, the Bank had approximately $11,500,000 in additional borrowing capacity available for future advances based upon current collateral.  As of December 31, 2008, required principal payments on all FHLB advances over the next five years were as follows:

2009	$5,500,000
2010	13,500,000
2011	2,000,000
$21,000,000

NOTE 10 – FAIR VALUE MEASUREMENT

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2008	Quoted Prices on Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$32,726,863	$58,000	$32,668,863	$-

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2008	Quoted Prices on Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$1,002,322	$-	$-	$1,002,322

Level 2 inputs, which are quoted prices from a third party in non-active markets were obtained on a limited number of loans. Impaired loans are generally measured for impairment using the fair value of the loan, or the fair value of the collateral for collateral-dependent loans, which is a Level 3 input. Some impaired loans are charged down to the fair value of the loan or the fair value of the collateral. Impaired loans carried at fair value had a principal balance after partial charge downs of $1,774,322, with an additional specific allocation of the allowance for loan losses of $772,000. Impairment charges which were reflected as charge-offs or specific allocations through the allowance for loan losses resulted in an additional provision for loan loss during the period of $824,493.

NOTE 10 – FAIR VALUE MEASUREMENT (continued)

Carrying amounts and estimated fair values of financial instruments were as follows at December 31:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,468,000	$11,468,000	$7,115,205	$7,115,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	32,727,000	32,727,000	29,010,334	29,010,000
Securities held to maturity	3,000,000	3,004,000	3,002,754	2,995,000
Loans held for sale	1,012,000	1,038,000	911,906	927,000
Loans, net	126,836,000	133,500,000	131,642,471	131,861,000
Accrued interest receivable	602,000	602,000	632,311	632,000

Financial liabilities:
Deposits	$(145,705,000)	$(146,982,000)	$(147,349,352)	$(147,880,000)
Repurchase agreements	(1,406,000)	(1,406,000)	(2,022,869)	(2,023,000)
Overnight FHLB advances	(6,850,000)	(6,850,000)	(2,025,000)	(2,025,000)
FHLB advances	(21,000,000)	(21,286,000)	(12,000,000)	(12,056,000)
Accrued interest payable	(236,000)	(236,000)	(278,509)	(279,000)

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

NOTE 11 - INCOME TAXES

Income tax expense (benefit) was as follows during the years ended December 31:

	2008	2007

Current federal	$-	$(568,726)
Deferred federal	(2,109,363)	(634,938)
Change in valuation allowance	2,109,363	1,328,041

Total income tax expense	$-	$124,377

Effective tax rates differ from federal statutory rates applied to financial statement earnings (loss) due to the following:

NOTE 11 – INCOME TAXES (continued)

	2008	2007

Federal statutory rate (34%) times financial statement earnings (loss)	$(2,056,010)	$(1,194,847)

Effect of:
Tax exempt income net of disallowed interest expense	(36,673)	(30,775)
Stock based compensation	8,971	16,801
Change in valuation allowance	2,109,363	1,328,041
Dividends received deduction	(32,526)	-
Other, net	6,875	5,157

Total income tax expense (benefit)	$-	$124,377

Deferred tax assets and liabilities were due to the following at December 31:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$882,306	$301,960
Deferred loan fees	40,156	53,564
Deferred and accrued compensation	15,280	62,819
Nonaccrual loan interest income	-	7,142
Intangible asset amortization	160,873	147,122
Stock based compensation	13,410	13,410
REO valuation allowance	518,007	343,943
Net operating loss carryforward	854,390	482,469
Other than temporary impairment of securities	972,068	-
Depreciation	40,177	-
Tax credit carryforward	14,093	-
Other	17,484	10,849
Total deferred tax assets	3,528,244	1,423,278

Deferred tax liabilities:
Depreciation	-	(13,294)
Unrealized gain on securities available for sale	(119,439)	(2,027)
Prepaid expenses	(32,270)	(36,883)
FHLB stock dividends	(58,480)	(45,016)
Other	(90)	(44)
Total deferred tax liabilities	(210,279)	(97,264)
Net deferred tax assets before valuation allowance	3,317,965	1,326,014
Less valuation allowance	(3,437,404)	(1,328,041)
Net deferred tax assets (liabilities)	$(119,439)	$(2,027)

A valuation allowance of $3,437,404 was recorded to reduce the carrying amount of the Company’s net deferred tax asset to zero.

At year-end 2008, the Company had net operating loss carryforwards of approximately $2,513,000 that will expire as follows: $1,419,000 on December 31, 2027 and $1,094,000 on December 31, 2028. In addition, the Company has approximately $14,000 of alternative minimum tax credits that may be carried forward indefinitely.

NOTE 11 – INCOME TAXES (continued)

At December 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

The Company and its subsidiary are subject to U.S. federal income tax. The Company is no longer subject to examination by federal taxing authorities for tax years prior to 2005. The tax years 2005, 2006 and 2007 remain open to examination by the U.S. taxing authorities.

NOTE 12 - STOCK-BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering.  The Director Warrants vested in equal percentages each year over a three-year period from the date of grant.  Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance.  At December 31, 2008, all Director Warrants were vested and exercisable and none have been exercised or forfeited to date.

The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (Stock Ownership Plan).  A total of 400,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons:  nonqualified stock options, incentive stock options and restricted stock.  Under the Stock Ownership Plan, each nonemployee Director may be granted 2,500 nonqualified options at the time or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term.  In addition, each nonemployee Director may receive an annual grant of up to 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. No Director grants were made in 2008.  Employee option grants usually vest three years from the date of grant.  The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant.  In the event of a change in control of the Company, all outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors.  Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. Management expects 100% of the options to vest.

The following table details stock option grants under the Stock Ownership Plan during the year ended December 31:

	2008
		Weighted
		Average
		Exercise
	Options	Price

Outstanding at January 1	214,150	$10.86

Granted	-	-
Forfeited	(29,450)	10.36
Exercised	-	-

Outstanding at December 31	184,700	$10.69

Exercisable at December 31	163,000	$10.89

	2008	2007
Weighted average fair value of options granted during the year:	$-	$3.77

NOTE 12 – STOCK BASED COMPENSATION (continued)

No options were exercised in 2008 or 2007.

Options outstanding at December 31, 2008 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$8.28 - $9.99	50,450	6.45	$9.01	28,750	$8.93
$10.00	46,000	3.51	10.00	46,000	10.00
$12.00	88,250	5.96	12.00	88,250	12.00

	184,700	5.48	$10.69	163,000	$10.89

The intrinsic value of options outstanding as of December 31, 2008 was $0.  The intrinsic value of exercisable options was also $0.

The fair value of common stock options was computed using the Black-Scholes option pricing model. The following table details the assumptions used to value stock options granted during the year ended December 31, 2007, as of the grant date.  No options were granted in 2008. Expected volatilities are based on historical volatilities of the Company’s common stock.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable and dividends are not currently being paid.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

May
2007
Stock
Options
Options granted	5,000
Fair value, calculated	$ 3.77
Exercise price	$ 8.28
Risk-free interest rate, 10-year Treasury	4.64%
Expected stock price volatility	22.52%
Expected dividend rate	None
Expected life	10 years

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

2009	$17,429
2010	2,081
Total	$19,510

NOTE 13 – REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action At December 31, 2008, the Bank met the definition of undercapitalized as described above.

On February 17, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. As more fully described in Note 17, the Order requires the Bank to increase its capital to certain specified levels.

Actual and required capital amounts (in thousands) and ratios are presented below at December 31:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total capital to risk-weighted assets
Ohio Legacy Bank	$10,454	7.6%	$10,938	8.0%	$13,673	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Bank	8,734	6.4	5,469	4.0	8,204	6.0

Tier 1 capital to average assets
Ohio Legacy Bank	8,734	4.8	7,262	4.0	9,078	5.0

2007
Total capital to risk-weighted assets
Ohio Legacy Bank	$16,189	11.5%	$11,298	8.0%	$14,123	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Bank	14,566	10.3	5,649	4.0	8,474	6.0

Tier 1 capital to average assets
Ohio Legacy Bank	14,566	8.1	7,213	4.0	9,017	5.0

The payment of dividends by the Bank to Ohio Legacy is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. Based on its year to date and previous year’s earnings, the Company is not able to declare dividends without prior approval from its regulators. In addition to the dividend restrictions above, the Bank is not permitted to issue brokered deposits without prior approval from its regulators

NOTE 14 - LOAN COMMITMENTS AND RELATED ACTIVITIES

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

Commitments to make loans are generally made for periods of 30 days or less. The contractual amount of loan commitments with off-balance sheet risk was as follows at December 31:

	2008	2007
Commitments to make loans:
Variable-rate	$1,486,000	$1,803,000

Unused lines of credit, variable-rate	$14,524,000	$17,982,000
Standby letters of credit	$153,000	$100,000

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS	As of December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$862,533	$468,449
Investment in subsidiary, Ohio Legacy Bank, N.A.	9,166,566	14,733,066
Other assets	11,257	180,463

Total assets	$10,040,356	$15,381,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	519,499	68,335
Shareholders’ equity	9,520,857	15,313,643

Total liabilities and shareholders’ equity	$10,040,356	$15,381,978

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF OPERATIONS	For the year ended December 31,
	2008	2007

Interest income	$-	$-
Interest expense	-	(190,212)
Net interest expense	-	(190,212)

Gain (loss) on investment in Ohio Legacy Trust I	-	754
Professional fees	(140,872)	(171,714)
Other expense	(85,414)	(74,193)
Loss before undistributed earnings of subsidiary	(226,286)	(435,365)

Equity in undistributed earnings (loss) of subsidiary	(5,820,803)	(3,194,741)
Earnings (loss) before income taxes	(5,820,089)	(3,630,106)

Income tax expense (benefit)	-	8,527

Net earnings (loss)	$(6,047,089)	$(3,638,633)

CONDENSED STATEMENTS OF CASH FLOWS	For the year ended December 31,
	2008	2007

Cash flows from operating activities:
Net earnings (loss)	$(6,047,089)	$(3,638,633)
Adjustments:
Equity in undistributed (earnings) loss of subsidiary	5,820,803	3,194,741
(Gain) loss on investment in Ohio Legacy Trust I	-	(754)
Stock based compensation expense		-
Net change in other assets and other liabilities	620,370	267,930
Net cash used by operating activities	394,084	(176,716)

Cash flows from investing activities
Capital from bank subsidiary	-	2,700,000
Net cash from investing activities	-	2,700,000

Cash flows from financing activities:
Repayment of subordinated debenture	-	(3,325,000)
Net cash from financing activities	-	(3,325,000)

Net change in cash and cash equivalents	394,084	(801,716)
Beginning cash and cash equivalents	468,449	1,270,165

Ending cash and cash equivalents	$862,533	$468,449

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) and the related tax effects were as follows during the year ended
December 31:

	2008	2007
Unrealized holding gains on available for sale securities during the period	$(2,513,695)	$400,757
Reclassification adjustment for losses realized in income	2,859,024	340,066
	345,329	740,823

Tax effect	(117,412)	(251,879)
Other comprehensive income	$227,917	$488,944

NOTE 17 – CONSENT ORDER

The Board of Directors of the Bank entered into a Consent Order with the Bank’s primary federal regulatory, the Office of the Comptroller of the Currency (“OCC”) dated February 17, 2009.  The Consent Order required the Board of Directors to submit a capital plan to the Assistant Deputy Comptroller that included specific plans to achieve and maintain a minimum ratio of Tier 1 capital to average assets of 8.75% and a minimum ratio of Total capital to risk-weighted assets of 13.25% by August 31, 2009.  The Board of Directors submitted the capital plan, which includes the engagement of an advisory firm to seek out capital investment from parties not currently affiliated with the Company or the Bank or attracting a merger partner.  The Company’s management and board of directors are in active discussions with several parties in an attempt to achieve one of these objectives.  Additionally, the capital plan calls for management to continue to manage the Bank’s assets with the goal of protecting and growing capital and reducing the level of criticized assets.

The Order provides that the OCC shall maintain the ability to take any action the OCC deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ohio Legacy Corporation
Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Ohio Legacy Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 17 to the consolidated financial statements, the Company’s bank subsidiary is considered undercapitalized as of December 31, 2008 based on regulatory standards, and has entered into a consent order with its primary federal regulator that requires, among other provisions, that it achieve regulatory capital thresholds by August 31, 2009 that are significantly in excess of its current actual capital levels.  This capital deficiency raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath LLP

Cleveland, Ohio
March 31, 2009

EXECUTIVE OFFICERS OF OHIO LEGACY CORP AND OHIO LEGACY BANK, N.A.

D. Michael Kramer, President and Chief Executive Officer
Gregory A. Spradlin, Senior Vice President and Chief Credit Officer
Vanessa M. Richards, Senior Vice President and Chief Financial Officer

DIRECTORS OF OHIO LEGACY CORP

D. William Allen	Gregory A. Long
Chief Financial Officer,	President, Long, Cook & Samsa, Inc. CPA's
National Pro Football Hall of Fame	Wooster, Ohio
Canton, Ohio

J. Edward Diamond	Daniel H. Plumly, Chairman
Private investor	Member, Critchfield, Critchfield & Johnston, Ltd.
Canton, Ohio	Wooster, Ohio

Robert F. Belden	D. Michael Kramer
President, Belden Brick Company	President and Chief Executive Officer
Canton, Ohio	Ohio Legacy Corp and Ohio Legacy Bank, N.A.
Wooster, Ohio

Scott J. Fitzpatrick	Melvin Yoder
Partner, Fitzpatrick Enterprises	President, Yoder Lumber
Canton, Ohio	Sugarcreek, Ohio

Thomas W. Schervish
President, Stark Management Services
Canton, Ohio

CORPORATE AND BANK LOCATIONS

Main Office	Milltown Office	Canton Office	North Canton Office
305 West Liberty Street	3562 Commerce Parkway	4026 Dressler Road NW	600 South Main Street
Wooster, Ohio 44691	Wooster, Ohio 44691	Canton, Ohio 44718	North Canton, Ohio 44718

Corporate Office and Operations Center
2375 Benden Drive Suite C.
Wooster, Ohio 44691

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

Item 9A(T). Controls and Procedures.

The management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that the Company's disclosure controls and procedures as of December 31, 2008, were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears as Exhibit 31.3 on page 66.

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There are no matters to be reported under this item.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information contained in the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of Ohio Legacy Corp (Proxy Statement) under the captions “Proposal 1 Election of Directors” on pages 2 through 4, “Executive Officers” on page 5, “Compliance with Section 16(a) of the Exchange Act" on page 14, and “Report of the Audit and Compliance Committee” on page 19 is incorporated in this document by reference.

The Company’s Board of Directors has adopted and implemented a Code of Ethics for Senior Financial Officers of the Company. The code of ethics is available on the Company's website, http://www.ohiolegacycorp.com, and is incorporated by reference to Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

The information contained in the Proxy Statement under the captions “Compensation of Directors” and “Compensation of Executive Officers” on pages 6 through 11 and “Report of the Compensation Committee” on page 11 is incorporated in this document by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 12 and 13 and is incorporated in this document by reference.

Equity Compensation Plan Table

The following table summarizes the number of securities to be issued upon exercise of (a) options granted under the Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and (b) warrants granted to officers, directors and organizers of the Company and the number of securities remaining available for future issuance as of the end of the 2008 fiscal year.

	Number of securities to be issued upon exercise of outstanding options and warrants (a)		Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	334,700	(1)	$10.38	65,300

Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1) Includes 150,000 warrants granted to directors and officers of the Company.

Item 13. Certain Relationships and Related Transactions.

The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” on pages 13 and 14 is incorporated in this document by reference.

Item 14. Principal Accountant Fees and Services.

The information contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” on pages 15 through 16 and is incorporated in this document by reference.

Item 15. Exhibits

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.3	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.4	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.5		Lease Agreement dated August 1, 2007, by and between Allen P. Reinhardt and WMBC Company and Ohio Legacy Bank, N.A.
10.6	(6)	Employment Agreement with Mr. Kramer
10.7	(5)	Change in Control Agreement with Mr. Spradlin
10.8		Change in Control Agreement with Ms. Richards
14		Code of Ethics
20		Proxy Statement for the 2009 Annual Meeting of Shareholders
21		Subsidiary of Ohio Legacy Corp
23		Consent of Crowe Horwath LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3		Management’s Report of Internal Control Over Financial Reporting
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	-	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3)	-	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(4)	-	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(5)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007 filed on April 3, 2008
(6)	-	Incorporated by reference to Registrant’s Form 8-K filed on May 26, 2005

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

By:	/s/ D. Michael Kramer
D. Michael Kramer
President and Chief Executive Officer
Date: March 31, 2009

By:	/s/ D. William Allen
D. William Allen, Director
Date: March 31, 2009

By:	/s/ Robert F. Belden
Robert F. Belden, Director
Date: March 31, 2009

By:	/s/ Scott J. Fitzpatrick
Scott J. Fitzpatrick, Director
Date: March 31, 2009

By:	/s/ Gregory A. Long
Gregory A. Long, Director
Date: March 31, 2009

By:	/s/ Daniel H. Plumly
Daniel H. Plumly, Director and Secretary
Date: March 31, 2009

By:	/s/ Melvin J. Yoder
Melvin J. Yoder, Director
Date: March 31, 2009

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director
Date: March 31, 2009