Form 10-Q
period 2009-03-31
OHIO LEGACY CORP
filed 2009-05-15
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-31673

OHIO LEGACY CORP

(Exact name of registrant as specified in its charter)

Ohio	34-1903890
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

2375 Benden Drive Suite C, Wooster, OH, 44691

(Address of principal executive offices)

(330) 263-1955

Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court    Yes ☐   No ☐

As of May 14, 2009, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009
FIRST QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009, and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$15,201,603	$7,652,710
Federal funds sold and interest-bearing deposits in financial institutions	2,030,536	3,815,227
Cash and cash equivalents	17,232,139	11,467,937
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	37,757,158	32,726,863
Securities held to maturity (fair value of $3,017,277 and $3,003,825 at March 31, 2009 and December 31, 2008)	2,999,022	2,999,813
Loans held for sale	308,422	1,012,038
Loans, net of allowance of $3,565,895 and $3,398,284 at March 31, 2009 and December 31, 2008	121,218,324	126,836,473
Federal bank stock	1,321,150	1,455,100
Premises and equipment, net	3,198,424	3,284,884
Intangible asset	43,642	59,901
Other real estate owned	4,691,564	5,215,696
Accrued interest receivable and other assets	1,289,867	1,375,369

Total assets	$190,159,712	$186,534,074

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,462,666	$16,659,300
Interest-bearing demand	8,728,473	10,070,737
Savings and money market	58,640,302	53,483,533
Certificates of deposit, net	75,617,373	65,491,464
Total deposits	159,448,814	145,705,034
Repurchase agreements	1,207,730	1,405,619
Short term Federal Home Loan Bank advances	-	6,850,000
Federal Home Loan Bank advances	18,500,000	21,000,000
Capital lease obligations	462,411	469,060
Accrued interest payable and other liabilities	744,197	1,583,504
Total liabilities	180,363,152	177,013,217

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	18,814,774	18,808,311
Accumulated earnings (loss)	(9,016,925)	(9,519,307)
Accumulated other comprehensive earnings	(1,289)	231,853
Total shareholders’ equity	9,796,560	9,520,857

Total liabilities and shareholders’ equity	$190,159,712	$186,534,074

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Interest and dividend income:
Loans, including fees	$1,944,312	$2,327,699
Securities, taxable	401,012	398,929
Securities, tax-exempt	28,554	28,566
Interest-bearing deposits, federal funds sold and other	6,263	32,116
Dividends on federal bank stock	16,464	21,209
Total interest and dividend income	2,396,605	2,808,519

Interest expense:
Deposits	939,478	1,231,588
Short term Federal Home Loan Bank advances	2,085	24,814
Long term Federal Home Loan Bank advances	177,273	163,440
Repurchases agreements	932	12,460
Capital leases	18,846	19,832

Total interest expense	1,138,614	1,452,134

Net interest income	1,257,991	1,356,385
Provision for loan losses	181,000	6,500

Net interest income after provision for loan losses	1,076,991	1,349,885

Noninterest income:
Service charges and other fees	212,186	214,248
Gain on sale of securities net of other than temporary impairment	574,748	-
Gain on sale of loans	19,489	31,025
Gain on redemption of equity interest in Visa	-	18,391
Gain on disposition of other real estate owned	38,020	9,170
Direct write-down of other real estate owned	(22,500)	-
Other income	7,596	11,363
Total noninterest income	829,539	284,197

Noninterest expense:
Salaries and benefits	726,394	796,468
Occupancy and equipment	208,654	227,094
Professional fees	102,656	97,927
Franchise tax	37,500	50,250
Data processing	177,510	170,256
Marketing and advertising	27,050	59,911
Stationery and supplies	19,778	27,380
Amortization of intangible asset	16,259	26,242
Deposit expense and insurance	125,652	61,137
Other expenses	207,608	148,517
Total noninterest expense	1,649,061	1,665,182

Net earnings (loss) before income taxes	257,469	(31,100)
Income tax expense (benefit)	(244,913)	-

Net earnings (loss)	$502,382	$(31,100)

Basic earnings (loss) per share	$0.23	$(0.01)
Diluted earnings (loss) per share	$0.23	$(0.01)

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Shareholders’ equity, beginning of period	$9,520,857	$15,313,643

Net earnings (loss)	502,382	(31,100)

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securitiesarising during the period net of adjustments for amounts realized on sales of securities and other than temporary impairment of securities included in net earnings	(233,142)	128,690
Total comprehensive income (loss), net of tax	269,240	97,590

Additional paid in capital from stock based compensation expense	6,463	11,165

Balance, end of period	$9,796,560	$15,422,398

See notes to the consolidated financial statements.

5.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$502,382	$(31,100)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	103,356	116,888
Securities amortization and accretion, net	9,874	6,817
Origination of loans held for sale	(634,039)	(6,232,053)
Proceeds from sales of loans held for sale	1,357,144	6,005,065
Provision for loan losses	181,000	6,500
Gain on sale of other real estate	(38,020)	(8,952)
Direct write-down of other real estate	22,500	-
Gain on sale of loans held for sale	(19,489)	(31,025)
Gain on sale of securities available for sale	(685,950)
Other than temporary impairment of securities	111,202
FHLB stock dividend	-	(12,700)
Stock based compensation expense	6,463	11,165
Net change in:
Accrued interest receivable and other assets	205,605	(299,248)
Accrued interest payable and other liabilities	(839,307)	(45,141)
Deferred loan fees	(4,640)	(9,886)
Net cash from operating activities	278,081	(523,670)

Cash flows from investing activities:
Purchases of securities available for sale	(34,049,155)	-
Sale of securities available for sale	27,878,092
Maturities, calls and paydowns of securities available for sale	1,353,188	903,482
Redemptions of federal bank stock	133,950	-
Proceeds from sales of other real estate owned	694,600	13,148
Net change in loans	5,286,841	(1,683,225)
Purchases of premises and equipment	(637)	(55,009)
Net cash from investing activities	1,296,879	(821,604)

Cash flows from financing activities:
Net change in deposits	13,743,780	4,911,772
Net change in repurchase agreements	(197,889)	(83,661)
Repayment of capital lease obligations	(6,649)	(5,687)
Proceeds from short term FHLB advances, net of repayments	(6,850,000)	(2,025,000)
Proceeds from long term FHLB advances	3,000,000	6,000,000
Repayments of long term FHLB advances	(5,500,000)	-
Net cash provided by financing activities	4,189,242	8,797,424

Net change in cash and cash equivalents	5,764,202	7,452,150
Cash and cash equivalents at beginning of period	11,467,937	7,115,205

Cash and cash equivalents at end of period	$17,232,139	$14,567,355

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,162,342	$2,051,430
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	$154,948	$29,321

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2009, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements.  The Company has consistently followed those policies in preparing this Form 10-Q.

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

7.

OHIO LEGACY CORP

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements:

Accounting for Business Combinations: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control.  The adoption of this statement on January 1, 2009, had no impact on the Company’s financial statements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). A noncontrolling interest, also known as a “minority interest”, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this Statement on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”—an amendment to SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

Recently Issued but not yet Effective Accounting Pronouncements:

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively.  The Company will adopt this new accounting pronouncement in the second quarter of 2009.  Management is still evaluating the impact of FSP 157-4.

8.

OHIO LEGACY CORP

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Interim Disclosures about Fair Value of Financial Instruments: On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt this new accounting pronouncement in the second quarter of 2009.  Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.

Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

NOTE 3 – STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At March 31, 2009, all Director Warrants were vested and exercisable. No warrants have been exercised to date.

No options were granted or exercised during the first quarters of 2009 or 2008.  Following is the activity under the plan.

9.

OHIO LEGACY CORP

	Three months ended March 31, 2009 Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding, beginning of period	184,700	$10.86
Forfeited	(7,050)	9.42
Exercised	-	-
Granted	-	-

Options outstanding, end of period	177,650	$10.74

Options exercisable, end of period	158,250	$10.90

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2009 was $0.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2009	$7,832
2010	2,081
Total	$9,913

 NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share includes the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants.  The following table details the calculation of basic and diluted earnings (loss) per share:

10.

OHIO LEGACY CORP

NOTE 4 – EARNINGS PER SHARE (continued)

	Three Months Ended March 31,
	2009	2008
BASIC:
Net earnings (loss)	$502,382	$(31,100)

Weighted average common shares outstanding	2,214,564	2,214,564

Basic earnings (loss) per share	$0.23	$(0.01)

DILUTED:
Net earnings (loss)	$502,382	$(31,100)

Weighed average common shares outstanding	2,214,564	2,214,564
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564

Diluted earnings (loss) per share	$0.23	$(0.01)

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended March 31,
	2009	2008

Stock options	177,650	185,350
Stock warrants	150,000	150,000
Total	327,650	335,350

11.

OHIO LEGACY CORP

NOTE 5 – LOANS

Loans, by collateral type, were as follows at March 31, 2009, and December 31, 2008:

	March 31, 2009			December 31, 2008
	Balance	Percent		Balance	Percent

Residential real estate	$35,963,923	28.8%		$37,091,918	28.5%
Multifamily residential real estate	5,507,722	4.4		5,558,771	4.2
Commercial real estate	54,136,102	43.4		56,921,284	43.7
Construction	10,878,442	8.7		10,799,541	8.2
Commercial	11,802,685	9.5		12,082,242	9.3
Consumer and home equity	6,603,168	5.3		7,893,464	6.0
Total loans	124,892,042	100.	%	130,347,220	100.	%
Less:Allowance for loan losses	(3,565,895)			(3,398,284)
Net deferred loan fees	(107,823)			(112,463)
Loans, net	$121,218,324			$126,836,473

At March 31, 2009, and December 31, 2008, approximately $25,458,500 and $24,656,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	For the Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$3,398,284	$1,622,906
Provision for loan losses	181,000	6,500
Loans charged-off	(14,919)	(12,245)
Recoveries	1,530	11,250

Balance, end of period	$3,565,895	$1,628,411

Allowance for loan losses, percent of total loans	2.86%	1.21%

Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2009, and December 31, 2008:

	March 31, 2009	December 31, 2008

Loans past due over 90 days still on accrual	$2,203,162	$279,800
Nonaccrual loans, includes smaller balance homogeneous loans	6,915,196	4,636,376
Impaired loans with no allowance for loan losses allocated	5,679,480	3,380,537
Impaired loans with allowance for loan loss allocated	1,235,716	1,235,839
Amount of the allowance for loan losses allocated	$772,000	$772,000

12.

OHIO LEGACY CORP

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Residential real estate	$1,906,671	$2,430,803
Land development	2,784,893	2,784,893
Total real estate owned	4,691,564	5,215,696

Less: valuation allowance	-	-

Real estate owned, net	$4,691,564	$5,215,696

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Improvements that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at March 31, 2009 and December
31, 2008 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

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

Assets measured at fair value on a recurring basis are summarized below:

13.

OHIO LEGACY CORP

NOTE 7 – FAIR VALUE MEASUREMENT (continued)

	March 31, 2009	December 31, 2008

Available for sale securities	$37,757,158	$32,726,863

Quoted prices on active markets for identical assets (Level 1)	88,800	58,000
Significant other observable inputs (Level 2)	37,668,358	32,668,863
Significant unobservable inputs (Level 3)	$-	$-

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2009	December 31, 2008

Impaired loans	$982,860	$1,002,322

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$982,860	1,002,322

Other real estate	$2,406,933	$2,888,998

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$2,406,933	$2,888,998

Level 2 inputs, which are quoted prices from a third party in non-active markets were obtained on a limited number of loans. Impaired loans are generally measured for impairment using the fair value of the loan, or the fair value of the collateral for collateral-dependant loans, which is a Level 3 input. Some impaired loans are charged down to the fair value of the loan or the fair value of the collateral. Impaired loans carried at fair value had a principal balance after partial charge downs of $1,754,860, with an additional specific allocation of the allowance for loan losses of $772,000. Impairment charges which were reflected as charge-offs or specific allocations through the allowance for loans losses during the period were not material.

The Company recorded a write-down of $22,500 to other real estate during the first quarter of 2009.

NOTE 8 – CONSENT ORDER

The Board of Directors of the Bank entered into a Consent Order (“Order”) with the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”) dated February 17, 2009. The Order required the Board of Directors to submit a capital plan to the Assistant Deputy Controller that included specific plans to achieve and maintain a minimum ration of Tier 1 capital to average assets of 8.75% and a minimum ratio of total capital to risk-weighted assets of 13.25% by August 31, 2009. The Board of Directors submitted the capital plan to the OCC, which includes the engagement of an advisory firm to seek out capital investment from parties not currently affiliated with the Company or the Bank or attracting a merger partner. The Company’s management and Board of Directors are in active discussions with several parties in an attempt to achieve one of these objectives. Additionally, the capital plan calls for management to continue to manage the Bank’s assets with the goal of protecting and growing capital and reducing the level of criticized assets.

The Order provides that the OCC shall maintain the ability to take any action the OCC deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order.

Further details and projections regarding the Company’s capital levels are provided below in the Capital Resources portion of Management’s Discussion and Analysis.

14.

OHIO LEGACY CORP

Item 2.  Management’s Discussion and Analysis

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of March 31, 2009, and December 31, 2008 and results of operations for the three months ended March 31, 2009 and 2008.  This discussion is provided to give shareholders a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to "the Company," "we," "us," or "our" means, collectively, Ohio Legacy Corp (Ohio Legacy) and its wholly-owned subsidiary, Ohio Legacy Bank, N.A. (Bank).

15.

OHIO LEGACY CORP

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

16.

OHIO LEGACY CORP

OVERVIEW

The following key factors summarize changes in our financial condition during the three months ended March 31, 2009:

•	The total risk based capital ratio increased to 8.8% from 7.6% at year end
•	Real estate owned declined by $524,100
•	Non-accrual loans increased by $2.3 million
•	Loans declined $5.6 million

The following key factors summarize our results of operations during the three months ended March 31, 2009:

•	Net income for the period was $502,382
•	Noninterest income was $829,539 compared to $284,200 in 2008 as a result of gains on the sale of $27.9 million of securities
•	The provision for loan losses was $181,000 compared to $6,500 in the prior year
•	A prior year tax refund of $244,900 was recorded due to recent changes in the tax law

The following forward-looking statements describe our near term outlook:

•	Credit quality continues to be the primary focus of the Company
•	Capital preservation is also a key priority for the Company
•	The Company is fully engaged in exploring all alternatives to address our capital shortfall

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

17.

OHIO LEGACY CORP

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $1,551,000 will expire as follows: $1,419,000 on December 31, 2027 and $132,000 on December 31, 2028. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero.

FINANCIAL CONDITION – MARCH 31, 2009, COMPARED TO DECEMBER 31, 2008

Assets. At March 31, 2009, assets totaled $190.2 million, an increase of $3.6 million or 1.9%, from December 31, 2008. The overall mix of the balance sheet changed as part of the Company’s efforts to strengthen its risk based capital position.

Securities. Total securities increased by $5.0 million to $40.8 million. The portfolio consists primarily of mortgage backed securities issued by the Government National Mortgage Association (GNMA), which are guaranteed by the full faith and credit of the U.S. Government. At March 31, 2009 we believe the effective duration of the portfolio excluding equity investments is approximately 3.6 years. The unrealized loss on the portfolio, net of tax, was $2,000 compared to an unrealized gain of $231,900 at year end.

Loans.  At March 31, 2009, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $121.2 million, a decrease of approximately $5.6 million compared to December 31, 2008. The Company is strategically working to change the composition of the portfolio to lower its risk profile.

Allowance for loan losses and asset quality. Nonperforming loans totaled $6.9 million at March 31, 2009 compared to $4.6 million at December 31, 2008. The increase is the result of the addition of one loan with a balance of $2.5 million, which was previously rated as substandard. The loan is a participation with multiple banks, and the borrower and the banking group are in the process of restructuring the debt. Since the property owners made the January 2009 payment and have indicated a willingness to consider an additional capital infusion, management has determined that no additional provision is needed at this time. The increase was offset in part by $151,500 that was transferred to REO and approximately $49,500 in payoffs. Loans are considered nonperforming if they are impaired or if they are in non-accrual status. We review nonperforming loans on a weekly basis to assess the risk of loss.

The allowance for loan losses totaled $3.6 million at March 31, 2009, compared to $3.4 million at year end 2008.  As part of the Company’s quarterly reevaluation of the ALLL, the negative outlook for the commercial real estate market was increased, requiring the addition of $181,000 to the allowance. Credit quality and delinquencies are closely monitored, and the allowance for loan losses will be increased if we believe losses have been incurred.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased by $85,500 during the first quarter. Prepaid franchise taxes and insurance that are booked at the beginning of the year and expensed on a monthly basis increased by $90,100. The Company recorded a tax refund of $289,000 as a result of changes in the tax code that allow net operating losses to be carried back five years, which was offset by a $585,100 reduction in the current tax provision.

18.

OHIO LEGACY CORP

Deposits.  Total deposits increased $13.7 million to $159.4 million at March 31, 2009. Core deposit balances increased $3.6 million to $83.8 million, largely in response to deposit promotions introduced late in 2008 that continued throughout the early part of the quarter. Certificates of deposit increased $10.1 million, also due to a short term promotion that began late in the fourth quarter of 2008 and ended early in 2009. The Company’s strategy in the first quarter focused on developing business banking relationship in both markets and reducing other borrowings

Federal Home Loan Bank advances.  The Company decreased its overnight borrowing position with the Federal Home Loan Bank by $6.9 million early in the quarter. In addition, a $3.0 million 24 month term advance maturing in January was renewed, reducing the rate from 4.89% to 3.19%. A $2.5 million term advance with a rate of 5.24% was paid off in February.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009

Net earnings (loss) totaled $502,382 for the three months ended March 31, 2009, or $0.23 per diluted share, compared to ($31,100) or ($0.01) per diluted share during the first quarter of 2008.

Net interest income.  During the three months ended March 31, 2009, net interest income was $1.3 million, compared to $1.4 million in the comparable quarter. Net interest income year-over-year was negatively impacted by both a decrease in earning assets and a decrease in the yield on those assets. Total interest bearing liabilities increased, but was offset by a significant decrease in the rates paid.

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

19.

OHIO LEGACY CORP

	Three months ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	earned/	Yield/	outstanding	earned/	Yield/
(Dollars in thousands)	balance	Paid	Rate	balance	paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	4,602	6	0.55%	3,992	32	3.24%
Securities available for sale	32,203	401	4.99	28,688	399	5.56
Securities held to maturity	3,000	29	3.81	3,002	29	3.81
Federal agency stock	1,354	16	4.86	1,541	21	5.51
Loans (1)	122,963	1,944	6.41	131,011	2,328	7.15
Total interest-earning assets	164,122	2,397	5.92%	168,234	2,809	6.71%
Noninterest-earning assets	27,423			16,893
Total assets	191,545			185,127

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	10,031	19	0.75%	9,874	35	1.43%
Savings accounts	15,757	85	2.19	5,414	11	0.85
Money market accounts	39,940	187	1.90	44,231	363	3.30
Certificates of deposit	74,714	649	3.52	74,395	822	4.45
Total interest-bearing deposits	140,442	940	2.72	133,914	1,231	3.70
Other borrowings	23,240	199	3.48	18,941	221	4.68
Total interest-bearing liabilities	163,682	1,139	2.82%	152,855	1,452	3.82%
Noninterest-bearing demand deposits	16,849			14,590
Noninterest-bearing liabilities	819			945
Total liabilities	181,350			168,390
Shareholders’ equity	10,195			16,737
Total liabilities and shareholders’ equity	191,545			185,127

Net interest income; interest-rate spread (2)		1,258	3.10%		1,357	2.89%
Net earning assets	440			15,379
Net interest margin (3)			3.12%			3.24%
Average interest-earning assets to interest-bearing liabilities	1.00X			1.10x

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

20.

OHIO LEGACY CORP

Interest income. Total interest income declined by $411,900 to $2.4 million from the same period a year ago. The decrease reflects both a decline in average earning assets year over year of $4.1 million, and a 77 basis point decline in the overall yield on earning assets from 6.71% to 5.94%. The yield on loans decreased to 6.43% in the first quarter of 2009 from 7.15% in the first quarter of 2008. These lower rates reflect the decrease in market rates during the past year.  The yield on securities available for sale decreased to 4.98% from 5.56% during the same period as a result of restructuring the portfolio in the first quarter of 2009 as well as the overall decline in market rates. As part of a strategy to reduce the Company’s risk profile, approximately $28.0 million of agency-issued mortgage backed securities, collateralized mortgage obligations and notes with an average yield of 5.34% were sold in February and March, 2009. The Company recognized a gain of $685,900 on the transaction. The proceeds of the sales and additional cash were used to purchase $33.1 million of GNMA MBS, which are backed by the full faith and credit of the U.S. government, at an average yield of approximately 4.25%

Interest expense.  Total interest expense declined by $313,500 to $1.1 million year over year. The average rate fell 99 basis points from 3.82% to 2.83%, and average total interest bearing liabilities increased $10.8 million from $152.9 million to $163.7 million. The increase in balances was primarily the result of deposit promotions offered late in 2008 and early in 2009. The average balances in transaction accounts increased $6.2 million, and the average rate declined 97 basis points. Total average certificates of deposit increased slightly from $74.4 million to $74.7 million, and the rate declined from 4.45% to 3.53%.

Provision for loan losses.  The provision for loan losses totaled $181,000 during the first quarter of 2009, compared to $6,500 in the first quarter of 2008. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income.  Noninterest income increased by $545,300 during the first quarter of 2009 compared to the first quarter of 2008. In 2009, the Company recognized a gain of $685,900 on the sale of available for securities, which was partially offset by a $111,200 other than temporary impairment of FNMA and FHLMC preferred stock.

Noninterest expense.  Although total noninterest expense was essentially the same in both quarters, there were significant changes in several categories.

Salary and benefits. Total salaries and benefits declined $70,100 as a result of the elimination of a number of positions at the end of 2008.

Deposit expense and insurance. As an FDIC insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.  Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment.  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009.  FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire.  The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

These changes would result in increased deposit insurance expense for the Bank in 2009.  These increases will be reflected in other expenses in the Bank's income statement in the period of enactment.

21.

OHIO LEGACY CORP

The increase of $64,500 from $61,600 to $125,700 was the result of the first scheduled increase in FDIC premiums as described above.

Other expenses. Other expenses increased by $59,100 to $207,600 in 2009 as compared to $148,500 in the first quarter of 2008. The decrease is primarily due to higher expenses to manage properties held in Other Real Estate.

Tax expense (benefit). As a result of a change in the tax law late in 2008 that allows net operating losses to be carried back five years, the Company was able to amend its 2003 tax return and record a refund of taxes paid for that year. The refund of $289,300 was offset by a $44,400 change in accrued taxes for 2008, resulting in a tax benefit of $244,900. The Company does not expect to recognize any further tax benefits in 2009.

STRATEGIC DEVELOPMENTS

As disclosed in an 8-K on February 20, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. The Order requires the Bank to increase its capital to certain specified levels. As disclosed in the 10-K filed on April 3, 2009, the Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors to achieve compliance with the Order of Consent.

The Company has been successful in disposing of a number of properties held in other real estate during the first quarter. A total of five properties were sold during the quarter, generating proceeds of $694,600 and gains of $38,000. Subsequent to the end of the quarter, three additional properties were sold, generating approximately $271,000 in proceeds. Another property is under contract for a gross selling price of $162,500. Two properties carried at a total value of $323,000 were sold at sheriff sale during the first quarter of 2009. In May, five properties carried at a total value of $510,000 are scheduled for sheriff sale. Once the deeds from the completed sheriff sales are received, the properties will be listed for sale. The total value of the properties discussed above is approximately $1.8 million; converting these balances to earning assets will generate interest income and eliminate the recurring expenses associated with managing and maintaining the properties.

The investment portfolio restructuring completed during the quarter benefited the Company’s risk-based capital ratio both by generating securities gains, which increased total capital, and by reducing total risk-weighted assets, which lessened the base on which the ratio is calculated. As loans continue to pay off, the Company intends to invest a portion of the proceeds into additional GNMA securities, which will keep total risk-weighted assets near their current level while generating interest income. Despite these improvements, second quarter results will be negatively impacted by the increased FDIC premium expense discussed above in “Deposit expense and insurance.”

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2008.

At March 31, 2009, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

22.

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

The balances in cash and cash equivalents increased $5.8 million to $17.2 million at March 31, 2009 compared to year end 2008. Cash and cash equivalents represented 9.1% of total assets at March 31, 2009 and 6.2% of total assets at December 31, 2008. The increase in cash was due largely to deposit promotions early in 2009.

CAPITAL RESOURCES

Total shareholders’ equity was $9.8 million at March 31, 2009, an increase of $275,700 from the prior year-end balance. The increase in equity was due to net income of $502,400 for the period, partially offset by a $233,100 decrease in the unrealized gain of securities available for sale during the quarter.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At March 31, 2009, the Bank met the definition of adequately capitalized as described above.

On February 17, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. The Order requires the Bank to increase its Tier 1 capital to at least 8.75% of adjusted total assets and its total risk based capital to at least 13.25% of risk-weighted assets. To have achieved both those levels at March 31, 2009, the Bank would have needed approximately $7.3 million of additional capital.

The Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors.

23.

OHIO LEGACY CORP

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2009:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$11,032	8.8%	$9,974	8.0%	$12,467	10.0%

Tier 1 capital to risk-weighted assets	$9,449	7.6%	$4,987	4.0%	$7,480	6.0%

Tier 1 capital to average assets	$9,449	5.0%	$7,627	4.0%	$9,534	5.0%

The payment of dividends by the Bank to Ohio Legacy is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. Based on its year to date and previous year’s earnings, the Company is not able to declare dividends without prior approval from its regulators. In addition to the dividend restrictions above, the Bank is not permitted to issue brokered deposits without prior approval from its regulators

Item 3.  Not applicable for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

24.

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

25.

OHIO LEGACY CORP

Item 6.  Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.3	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.4	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.5	(7)	Lease Agreement dated August 1, 2007 by and between Allen P. Reinhardt and WMBC Company and Ohio Legacy Bank, N.A.
10.6	(5)	Employment Agreement with Mr. Kramer
10.7	(6)	Change in Control Agreement with Mr. Spradlin
10.8	(7)	Change in Control Agreement with Ms. Richards
11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of this Form 10-Q)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Chief Financial Officer
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	-	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3)	-	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(4)	-	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(5)	-	Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005
(6)	-	Incorporated by reference to Registrant’s Form 10-K filed on April 7, 2008
(7)	–	Incorporated by reference to Registrants Form 10-K filed on April 3, 2009

26.

OHIO LEGACY CORP

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: May 15, 2009	By: /s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer

27.