Form 10-Q
period 2009-06-30
OHIO LEGACY CORP
filed 2009-08-14
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

(330) 263-1955
Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court    Yes ☐   No ☐

As of August 13, 2009, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
SECOND QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009, and December 31, 2008

	June 30, 2009	December 31, 2009
	(unaudited)
ASSETS
Cash and due from banks	$2,805,275	$7,652,710
Federal funds sold and interest-bearing deposits in financial institutions	11,283,572	3,815,227
Cash and cash equivalents	14,088,847	11,467,937
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	46,027,811	32,726,863
Securities held to maturity (fair value of $3,011,376 and $3,003,825 at June 30, 2009 and December 31, 2008)	2,998,326	2,999,813
Loans held for sale	119,100	1,012,038
Loans, net of allowance of $2,818,212 and $3,398,284 at June 30, 2009 and December 31, 2008	112,712,850	126,836,474
Federal bank stock	1,321,150	1,455,100
Premises and equipment, net	3,111,873	3,284,884
Intangible asset	29,950	59,901
Other real estate owned	4,628,340	5,215,696
Accrued interest receivable and other assets	1,153,862	1,375,368

Total assets	$186,292,109	$186,534,074

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,130,078	$16,659,300
Interest-bearing demand	8,762,561	10,070,737
Savings	58,914,332	53,483,533
Certificates of deposit, net	73,264,732	65,491,464
Total deposits	157,071,703	145,705,034
Repurchase agreements	996,299	1,405,619
Short term Federal Home Loan Bank advances	-	6,850,000
Long term Federal Home Loan Bank advances	18,500,000	21,000,000
Capital lease obligations	455,490	469,060
Accrued interest payable and other liabilities	811,044	1,583,504
Total liabilities	$177,834,536	$177,013,217

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	18,798,764	18,808,311
Accumulated earnings (loss)	(9,993,812)	(9,519,307)
Accumulated other comprehensive earnings (loss)	(347,379)	231,853
Total shareholders’ equity	8,457,573	9,520,857

Total liabilities and shareholders’ equity	$186,292,109	$186,534,074

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividends income:
Loans, including fees	$1,747,129	$2,202,767	$3,691,442	$4,530,466
Securities, taxable	449,459	456,503	850,471	855,435
Securities, tax-exempt	28,650	28,661	57,204	57,227
Interest-bearing deposits and federal funds sold	7,810	28,307	14,073	60,423
Dividends on federal bank stock	15,874	20,493	32,338	41,702
Total interest and dividends income	2,248,922	2,736,731	4,645,528	5,545,250

Interest expense:
Deposits	898,088	1,092,626	1,837,566	2,324,214
Short term Federal Home Loan Bank advances	-	3,756	2,085	28,570
Long term Federal Home Loan Bank advances	155,909	176,106	333,181	339,546
Repurchase agreements	940	5,373	1,872	17,833
Capital leases	18,574	19,599	37,421	39,431
Total interest expense	1,073,511	1,297,460	2,212,125	2,749,594

Net interest income	1,175,411	1,439,271	2,433,403	2,795,656
Provision for loan losses	375,000	5,000	556,000	11,500

Net interest income after provision for loan losses	800,411	1,434,271	1,877,403	2,784,156

Noninterest income:
Service charges and other fees	211,068	246,403	423,253	460,651
Gain on the sale of available for sale securities	-	-	685,948	-
Other than temporary impairment of securities	-	(159,000)	(111,200)	(159,000)
Gain on sale of loans	3,677	63,993	23,167	95,018
Gain on redemption of equity interest in Visa	-	-	-	27,561
Gain (loss) on disposition of other real estate owned	474	-	38,494	-
Direct write-down of other real estate owned	(24,000)	-	(46,500)	-
Other income	11,757	6,180	19,352	17,543
Total noninterest income	202,976	157,576	1,032,514	441,773

Noninterest expense:
Salaries and benefits	738,972	838,435	1,465,366	1,634,903
Occupancy and equipment	206,815	229,389	415,469	456,483
Professional fees	51,487	82,972	154,143	180,899
Franchise tax	28,052	48,821	65,552	99,071
Data processing	172,588	165,111	350,098	335,367
Marketing and advertising	21,670	35,826	48,720	95,737
Stationery and supplies	16,755	24,760	36,533	52,140
Amortization of intangible asset	13,692	23,960	29,951	50,202
Deposit expenses and insurance	361,615	68,300	487,267	129,437
Other expenses	374,705	169,932	582,312	318,449
Total noninterest expense	1,986,351	1,687,506	3,635,411	3,352,688

Earnings (loss) before income tax expense	(982,964)	(95,695)	(725,494)	(126,759)
Income tax expense (benefit)	(6,076)	-	(250,989)	-

Net earnings (loss)	$(976,888)	$(95,659)	$(474,505)	$(126,759)

Basic earnings (loss) per share	$(0.44)	$(0.04)	$(0.21)	$(0.06)
Diluted earnings (loss) per share	$(0.44)	$(0.04)	$(0.21)	$(0.06)

See notes to the consolidated financial statements.

4.

 OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(474,505)	$(126,759)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	203,598	231,244
Securities amortization and accretion, net	68,603	14,403
(Gain) loss on the sale of securities available for sale	(685,948)	-
Origination of loans held for sale	(844,682)	(11,009,182)
Proceeds from sales of loans held for sale	1,760,787	10,605,271
Provision for loan losses	556,000	11,500
(Gain) loss on disposition of other real estate	(38,494)	(9,170)
Direct write-down of other real estate	46,500	-
Gain on sale of loans held for sale	(23,167)	(95,018)
FHLB stock dividend	-	(26,100)
Stock option expense	(9,547)	17,414
Other than temporary impairment of securities	111,200	(159,000)
Net change in:
Accrued interest receivable and other assets	221,506	(225,133)
Accrued interest payable and other liabilities	(653,020)	(361,417)
Deferred loan fees	(13,018)	(43,615)
Net cash from operating activities	225,813	(857,562)

Cash flows from investing activities:

Purchases of securities available for sale	(44,758,741)	(9,920,610)
Sale of securities available for sale	27,878,086	-
Maturities, calls and paydowns of securities available for sale	3,388,667	2,049,091
Redemption of federal bank stock	133,950	118,750
Proceeds from sales of other real estate owned	1,120,250	13,366
Net change in loans	13,139,582	4,439,197
Expenditures to improve other real estate owned	(99,840)	(186,150)
Purchases of premises and equipment	(636)	(69,287)
Net cash from investing activities	801,318	(3,556,003)

Cash flows from financing activities:
Net change in deposits	11,366,669	1,224,607
Net change in repurchase agreements	(409,320)	(672,061)
Repayment of capital lease obligations	(13,570)	(11,583)
Proceeds from short term FHLB advances, net of repayments	(6,850,000)	(75,000)
Proceeds from long term FHLB advances	3,000,000	6,000,000
Repayments of long term FHLB advances	(5,500,000)	(2,000,000)
Net cash provided by financing activities	1,593,779	4,465,963

Net change in cash and cash equivalents	2,620,910	52,398
Cash and cash equivalents at beginning of period	11,467,937	7,115,206

Cash and cash equivalents at end of period	$14,088,847	$7,167,603

Supplemental disclosures of cash flow information:
Cash received during the period for:
Federal income tax refund	$250,989	$-
Cash paid during the period for:
Interest	$2,302,393	$2,749,594
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	$441,060	$1,151,076

See notes to the consolidated financial statements.

5.

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2009, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

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

Subsequent Events: The Company has evaluated subsequent events from the balance sheet date through the issuance of the financial statements August 13, 2009 determining no events require adjustments or additional disclosure in the consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an

6.

OHIO LEGACY CORP

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Through the period ended March 31, 2009, the Company recognized cumulative other than temporary impairment charges of $2.9 million for FNMA and FHLMC preferred stock. The Company adopted the FSP effective April 1, 2009. The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position since the impairment previously recognized was all related to credit losses and properly recognized in earnings.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 8.

Recently Issued but not yet Effective Accounting Pronouncements

Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated  The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities.

Statement Nos. 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.

7.

OHIO LEGACY CORP

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162

With the issuance of Statement No. 168 on June 29, 2009, the FASB Accounting Standards Codification™ (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 3 – STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At June 30, 2009 all Director Warrants were vested and exercisable. No warrants have been exercised to date.

Following is the activity under the plan:

	Six months ended June 30, 2009 Total options outstanding
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	184,700	$10.69
Forfeited	(19,050)	9.82
Exercised	-	-
Granted	-	-

Options outstanding, end of period	165,650	$10.79

Options exercisable, end of period	159,150	$10.88

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2009 was $0.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2009	$3,832
2010	2,081
Total	$5,913

8.

OHIO LEGACY CORP

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
BASIC:
Net earnings (loss)	$(976,888)	$(95,659)	$(474,505)	$(126,759)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564

Basic earnings (loss) per share	$(0.44)	$(0.04)	$(0.21)	$(0.06)

DILUTED:
Net earnings (loss)	$(976,888)	$(95,659)	$(474,505)	$(126,759)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564	2,214,564	2,214,564

Diluted earnings (loss) per share	$(0.44)	$(0.04)	$(0.21)	$(0.06)

The following table details, as of June 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Stock options	165,650	185,350	165,650	185,350
Stock warrants	150,000	150,000	150,000	150,000

NOTE 5 – LOANS

Loans, by collateral type, were as follows at June 30, 2009, and December 31, 2008:

9.

OHIO LEGACY CORP

NOTE 5 – LOANS (continued)

	June 30, 2009		December 31, 2008
	Balance	Percent	Balance	Percent

Residential real estate	$36,161,980	31.3%	$37,091,918	28.5%
Multifamily residential real estate	5,521,612	4.7	5,558,771	4.2
Commercial real estate	52,802,568	45.7	56,921,284	43.7
Construction	5,357,374	4.6	10,799,541	8.3
Commercial	9,553,211	8.3	12,082,242	9.3
Consumer and home equity	6,233,762	5.4	7,893,464	6.0
Total loans	115,630,507	100.0%	130,347,220	100.0%
Less: Allowance for loan losses	(2,818,212)		(3,398,284)
Net deferred loan fees	(99,445)		(112,463)
Loans, net	$112,712,850		$126,836,473

At June 30, 2009, and December 31, 2008, approximately $24,471,000 and $24,543,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning of period	$3,565,894	$1,628,411	$3,398,283	$1,622,906
Provision for loan losses	375,000	5,000	556,000	11,500
Loans charged-off	(1,501,876)	(12,289)	(1,519,684)	(24,534)
Recoveries	379,193	11,131	383,612	22,381

Balance, end of period	$2,818,212	$1,632,253	$2,818,212	$1,632,253

Allowance for loan losses, percent of total loans	2.43%	1.28%

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008

Loans past due over 90 days still on accrual	$-	$279,800
Nonaccrual loans, includes smaller balance homogeneous loans	7,176,995	4,636,376
Impaired loans with no allowance for loan losses allocated	6,956,785	3,380,537
Impaired loans with allowance for loan losses allocated	220,210	1,235,839
Amount of the allowance for loan losses allocated	$100,000	$772,000

10.

OHIO LEGACY CORP

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Residential real estate	$1,777,082	$2,430,803
Land development	2,851,258	2,784,893
Total real estate owned	4,628,340	5,215,696

Less: valuation allowance	-	-

Real estate owned, net	$4,628,340	$5,215,696

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at June 30, 2009 and December 31, 2008 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

NOTE 7 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale and held to maturity investment securities portfolio at June 30, 2009, including unrealized gains and losses:

Description of securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Federal agency mortgage-backed securities	$45,818,759	$66,402	$(415,219)	$45,469,942
Other mortgage-backed securities	467,631	-	(51,363)	416,269
Equity securities	88,800	52,800	-	141,600

Total available for sale	$46,375,190	$119,202	$(466,581)	$46,027,811

Held to maturity
States and political subdivisions	$2,998,326	$32,230	$(19,180)	$3,011,376
Total held to maturity	$2,998,326	$32,230	$(19,180)	$3,011,376

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities because the loans underlying the mortgage backed securities generally can be prepaid without penalty.

11.

OHIO LEGACY CORP

NOTE 7 – INVESTMENT SECURITIES (continued)

	June 30, 2009
	Amortized Cost	Fair Value
Maturity
Available for sale
Mortgage backed securities	$46,286,390	$45,866,211
Equity securities	88,800	141,600

Total	$46,375,190	$46,027,811

Held to maturity
One to five years	$509,925	$518,874
Five to ten years	1,951,040	1,965,025
Beyond ten years	$537,361	$527,477

Total	$2,998,326	$3,011,376

The following summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
Federal agency mortgage-backed securities	$28,043,502	$(406,412)	$1,100,393	$(8,807)	$29,143,895	$(415,219)
Other mortgage-backed securities	-	-	416,269	(51,362)	416,269	(51,362)

Total available for sale	$28,043,502	$(406,412)	$1,516,662	$(60,169)	$29,560,164	$(466,581)

Held to maturity
States and political subdivisions	$1,106,905	$(19,180)	-	-	$1,106,905	$(19,180)
Total held to maturity	$1,106,905	$(19,180)	-	-	$1,106,905	$(19,180)

Proceeds from sales and calls of securities available for sale were $27.9 million for the six months ended June 30, 2009, respectively. Gross gains of $685,900 were realized on these sales during the period. There were no sales of securities in the first half of 2008.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other than

12.

OHIO LEGACY CORP

NOTE 7 – INVESTMENT SECURITIES (continued)

temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The Company has no securities that meet this definition as of June 30, 2009.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 44 securities, 19 of which were in an unrealized loss position for less than 12 months and four for 12 months or longer. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed securities

At June 30, 2009, 95.5% of the mortgage-backed securities held by the Company were issued by Ginnie Mae, which are backed by the full faith and credit of the U.S. government and an additional 3.3% were issued by Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The Company’s mortgage-backed securities portfolio includes one non-agency security with a market value of $416,300 which represents an unrealized loss of approximately $51,400 at June 30, 2009. This non-agency mortgage-backed security was rated AAA and Aaa by by Standard and Poor’s and Moody’s, respectively, when it was purchased and is still rated investment grade. As part of this issue, certain subordinated classes of securities are designated to receive principal repayments only after all payments have been made to senior classes. As of the reporting date, the balances available to support this security were 6.2 times the estimated potential loss, an increase from 3.5 times at issuance. As of July 1, 2009, 1.16% of the loans serving as collateral for this security were 30 days delinquent; there were no loans that were 60 or 90 days delinquent and no loans in foreclosure or bankruptcy. The loans are adjustable rate mortgages with an initial fixed rate for 10 years, which then adjust annually at 2.75% over one year LIBOR. The first rate reset would occur in September, 2013. Although the borrowers are not required to make principal payments during the initial 10 year period, 52.1% of the original principal has been repaid as of June 30, 2009. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of June 30, 2009, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

13.

OHIO LEGACY CORP

NOTE 8 – FAIR VALUE

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans and Other Real Estate:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2009	December 31, 2008

Available for sale securities	$46,027,811	$32,726,863

Quoted prices on active markets for identical assets (Level 1)	141,600	58,000
Significant other observable inputs (Level 2)	45,886,211	32,668,863
Significant unobservable inputs (Level 3)	$-	$-

Assets measured at fair value on a non-recurring basis are summarized below:

14.

OHIO LEGACY CORP

NOTE 8 – FAIR VALUE MEASUREMENT (continued)

	June 30, 2009	December 31, 2008

Impaired loans	$703,410	$1,002,322

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$703,410	$1,002,322

Other real estate	$2,211,670	$2,888,998

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$2,211,670	$2,888,998

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $803,400 with a specific allocation of the allowance for loan losses of $100,000. Loans in the amount of $1,502,000 were charged off during the second quarter. These loans had a specific allocation through the allowance for loan loss of $772,000. A recovery of $379,000 was also realized on one of these loans, resulting in a net additional provision for the quarter of $351,000.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 are as follows:

June 30, 2009
Estimated Fair Value
Financial assets
Cash, due from banks, federal funds sold and money market investments	$14,088,800
Securities available for sale	46,027,800
Securities held to maturity	3,111,400
Loans, net	114,653,000
Accrued interest receivable	549,500

Financial liabilities
Deposits	$158,257,000
Repurchase agreements	996,300
FHLB advances	18,651,000
Accrued interest payable	190,000

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration of widening credit spreads.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material

15.

OHIO LEGACY CORP

NOTE 9 – CONSENT ORDER

The Board of Directors of the Bank entered into a Consent Order (“Order”) with the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”) dated February 17, 2009. The Order required the Board of Directors to submit a capital plan to the Assistant Deputy Controller that included specific plans to achieve and maintain a minimum ratio of Tier 1 capital to average assets of 8.75% and a minimum ratio of total capital to risk-weighted assets of 13.25% by August 31, 2009. To have achieved this level of capital at June 30, 2009, the Bank would have needed approximately $8.2 million of additional capital. The Board of Directors submitted the capital plan to the OCC, which includes the engagement of an advisory firm to seek out capital investment from parties not currently affiliated with the Company or the Bank or attracting a merger partner. The Company’s management and Board of Directors are in active discussions with several parties in an attempt to achieve one of these objectives. Additionally, the capital plan calls for management to continue to manage the Bank’s assets with the goal of protecting and growing capital and reducing the level of criticized assets.

The Order provides that the OCC shall maintain the ability to take any action the OCC deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order.

16.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	deterioration in securities markets due to a lack of liquidity and demand for securities related to real estate,

•	changes in government regulation; and

•	general economic and business conditions.

OVERVIEW

The following key factors summarize the Company’s financial condition through June 30, 2009:

•	Other real estate decreased from $5,215,700 to $4,628,300
•	Nonaccrual loans increased from $4,636,400 to $7,177,000
•	Loan charge offs totaled $1,519,700

17.

OHIO LEGACY CORP

The following key factors summarize our results of operations for the first half of 2009:

•	Net interest income fell $363,000 compared to the same period in 2008
•	The provision for loan losses increased $545,000 for the previous period
•	Gains on the sale of available securities totaled $574,700

The following forward-looking statements describe our near term outlook:

•	Credit quality continues to be the primary focus of the Company
•	The Company is fully engaged in exploring all alternatives to address the capital shortfall
•	Capital preservation is a key priority for the Company

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The Company stratifies the portfolio by loan type into nine separate categories, determines and assigns the components individually then aggregates the resulting amounts. The allowance for the individual categories ranges from 1.1% to 15.0%, equating to 2.4% of the entire portfolio as of June 30, 2009.

The Company changed its estimate of credit loss in the fourth quarter 2008. It shortened the historical period that forms the basis of the loss factors used in the allowance estimate from 4 years to 2.25 years to more heavily weight recent quarters with higher charge offs. The effect of the change was to increase the total amount of allowance.

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

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. A valuation allowance has been recorded for the deferred tax asset for net operating loss carryforwards and other net deferred tax assets to reduce the carrying amount of these assets to zero. Additional information is included in Note 1 to our audited consolidated financial statements.

18.

OHIO LEGACY CORP

FINANCIAL CONDITION – JUNE 30, 2009 COMPARED TO DECEMBER 31, 2008

Assets. At June 30, 2009, assets totaled $186.3 million, essentially unchanged from $186.5 million at December 31, 2008. The composition of the balance sheet has changed significantly as the Company executed strategies to strengthen its capital position and reduce its overall risk profile.

Securities. Total securities classified as available for sale increased by $13.3 million to $46.0 million. The portfolio consists primarily of 30-year mortgage backed securities issued by the Government National Mortgage Association (GNMA), an agency guaranteed by the full faith and credit of the U.S. government. During the first quarter, the Bank sold $28.0 million of 15, 20 and 30 year mortgage backed securities issued by FNMA and FHLMC and reinvested the proceeds into GNMA securities to improve its risk weighted capital ratio.  In addition, as cash from loan repayments became available during the first and second quarters, the funds were invested in additional GNMA securities. The monthly cash flow of principal and interest can be used to fund loan growth, repay liabilities or be reinvested as needed. At June 30, 2009 we believe the effective duration of the portfolio excluding equity investments was approximately 5.3%, compared to 2.1% at December 31, 2008 as a result of the strategies noted above. The increase in duration from purchasing longer average life securities can be expected to contribute to increased volatility in the market value of the portfolio for any given change in market rates. The unrealized loss on the portfolio at June 30, 2009 was approximately $347,400, compared to a gain of $351,300 at year end. The market has continued to experience significant volatility in prices and yields due to ongoing concerns about the economy in general and the mortgage sector in particular.

Loans.  At June 30, 2009, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $112.7 million, a decrease of $14.1 million compared to December 31, 2008. The Company is strategically working to change the composition of the portfolio to lower its risk profile through better diversification of product types. However, continued weakness in the economy is limiting growth opportunities in preferred sectors at the current time.

Allowance for loan losses and asset quality. The allowance for loan losses totaled $2.8 million at June 30, 2009, down from $3.4 million at December 31, 2008. Four loans totaling $1.5 million were charged off in the second quarter, including two loans for which a $772,000 specific reserve had been established at year end. The Company also posted a recovery of $379,200 from a mediated insurance settlement related to construction defects for one of the loans charged off. A provision of $375,000 including a specific reserve of $100,000 was recorded in the second quarter. As a percentage of total loans, the allowance has decreased from 2.61% at year end to 2.43% at the end of the second quarter. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons, and will increase the allowance for loan losses if we believe losses have been incurred.

Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. Nonperforming loans totaled $7.2 million at June 30, 2009 compared to $4.6 million at December 31, 2008. The balance includes ten loans totaling approximately $4.6 million that were converted to nonaccrual status since year end. The majority of the loans added are well secured. In addition to the loans charged off, four loans totaling $441,000 were transferred to other real estate and payments of $167,200 were recorded.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased by $221,500 from year end. The loan recovery of $379,000 discussed above was recorded as an account receivable pending payment from the insurance company. Changes in the accounting for income taxes as the result of the net loss booked in 2008 resulted in a decrease of $570,800; other changes in prepaid assets and accrued interest arising from normal business activities comprised the remainder.

Deposits. Total deposits increased $11.4 million from year end to $157.1 million at June 30, 2009. Overall, core deposit balances increased 4.5% to $83.8 million from $80.2 million at year end. Noninterest bearing demand deposits decreased 3.2% to $16.1 million. The certificate of deposit portfolio increased $7.8 million during the period to $73.3 million or 46.6% of total deposits compared to $65.5 million or 45.0% of total deposits at year-end.  The increase was largely the result of a short-term promotion late in the fourth quarter of 2008 and the first few days of 2009.

Federal Home Loan Bank advances.  Total advances decreased $9.4 million from $27.9 million to $18.5 million at June 30, 2009. An overnight advance of $6.9 million was repaid early in the first quarter. A $3.0 million 4.89% advance that matured in January was renewed at 3.19%, and a $2.5 million term advance with a rate of 5.24% was paid off at maturity in February.

19.

OHIO LEGACY CORP

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2009

The following tables set forth information relating to the average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated.  These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Three months ended June 30,
	2009				2008
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	Balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	14,338		8	0.22%	5,176		28	2.20%
Securities available for sale	42,424		449	4.24	33,557		457	5.44
Securities held to maturity	2,999		29	3.82	3,002		29	3.82
Federal agency stock	1,321		16	4.81	1,466		20	5.59
Loans (1)	112,960		1,747	6.20	127,886		2,203	6.93
Total interest-earning assets	174,042		2,249	5.18%	171,087		2,737	6.43%
Noninterest-earning assets	16,806				15,830
Total assets	190,848				186,917

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	8,821		19	0.86%	9,556		25	1.05%
Savings accounts	17,139		74	1.72	5,415		10	0.78
Money market accounts	42,214		164	1.55	48,495		320	2.65
Certificates of deposit	75,704		642	3.40	72,724		737	4.08
Total interest-bearing deposits	143,878		899	2.50	136,190		1,093	3.23
Other borrowings	20,109		175	3.50	19,389		205	4.25
Total interest-bearing liabilities	163,987		1,074	2.63%	155,579		1,297	3.35%
Noninterest-bearing demand deposits	16,692				15,538
Noninterest-bearing liabilities	413				419
Total liabilities	181,092				171,536
Shareholders’ equity	9,756				15,381
Total liabilities and shareholders’ equity	190,848				186,917

Net interest income; interest-rate spread (2)			1,175	2.55%			1,439	3.08%
Net earning assets	10,055				15,508
Net interest margin (3)				2.71%				3.38%
Average interest-earning assets tointerest-bearing liabilities	1.1	X			1.1	x

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

The net loss totaled $976,900 for the three months ended June 30, 2009, or $0.44 per diluted share, compared to a net loss of $95,700 or $0.04 per diluted share during the second quarter of 2008.

20.

OHIO LEGACY CORP

Net interest income. During the three months ended June 30, 2009, net interest income was $1.1 million compared to $1.4 million the comparable quarter last year, due in large part to the decline in the net interest margin from 3.38% to 2.71% and further impacted by a decrease in average net earning assets from $15.5 million to $10.1 million.

Interest income. Total interest income for the quarter was $2.2 million, down $487,800 from $2.7 million in the same quarter in 2008. The increase in earning assets from $171.1 million to $174.0 million was offset by the decrease in the yield on earning assets by 125 basis points from 6.43% to 5.18%.

Interest expense. For the three months ended June 30, total interest expense was $1.1 million compared to $1.3 million in the prior year. The increase in average interest bearing liabilities from $155.6 to $164.0 million was more than offset by the decrease in the cost of interest bearing liabilities by 72 basis points from 3.35% to 2.63%.

Provision for loan losses. The provision for loan losses totaled $375,000 during the second quarter of 2009, compared to $5,000 the second quarter of 2008. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income. Noninterest income for the second quarter was $203,000 compared to $157,600 for the same period the prior year. In 2009, service charge income declined $35,300. Since the number of deposit accounts has remained consistent, the Company attributes the decrease to changes in customer behavior in response to general economic conditions. In 2009, gains on the sale of loans held for sale fell by $60,300 and the Company recorded a write-down of other real estate of $24,000. In comparison, the second quarter of 2008 included an other than temporary impairment charge of $159,000.

Noninterest expense. Total noninterest expense increased $298,800 to $2.0 million compared to $1.7 million for the prior year quarter. The significant changes are described below.

Salary and benefits. Continued reduction and consolidation of positions resulted in a $99,500 reduction in salary and benefits.

Professional fees. In the second quarter, professional fees were $31,500 lower than in the previous year due to legal expenses related to the establishment of the loan production offices in conjunction with Midwest Mortgage Processing LLC in 2008.

Deposit expenses. As disclosed in the first quarter, the FDIC increased premiums for all insured depository institutions for the first calendar quarter 2009 assessment. In addition, the FDIC imposed an emergency assessment for all insured depository institutions to be paid on September 30, 2009. In response to industry comments, the calculation method of the emergency assessment was changed from a percentage of deposits as of June 30, 2009 to a percentage of total assets as of that date. The combination of these changes and a revision of the Company’s premium for the fourth quarter 2008 resulted in an increase of $293,300.

Other expenses. An increase of $204,800 in the most recent quarter was the result of $68,900 in legal expenses related to the foreclosure of multiple properties. Maintenance expenses for properties held as Other Real Estate increased $48,800 and delinquent and current real estate taxes on foreclosed properties increased by $116,300. These were offset in part by a $30,100 reduction in expenses related to mortgage loan origination due to lower volume.

21.

OHIO LEGACY CORP

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009

	Six months ending June 30,
	2009				2008
	Average		Interest		Average		Interest
	outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		Paid	Rate	balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$9,470		14	0.30%	$4,584		$60	2.67%
Securities available for sale	37,195		851	4.57	31,123		855	5.50
Securities held to maturity	3,000		57	3.81	3,002		57	3.81
Federal agency stock	1,338		32	4.83	1,504		42	5.55
Loans (1)	117,962		3,691	6.33	129,449		4,530	7.08
Total interest-earning assets	168,965		4,645	5.56%	169,662		5,545	6.61%
Noninterest-earning assets	22,234				16,362
Total assets	$191,199				$186,024

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,426		38	0.80%	$9,715		60	1.25%
Savings accounts	16,448		159	1.95	5,415		22	0.82
Money market accounts	41,077		350	1.72	46,363		683	2.98
Certificates of deposit	75,209		1,291	3.47	73,560		1,559	4.29
Total interest-bearing deposits	142,160		1,838	2.61	135,053		2,324	3.48
Other borrowings	21,676		374	3.46	19,166		425	4.44
Total interest-bearing liabilities	163,836		2,212	2.73%	154,219		2,750	3.61%
Noninterest-bearing demand deposits	16,771				15,064
Noninterest-bearing liabilities	617				682
Total liabilities	181,224				169,965
Shareholders’ equity	9,975				16,059
Total liabilities and shareholders’ equity	$191,199				$186,024

Net interest income; interest-rate spread (2)			$2,433	2.83%			$2,796	3.00%
Net earning assets	$5,129				$15,443
Net interest margin (3)				2.91%				3.33%
Average interest-earning assets tointerest-bearing liabilities	1.0	x			1.10	x

FOOTNOTES TO YIELD TABLE

(1)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.
(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

The net loss totaled $474,500 for the six months ended June 30, 2009, or $0.21 per share, compared to a net loss of $126,800 or $0.06 per share during the first half of 2008.

Net interest income. During the six months ended June 30, 2009, net interest income was $2.4 million, compared to $2.8 million for the same period the prior year. The decrease of $10.3 million in average net earning assets was further impacted by a decrease in the net interest margin from 3.33% to 2.91%.

Interest income. Total interest income was $4.7 million for the first six months of 2009, compared to $5.6 million for the comparable period in 2008. The yield on loans dropped 0.75% during the period, from 7.08% to 6.33% as variable rate notes reset downward and new volume was added at lower rates. The yield on available for sale securities declined from 5.50% to 4.57% primarily as a result of restructuring the investment portfolio to reduce risk-weighted assets to improve the risk-based capital ratio.

Interest expense. Total interest expense fell $538,000 to $2.2 million in 2009, compared to $2.8 million for the same period in 2008, despite an increase in average volume from $154.2 million to $163.8 million. Deposit expense reductions accounted for $486,000 and other borrowings contributed approximately $50,000.

22.

OHIO LEGACY CORP

Provision for loan losses. The provision for loan losses totaled $556,000 during the first half of 2009, compared to $11,500 for the same period in 2008. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income. Noninterest income was $1.1 million for the first six months of 2009, compared to $441,800 for the first half of 2008. The increase was primarily due to a $685,900 gain on the sale of available for sale securities during the first and second quarters of 2009. Service charge income declined approximately $37,400 during the period, and gains on the sale of loans decreased by $71,900. The Company recorded other than temporary impairment charges of $111,200 in the first quarter of 2009 and $159,000 in the second quarter of 2008.

Noninterest expense. Total noninterest expense increased $282,700 to $3.6 million compared to $3.4 million for the first half of the prior year. The significant changes are described below.

Salary and benefits. The decrease of $169,500 is due to the continuing elimination and consolidation of positions throughout the organization.
Deposit expense and insurance fees. As disclosed in the first quarter, the FDIC increased premiums for all insured depository institutions for the first calendar quarter 2009 assessment as part of its transition to a risk-based assessment methodology that was adopted and implemented in the second quarter. In addition, the FDIC imposed an emergency assessment for all insured depository institutions to be paid on September 30, 2009. In response to industry comments, the calculation method of the emergency assessment was changed from a percentage of deposits as of June 30, 2009 to a percentage of total assets as of that date. The combination of these changes and a revision of the Company’s premium due to changes in regulatory capital status for the fourth quarter 2008 resulted in an increase of $357,800.

Other expenses. An increase of $263,900 for the first half of 2009 was the result of $96,700 in legal expenses related to the foreclosure of multiple properties. Maintenance expenses for properties held as Other Real Estate increased $48,800 and delinquent and current real estate taxes on foreclosed properties increased by $116,300. These were offset in part by a $49,800 reduction in expenses related to mortgage loan origination due to lower volumes in the first half.

Tax expense (benefit). As a result of a change in the tax law late in 2008 that allows net operating losses to be carried back five years, the company was able to amend its 2003 tax return and record a refund of taxes paid for that year, The refund of $289,300 was offset by a $44,400 change in accrued taxes for 2008, resulting in a tax benefit of $244,900.

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

The Company remains steadfast in its commitment to be a strong, community partner providing the best financial solutions for our local customers. However, as part of the efforts to comply with the Order, in addition to raising capital, we intend to reduce the size of the balance sheet. Besides selling impaired loans as noted below, other strategies may include the sale of securities or loans, participating loans to other financial institutions and limiting the growth of loans and deposits through pricing initiatives. Successful execution of these interim strategies will enable the Company to move forward from a position of strength.

23.

OHIO LEGACY CORP

The Company continues to actively work to reduce its portfolio of impaired loans. Due to the breadth and depth of the of the economic decline, the process of obtaining judgment, foreclosing and acquiring deeds via sheriff sale often takes as long as twelve months to complete. However, there is some evidence that the backlog is lessening and delays are shortening. During the second quarter, four properties were sold and five others were acquired at sheriff sale. Properties are recorded as OREO once the deed has been received. There are currently 12 properties listed for sale for which the Company has or expects to obtain deeds in the near future. Subsequent to the end of the quarter, the Company sold four additional properties and recognized gross proceeds of $238,800. These disposals benefit the Company both in terms of eliminating the expenses associated with their acquisition and maintenance and allowing the funds to resume earning interest.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2008.

At June 30, 2009, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

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

At June 30, 2009, the balances in cash and cash equivalents were $2.6 million higher than at year-end. Cash and cash equivalents represented 7.6% of total assets at June 30, 2009 and 6.2% of total assets at December 31, 2008.

CAPITAL RESOURCES

Total shareholders’ equity was $8.5 million at June 30, 2009, a decrease of $1.1 million from the prior year- end balance. The reduction in equity was due to a net loss for the period and an unrealized loss on securities available for sale.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At June 30, 2009, the Bank met the definition of adequately capitalized as described above.

24.

OHIO LEGACY CORP

On February 17, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. The Order requires the Bank to increase its Tier 1 capital to at least 8.75% of adjusted total assets and its total risk based capital to at least 13.25% of risk-weighted assets by August 31, 2009. To have achieved both those levels at June 30, 2009 the Bank would have needed approximately $8.2 million of additional capital.

The Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors.

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$9,957	8.8%	$9,059	8.0%	$11,323	10.0%

Tier 1 capital to risk-weighted assets	$8,525	7.5%	$4,529	4.0%	$6,794	6.0%

Tier 1 capital to average assets	$8,525	4.5%	$7,627	4.0%	$9,534	5.0%

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of current year’s and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. During 2009, the Bank could not declare dividends without prior approval of the Comptroller of the Currency. In addition to the dividend restrictions, the Bank is not permitted to issue brokered deposit without prior approval from its regulators.

Item 3. Not applicable for Smaller Reporting Companies.

Item 4T. Controls and Procedures

As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company delivered to its stockholders the Company's Notice of Annual Meeting of Shareholders, which was held on May 19, 2009, to vote on the election of four Class I directors to serve until the 2011 Annual Meeting of Shareholders.

With respect to each matter (as more fully described in the proxy statement) voted upon at the meeting, the inspector of elections tabulated the following votes:

Election of Class I Directors

Nominee for Director	For	Against	Abstain
J. Edward Diamond	1,537,062	357,876	5,391
D. William Allen	1,538,062	356,876	5,391
Daniel H. Plumly	1,477,119	420,710	2,500
Scott J. Fitzpatrick	1,524,393	359,104	16,831

Item 5. Other Information.

There are no matters required to be reported under this item.

26.

OHIO LEGACY CORP

Item 6. Exhibits.

Exhibit
Number	Note	Description of Document
3.1	(1)	Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp
3.2	(2)	Code of Regulations of Ohio Legacy Corp, as amended by Amendment No. 1
4.1	(3)	See Pages 1 through 9 of Exhibit 3.1 for provisions defining the rights of the holders of common shares
4.2	(3)	Form of Organizer Stock Purchase Warrant
4.4	(2)	2004 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.1	(3)	Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan
10.2	(4)	2002 Amendment to Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan of Ohio Legacy Corp
10.3	(3)	Lease Agreement dated August 24, 1999, by and among Jack K. and Heidi M. Gant and Ohio Legacy Corp
10.4	(3)	Lease Agreement dated November 30, 1999, by and between Schoeppner Properties and Ohio Legacy Corp
10.5	(7)	Lease Agreement dated August 1, 2007 by and between Allen P. Reinhardt and WMBC Company and Ohio Legacy Bank, N.A.
10.6	(5)	Employment Agreement with Mr. Kramer
10.7	(6)	Change in Control Agreement with Mr. Spradlin
10.8	(7)	Change in Control Agreement with Ms. Richards
11		Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of this Form 10-Q)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Chief Financial Officer
32.1		Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	-	Incorporated by reference to Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2003, filed on August 14, 2003
(2)	-	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 17, 2004
(3)	-	Incorporated by reference to Registrant’s Form SB-2, File No. 333-38328, effective June 1, 2000
(4)	-	Incorporated by reference to Registrant’s Form S-8, File No. 333-88842, effective May 22, 2002
(5)	-	Incorporated by reference to Registrant’s Form 8-K filed on May 6, 2005
(6)	-	Incorporated by reference to Registrant’s Form 10-K filed on April 7, 2008
(7)	–	Incorporated by reference to Registrant’s Form 10-K filed on April 3, 2009

27.

OHIO LEGACY CORP

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: August 14, 2009	By: /s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer

28.