Form 10-Q
period 2009-09-30
OHIO LEGACY CORP
filed 2009-11-16
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

As of November 13, 2009, the latest practicable date, there were 2,214,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
THIRD QUARTER REPORT

2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009, and December 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and due from banks	$2,457,897	$5,234,657
Federal funds sold and interest-bearing deposits in financial institutions	23,413,833	6,233,280
Cash and cash equivalents	25,871,730	11,467,937
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	28,153,543	32,726,863
Securities held to maturity (fair value of $3,106,233 and $3,003,825 at September 30, 2009 and December 31, 2008)	2,997,528	2,999,813
Loans held for sale	219,685	1,012,038
Loans, net of allowance of $4,745,255 and $3,398,284 at September 30, 2009 and December 31, 2008	107,003,438	126,836,474
Federal bank stock	1,267,250	1,455,100
Premises and equipment, net	3,033,479	3,284,884
Intangible asset	18,826	59,901
Other real estate owned	4,535,784	5,215,696
Accrued interest receivable and other assets	776,167	1,375,368

Total assets	$173,977,430	$186,534,074

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,286,673	$16,659,300
Interest-bearing demand	7,197,961	10,070,737
Savings	57,177,411	53,483,533
Certificates of deposit, net	68,441,989	65,491,464
Total deposits	147,104,034	145,705,034
Repurchase agreements	684,934	1,405,619
Short term Federal Home Loan Bank advances	-	6,850,000
Long term Federal Home Loan Bank advances	18,500,000	21,000,000
Capital lease obligations	448,285	469,060
Accrued interest payable and other liabilities	821,218	1,583,504
Total liabilities	$167,558,471	$177,013,217

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized, 2,214,564 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	18,780,664	18,808,311
Accumulated earnings (loss)	(12,397,596)	(9,519,307)
Accumulated other comprehensive earnings (loss)	35,891	231,853
Total shareholders’ equity	6,418,959	9,520,857

Total liabilities and shareholders’ equity	$173,977,430	$186,534,074

See notes to the consolidated financial statements.

3.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$1,693,274	$2,092,490	$5,384,716	$6,622,956
Securities, taxable	364,651	447,153	1,215,122	1,302,585
Securities, tax-exempt	28,548	28,560	85,752	85,788
Interest-bearing deposits and federal funds sold	9,638	6,286	23,711	66,709
Dividends on federal bank stock	16,691	20,211	49,029	61,913
Total interest and dividend income	2,112,802	2,594,700	6,758,330	$8,139,951

Interest expense:
Deposits	806,129	931,120	2,643,695	3,255,333
Short term Federal Home Loan Bank advances	-	22,463	2,085	51,033
Long term Federal Home Loan Bank advances	157,623	177,320	490,804	516,865
Repurchase agreements	1,371	4,810	3,243	22,644
Capital leases	18,291	19,359	55,712	58,791
Total interest expense	983,414	1,155,072	3,195,539	3,904,666

Net interest income	1,129,388	1,439,628	3,562,791	4,235,285
Provision for loan losses	2,078,703	608,996	2,634,703	620,496

Net interest income after provision for loan losses	(949,315)	830,632	928,088	3,614,789

Noninterest income:
Service charges and other fees	216,152	254,638	639,405	715,290
Gain on the sale of available for sale securities	232,239	-	918,187	-
Other than temporary impairment of securities	-	(2,700,024)	(111,200)	(2,859,024)
Gain on sale of loans	15,198	47,126	38,365	142,144
Gain on redemption of equity interest in Visa	-	-	-	18,392
Gain (loss) on disposition of other real estate owned	104,402	(2,434)	142,896	6,736
Direct write-down of other real estate owned	(215,532)	(436,006)	(262,032)	(436,006)
Other income	21,551	91,429	40,903	108,972
Total noninterest income	374,010	(2,745,271)	1,406,524	(2,303,496)

Noninterest expense:
Salaries and benefits	676,250	848,020	2,141,616	2,482,923
Occupancy and equipment	218,679	296,434	634,148	752,916
Professional fees	114,409	67,451	268,552	248,349
Franchise tax	23,329	43,973	88,881	143,045
Data processing	180,985	171,688	531,083	507,056
Marketing and advertising	23,186	48,531	71,906	144,268
Stationery and supplies	15,930	24,372	52,463	76,513
Amortization of intangible asset	11,124	21,393	41,075	71,595
Deposit expenses and insurance	216,870	68,041	704,137	197,478
Other expenses	347,720	265,416	930,032	583,866
Total noninterest expense	1,828,479	1,855,319	5,463,893	5,208,009

Earnings (loss) before income tax expense	(2,403,787)	(3,769,958)	(3,129,281)	(3,896,716)
Income tax expense (benefit)	-	-	(250,989)	-

Net earnings (loss)	$(2,403,787)	$(3,769,958)	$(2,878,292)	$(3,896,716)

Basic earnings (loss) per share	$(1.09)	$(1.70)	$(1.30)	$(1.76)
Diluted earnings (loss) per share	$(1.09)	$(1.70)	$(1.30)	$(1.76)

See notes to the consolidated financial statements.

4.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(2,878,292)	$(3,896,716)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	300,597	408,452
Securities amortization and accretion, net	102,277	16,335
(Gain) loss on the sale of securities available for sale	(918,187)	-
Origination of loans held for sale	(1,593,918)	(14,668,786)
Proceeds from sales of loans held for sale	2,424,636	14,820,687
Provision for loan losses	2,634,703	620,496
(Gain) loss on disposition of other real estate	(138,597)	(6,736)
Direct write-down of other real estate	262,032	436,006
Gain on sale of loans held for sale	(38,365)	(142,144)
FHLB stock dividend	-	(39,600)
Stock option expense	(27,644)	21,846
Other than temporary impairment of securities	111,200	2,859,024
Net change in:
Accrued interest receivable and other assets	599,324	(236,172)
Accrued interest payable and other liabilities	(642,969)	224,105
Deferred loan fees	18,235	(43,219)
Net cash from operating activities	215,032	373,578

Cash flows from investing activities:

Purchases of securities available for sale	(58,739,297)	(9,920,610)
Sale of securities available for sale	59,368,575	-
Maturities, calls and paydowns of securities available for sale	4,335,637	2,892,300
Redemption of federal bank stock	187,850	118,750
Proceeds from sales of other real estate owned	1,599,870	235,973
Net change in loans	16,206,556	1,444,839
Expenditures to improve other real estate owned	(69,853)	(336,399)
Purchases of premises and equipment	(8,116)	(764,947)
Net cash from investing activities	22,881,221	(6,330,094)

Cash flows from financing activities:
Net change in deposits	1,399,000	(7,270,894)
Net change in repurchase agreements	(720,685)	(191,365)
Repayment of capital lease obligations	(20,775)	(17,720)
Net change in Fed funds purchased	-	898,000
Proceeds from short term FHLB advances, net of repayments	(6,850,000)	1,075,000
Proceeds from long term FHLB advances	3,000,000	11,000,000
Repayments of long term FHLB advances	(5,500,000)	(2,000,000)
Net cash provided by financing activities	(8,962,460)	3,493,021

Net change in cash and cash equivalents	14,403,793	(2,463,495)
Cash and cash equivalents at beginning of period	11,467,937	7,115,205

Cash and cash equivalents at end of period	$25,871,730	$4,651,710

Supplemental disclosures of cash flow information:
Cash received during the period for:
Federal income tax refund	$250,989	$-
Cash paid during the period for:
Interest	$3,223,075	$3,904,666
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	$973,541	$1,969,642

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2009, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

For reasons more fully described in Note 9 to these interim financial statements, the Company’s auditors added an explanatory paragraph to its opinion on the Company’s December 31, 2008 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent Events: The Company has evaluated subsequent events from the balance sheet date through the issuance of the financial statements November 16, 2009 determining no events require adjustments or additional disclosure in the consolidated financial statements.

6.

OHIO LEGACY CORP

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

With the issuance of ASC-105-10 on June 29, 2009, the FASB Accounting Standards Codification™ (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Adoption of New Accounting Pronouncements:

Accounting for Business Combinations:  The Company adopted new guidance impacting Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (SFAS 141(R), “Business Combinations”), on January 1, 2009. This guidance was issued with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance does not apply to combinations between entities under common control. The Company’s adoption of the new guidance had no impact on the Company’s financial statements and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements: The Company adopted new guidance impacting FASB ASC 810-10, Consolidation (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009. A noncontrolling interest, also known as a “minority interest,” is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This guidance was issued with the objective to improve upon the consistency of financial information that a company provides in its consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: The Company adopted new guidance impacting FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”), on January 1, 2009. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of the new guidance did not have a material impact on the Company’s consolidated financial  statements.

Subsequent Events: The Company adopted FASB ASC 855, Subsequent Events (SFAS No. 165 “Subsequent Events”), on June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s adoption of this guidance did not have a material impact on The Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments: The Company adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of the new guidance did not have a material impact on The Company’s consolidated financial statements as the Company has not experienced other-than temporary impairment within its debt securities portfolio.

7.

Recently Issued but not yet Effective Accounting Pronouncements:

Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial  performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for the Company  this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for the Company, this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.

NOTE 3 – STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering. The Director Warrants vest in equal percentages each year over a three-year period from the date of grant. Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance. At September 30, 2009 all Director Warrants were vested and exercisable. No warrants have been exercised to date.

The Company’s Board of Directors has adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (Stock Ownership Plan).  A total of 400,000 common shares are available for grants under the Stock Ownership Plan. The following types of awards may be granted under the Stock Ownership Plan to eligible persons:  nonqualified stock options, incentive stock options and restricted stock.  Under the Stock Ownership Plan, each nonemployee Director may be granted 2,500 nonqualified options at the time or soon after, that person first becomes a Director. This initial option grant will vest annually in equal amounts over a five-year term.  In addition, each nonemployee Director may receive an annual grant of up to 1,000 nonqualified options during his or her tenure on the Board, which will vest immediately. No Director grants were made in 2009.  Employee option grants usually vest three years from the date of grant.  The exercise price of an option shall not be less than the fair market value of the underlying common stock on the date of the grant.  In the event of a change in control of the Company, all outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors.  Otherwise, all outstanding options will terminate unless the successor corporation agrees to assume or replace such options with an equivalent entitlement. Management expects 100% of the options to vest.

Following is the activity under the plan:

	Nine months ended September 30, 2009
	Total options outstanding
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	184,700	$10.69
Forfeited	(19,050)	9.82
Exercised	-	-
Granted	-	-

Options outstanding, end of period	165,650	$10.79

Options exercisable, end of period	159,150	$10.88

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2009 was $0.

8.

OHIO LEGACY CORP

NOTE 3 – STOCK BASED COMPENSATION (continued)

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation
Costs

Remainder of 2009	$1,716
2010	2,081
Total	$3,797

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net earnings (loss) divided by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share include the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants.  The following table details the calculation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
BASIC:
Net earnings (loss)	$(2,403,787)	$(3,769,958)	$(2,878,292)	$(3,896,716)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564

Basic earnings (loss) per share	$(1.09)	$(1.70)	$(1.30)	$(1.76)

DILUTED:
Net earnings (loss)	$(2,403,787)	$(3,769,958)	$(2,878,292)	$(3,896,716)

Weighted average common shares outstanding	2,214,564	2,214,564	2,214,564	2,214,564
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564	2,214,564	2,214,564

Diluted earnings (loss) per share	$(1.09)	$(1.70)	$(1.30)	$(1.76)

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

9.

OHIO LEGACY CORP

NOTE 5 – LOANS

Loans, by collateral type, were as follows at September 30, 2009, and December 31, 2008:

	September 30, 2009		December 31, 2008
	Balance	Percent	Balance	Percent

Residential real estate	$35,316,629	31.6%	$37,091,918	28.5%
Multifamily residential real estate	5,817,732	5.2	5,558,771	4.2
Commercial real estate	50,778,889	45.4	56,921,284	43.7
Construction	4,830,096	4.3	10,799,541	8.3
Commercial	8,378,270	7.5	12,082,242	9.3
Consumer and home equity	6,721,306	6.0	7,893,464	6.0
Total loans	111,842,922	100.0%	130,347,220	100.0%
Less: Allowance for loan losses	(4,745,255)		(3,398,284)
Net deferred loan fees	(94,229)		(112,463)
Loans, net	$107,003,438		$126,836,473

At September 30, 2009, and December 31, 2008, approximately $21,635,000 and $24,656,000, respectively of single-family residential real estate loans were pledged as collateral for advances from the Federal Home Loan Bank of Cincinnati.

Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$2,818,212	$1,632,253	$3,398,284	$1,622,906
Provision for loan losses	2,078,703	608,996	2,634,703	620,496
Loans charged-off	(215,945)	(634,369)	(1,735,629)	(658,902)
Recoveries	64,285	24,131	447,897	46,511

Balance, end of period	$4,745,255	$1,631,011	$4,745,255	$1,631,011

Allowance for loan losses, percent of total loans	4.23%	1.26%

Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2009, and December 31, 2008:

	September 30, 2009	December 31, 2008

Loans past due over 90 days still on accrual	$344,388	$279,800
Nonaccrual loans, includes smaller balance homogeneous loans	7,555,302	4,636,376
Impaired loans with no allowance for loan losses allocated	1,943,984	3,380,537
Impaired loans with allowance for loan losses allocated	5,611,319	1,235,839
Amount of the allowance for loan losses allocated	$1,253,796	$772,000

10.

OHIO LEGACY CORP

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Residential real estate	$2,021,162	$2,430,803
Land development	2,514,622	2,784,893
Total real estate owned	4,535,784	5,215,696

Less: valuation allowance	-	-

Real estate owned, net	$4,535,784	$5,215,696

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at September 30, 2009 and December 31, 2008 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

NOTE 7 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Federal agency mortgage-backed securities	$27,372,705	$71,432	$168,416	$27,275,721
Other mortgage-backed securities	656,147	1,991	23,916	634,222
Equity securities	88,800	154,800	-	243,600

Total available for sale	$28,117,652	$228,223	$192,332	$28,153,543

	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
Held to maturity
States and political subdivisions	$2,997,528	$108,705	$-	$3,106,233
Total held to maturity	$2,997,528	$108,705	$-	$3,106,233

11.

OHIO LEGACY CORP

NOTE 7 – INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities because the loans underlying the mortgage backed securities generally can be prepaid without penalty.

	September 30, 2009
	Amortized Cost	Fair Value

Available for sale
Mortgage backed securities	$28,028,852	$27,909,943
Equity securities	88,800	243,600

Total	$28,117,652	$28,153,543

Held to maturity
One to five years	$508,001	$520,549
Five to ten years	2,489,527	2,585,684
Beyond ten years	-	-

Total	$2,997,528	$3,106,233

The following summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
Description of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
Federal agency mortgage-backed securities	$12,976,247	$160,549	$283,357	$7,867	$13,259,604	$168,416
Other mortgage-backed securities	-	-	417,856	23,916	417,856	23,916

Total available for sale	$12,976,247	$160,549	$701,213	$31,783	$13,677,460	$192,332

Proceeds from sales and calls of securities available for sale were $59.4 million for the nine months ended September 30, 2009. Gross gains of $918,200 were realized on these sales during the period. The funds were reinvested into similar securities. There were no sales of securities in the first nine months of 2008.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC 320, Investments – Debt and Equity Securities.

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

12.

OHIO LEGACY CORP

NOTE 7 – INVESTMENT SECURITIES (continued)

The second segment of the portfolio uses the OTTI guidance provided by ASC 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The Company has no securities that meet this definition as of September 30, 2009.

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

As of September 30, 2009, the Company’s security portfolio consisted of 37 securities, eight of which were in an unrealized loss position for less than 12 months and two for 12 months or longer. The unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed securities

At September 30, 2009, 93.4% of the mortgage-backed securities held by the Company were issued by Ginnie Mae, which are backed by the full faith and credit of the U.S. government and an additional 5.0% were issued by Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

The Company’s mortgage-backed securities portfolio includes one non-agency security with fair value of $417,900 which represents an unrealized loss of approximately $23,900 at September 30, 2009. This non-agency mortgage-backed security was rated AAA and Aaa by Standard and Poor’s and Moody’s, respectively, when it was purchased and is still rated investment grade. As part of this issue, certain subordinated classes of securities are designated to receive principal repayments only after all payments have been made to senior classes. As of the reporting date, the balances available to support this security were 6.7 times the estimated potential loss, an increase from 3.5 times at issuance. As of September 30, 2009, 1.06% of the loans serving as collateral for this security were 30 days delinquent and 1.45% were 60 days delinquent. There were no loans that were 90 days delinquent and no loans in foreclosure or bankruptcy. The loans are adjustable rate mortgages with an initial fixed rate for 10 years, which then adjust annually at 2.75% over one year LIBOR. The first rate reset would occur in September, 2013. Although the borrowers are not required to make principal payments during the initial 10 year period, 54.7% of the original principal has been repaid as of September 30, 2009. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of September 30, 2009, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 8 – FAIR VALUE

ASC 820, Fair Value Measurements and Disclosure defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly  transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

13.

OHIO LEGACY CORP

NOTE 8 – FAIR VALUE (continued)

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices (unadjusted) for similar assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Impaired Loans and Other Real Estate:  The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2009	December 31, 2008

Available for sale securities	$28,153,543	$32,726,863

Quoted prices on active markets for identical assets (Level 1)
Equity securities	243,600	58,000
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	-	1,031,763
Federal agency mortgage backed securities	27,275,721	22,015,357
Other mortgage backed securities	634,222	9,621,743
Significant unobservable inputs (Level 3)	-	-

14.

OHIO LEGACY CORP

NOTE 8 – FAIR VALUE (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2009	December 31, 2008

Impaired loans	$4,374,823	$1,002,322

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$4,374,823	$1,002,322

Other real estate	$3,242,961	$2,888,998

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$3,242,961	$2,888,998

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,628,619 with a specific allocation of the allowance for loan losses of $1,253,796 at September 30, 2009. Since year end, loans with a total carrying value of $1.2 million and a specific allocation of $772,000 have been charged off. New specific loss reserves of $1,253,796 have been provided for during the year to date period.

A write down of $262,000 was recorded on other real estate during the year to date period.

In accordance with ASC 825-10-65-1, the carrying amounts and estimated fair values of financial assets and liabilities at September 30, 2009 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$25,872,000	$25,872,000	$11,468,000	$11,468,000
Securities available for sale	28,154,000	28,154,000	32,727,000	32,727,000
Securities held to maturity	2,998,000	3,106,000	3,000,000	3,004,000
Loans held for sale	220,000	221,000	1,012,000	1,038,000
Loans, net	107,003,000	108,076,000	126,836,000	133,500,000
Accrued interest receivable	532,000	532,000	602,000	602,000

Financial liabilities
Deposits	(147,104,000)	(148,374,000)	(145,705,000)	(146,982,000)
Repurchase agreements	(685,000)	(685,000)	(1,406,000)	(1,406,000)
Overnight FHLB advances	-	-	(6,850,000)	(6,850,000)
FHLB advances	(18,500,000)	(18,681,000)	(21,000,000)	(21,286,000)
Accrued interest payable	(188,000)	(188,000)	(236,000)	(236,000)

15.

OHIO LEGACY CORP

NOTE 8 – FAIR VALUE (continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration of widening credit spreads.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material.

NOTE 9 – REGULATORY MATTERS

The Board of Directors of the Bank entered into a Consent Order (“Order”) with the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”) dated February 17, 2009. The Order required the Board of Directors to submit a capital plan to the Assistant Deputy Controller that included specific plans to achieve and maintain a minimum ratio of Tier 1 capital to average assets of 8.75% and a minimum ratio of total capital to risk-weighted assets of 13.25% by August 31, 2009. The Board of Directors submitted the capital plan to the OCC, which includes the engagement of an advisory firm to seek out capital investment from parties not currently affiliated with the Company or the Bank or attracting a merger partner. The Company’s management and Board of Directors are in active discussions with several parties in an attempt to achieve one of these objectives. Additionally, the capital plan calls for management to continue to manage the Bank’s assets with the goal of protecting and growing capital and reducing the level of criticized assets. However, the Company did not achieve the minimum capital ratios as of the date specified in the Order.

The Order provides that the OCC shall maintain the ability to take any action the OCC deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order. Among the actions that may be taken by the OCC is the placing of the bank into receivership.

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At September 30, 2009, the Bank did not meet the definition of adequately capitalized as described above and as such is subject to certain restrictions.

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2009, though the Bank is subject to higher capital requirements as discussed above.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$7,550	7.1%	$8,551	8.0%	$10,689	10.0%

Tier 1 capital to risk-weighted assets	$6,172	5.8%	$4,275	4.0%	$6,413	6.0%

Tier 1 capital to average assets	$6,172	3.4%	$7,294	4.0%	$9,118	5.0%

16.

OHIO LEGACY CORP

NOTE 9 – REGULATORY MATTERS (continued)

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of the current year’s and the prior two years’ retained earnings, as defined.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. During 2009, the Bank could not declare dividends without prior approval of the Comptroller of the Currency. In addition to the dividend restrictions, the Bank is not permitted to issue brokered deposits without prior approval from its regulators and may not pay rates on deposits in excess of 75 basis points above the national average as published weekly by the Federal Deposit Insurance Corporation. The Bank also must maintain average total assets for the current quarter at a level below that of the prior quarter. On November 16, 2009, the Company announced it had reached a definitive agreement with another party that would result in a $15 million capital injection into the Company in exchange for majority ownership.  The Company intends to use the capital to restore the Bank to “well capitalized” status. A copy of the definitive agreement was filed under Form 8-K on November 16, 2009.

17.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	deterioration in securities markets due to a lack of liquidity and demand for securities related to real estate,

•	changes in government regulation; and

•	general economic and business conditions.

OVERVIEW

The following key factors summarize the Company’s financial condition through September 30, 2009:

•	Other real estate decreased from $5.2 million to $4.5 million
•	Nonaccrual loans increased from $4.6 million to $7.6 million
•	Net loans decreased from $126.8 million to $107.0 million
•	Tier 1 and total capital declined to $6.2 million and $7.6 million, respectively

18.

OHIO LEGACY CORP

The following key factors summarize our results of operations for the first nine months of 2009:

•	Net interest income fell $672,500 compared to the same period in 2008
•	The provision for loan losses increased $2,014,200 compared to last year
•	Gains on the sale of available securities net of OTTI totaled $807,000

The following forward-looking statements describe our near term outlook:

•	Credit quality continues to be the primary focus of the Company
•	The Company reached a definitive agreement with another party that would result in a $15.0 million capital injection
•	Capital preservation is a key priority for the Company

CRITICAL ACCOUNTING POLICIES

Allowance for loan and lease losses.  The allowance for loan losses (“ALLL”) is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired and assigned a probable loss amount. The Company then divides the remaining loans by risk into three grades: pass, special mention and substandard. Loans with a pass grade are divided into nine separate categories. Total charge-offs for a specified time period, currently 2.25 years, are divided into the same categories and used as a starting point to estimate credit losses in each category. Other subjective factors, such as industry conditions, local economic trends and similar items are assigned a numeric value by category and are also applied to the balances in the pass grade. Historic loss percentages are applied separately to the special mention and substandard pools of loans based on actual charge-offs for each pool in total regardless of the category. In prior quarters, charge-offs were not differentiated between the pass, special mention and substandard grades and were applied equally to the total balance regardless of grade. The impact of the change was to increase the total amount of the ALLL. The summarized table below illustrates the current estimation:

19.

OHIO LEGACY CORP

	Single family	1-4 family Rental	Commercial	HELOC	CRE Non- Owner Occupied	CRE Owner Occupied	CRE Multi Unit	Consumer	Construction/ development	Total
Impaired	$291,233	$164,606	$1,350,768	$-	$181,422	$3,482,757	$107,459	$-	$1,977,055	$7,555,300
Special Mention	399,076	293,187	1,098,108		775,330	3,382,158	2,807,492	-	-	8,755,351
Substandard	655,381	678,555	447,115	7,792	1,443,332	459,313	1,066,548	-	1,465,324	6,223,360
Pass	26,535,417	4,163,130	3,830,334	6,008,329	17,297,696	25,072,180	3,972,279	647,600	1,687,717	89,214,682
Total loans	$27,881,107	$5,299,478	$6,726,325	$6,016,121	$19,697,780	$32,396,408	$7,953,778	$647,600	$5,130,096	$111,748,693
Historical charge off	0.0075	0.0268	0.0427	0.0084	0.0048	0.0015	0.0213	0.0582	0.1900
Base allowance pass grade loans	$199,915	$111,676	$163,499	$50,185	$83,324	$37,326	$84,798	$27,962	$320,703	$1,079,387
Other factors pass grade loans	0.00825	0.03555	0.00575	0.00700	0.00525	0.01125	0.00275	0.00050	0.02535
Additional allowance pass grade loans	$218,917	$147,791	$22,024	$42,058	$90,813	$282,062	$10,924	$240	$42,784	$857,614
Allowance special mention pool	-	-	-	-	-	-	-	-	-	437,768
Allowance substandard pool	-	-	-	-	-	-	-	-	-	1,116,690
Specific allowance for impaired loans	-	-	368,796	-	-	618,000	-	-	267,000	1,253,796
Total allowance	$418,832	$259,467	$554,320	$92,243	$174,137	$937,388	$95,722	$28,202	$630,486	$4,745,255

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

20.

OHIO LEGACY CORP

FINANCIAL CONDITION – September 30, 2009 COMPARED TO DECEMBER 31, 2008

Assets. At September 30, 2009, assets totaled $174.0 million, down $12.6 million from $186.5 million at December 31, 2008. The composition of the balance sheet has changed significantly as the Company executed strategies to strengthen its capital position and reduce its overall risk profile.

Securities. Total securities classified as available for sale decreased by $4.6 million to $28.2 million. The portfolio consists primarily of 30-year mortgage backed securities issued by the Government National Mortgage Association (GNMA), an agency guaranteed by the full faith and credit of the U.S. government. For the year to date, the Bank sold approximately $59.4 million of 15, 20 and 30 year mortgage backed securities and reinvested the proceeds into GNMA securities to improve its risk weighted capital ratio.   The monthly cash flow of principal and interest has been used to repay liabilities, but is available to fund loan growth or be reinvested should the Bank choose that strategy. At September 30, 2009 we believe the effective duration of the portfolio excluding equity investments was approximately 4.9%, compared to 2.1% at December 31, 2008 as a result of the strategies noted above. The increase in duration from purchasing longer average life securities can be expected to contribute to increased volatility in the market value of the portfolio for any given change in market rates. The net unrealized gain on the portfolio at September 30, 2009 was approximately $35,900, compared to a gain of $351,300 at year end.

Loans.  At September 30, 2009, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $107.0 million, a decrease of $19.8 million compared to December 31, 2008. The Company is strategically working to reduce the size and change the composition of the portfolio to lower its risk profile.

Allowance for loan losses and asset quality. The allowance for loan losses totaled $4.7 million at September 30, 2009, an increase of $1.3 million compared to $3.4 million at December 31, 2008. The amount of the allowance is based on a combination of actual experiential factors such as historical losses for each category of loans and information about specific borrowers as well as projections for various other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature. The increase included specific reserves of $1.3 million on ten relationships, as well as $927,100 of general reserves as a result of enhancements in the model used to estimate the allowance. The Company recognized charge-offs of $1.7 million, representing $968,400 in specific reserves and $767,100 in general reserves. Recoveries of $447,900 were recognized during the period, due primarily to a $366,800 mediated insurance settlement related to construction defects in one of the loans charged off and a recovery of $54,800 on a commercial loan that was repaid.

As a percentage of total loans, the allowance has increased from 2.61% at year end to 4.23% at the end of the third quarter. We continue to closely monitor credit quality and delinquencies as our loan portfolio seasons, and will increase the allowance for loan losses if we believe losses have been incurred.

Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. Nonperforming loans totaled $7.6 million at September 30, 2009 compared to $4.6 million at December 31, 2008. During the first nine months of the year, 25 loans totaling approximately $6.1 million converted to nonaccrual status. Three loans totaling $389,300 paid off, nine loans totaling $1.5 million were charged off, nine loans totaling $973,500 were transferred to other real estate and specific reserves of $1.3 million were established for nine others with balances of $5.4 million.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased by $599,200 from year end. Changes in the accounting for income taxes as the result of the net loss booked in 2008 resulted in a decrease of $570,800; other changes in prepaid assets and accrued interest arising from normal business activities comprised the remainder.

Deposits. Total deposits increased $1.4 million from year end to $147.1 million at September 30, 2009. Overall, core deposit balances decreased 1.9% to $78.7 million from $80.2 million at year end. Noninterest bearing demand deposits decreased 14.2% to $14.3 million. The decline in transaction accounts can be attributed to a consistent strategy to reduce funding to levels needed to support declining loans by lowering rates consistently over the last six months. The certificate of deposit portfolio increased $2.9 million during the period to $68.4 million or 46.5% of total deposits compared to $65.5 million or 45.0% of total deposits at year-end.  The increase was largely the result of a short-term promotion late in the fourth quarter of 2008 and the first few days of 2009.

21.

OHIO LEGACY CORP

Federal Home Loan Bank advances.  Total advances decreased $9.4 million from $27.9 million to $18.5 million at September 30, 2009. An overnight advance of $6.9 million was repaid early in the first quarter. A $3.0 million 4.89% advance that matured in January was renewed at 3.19%, and a $2.5 million term advance with a rate of 5.24% was paid off at maturity in February.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009

The following tables set forth information relating to the average balance sheet and reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated.  These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Three months ended September 30,
	2009				2008
	Average		Interest		Average		Interest
	Outstanding		earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	Balance		paid	Rate	Balance		paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$21,550		$10	0.18%	$1,052		$6	2.38%
Securities available for sale	34,099		365	4.24	36,336		447	4.90
Securities held to maturity	2,998		29	3.78	3,001		29	3.79
Federal agency stock	1,295		17	5.11	1,449		20	5.55
Loans (1)	106,750		1,693	6.29	125,713		2,093	6.62
Total interest-earning assets	166,692		$2,113	5.03%	167,551		2,595	6.16%
Noninterest-earning assets	15,315				15,329
Total assets	$182,007				$182,880

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,977		$14	0.70%	$9,095		$23	0.99%
Savings accounts	16,646		46	1.10	5,420		11	0.82
Money market accounts	42,407		134	1.26	47,779		272	2.26
Certificates of deposit	70,757		612	3.43	66,963		625	3.72
Total interest-bearing deposits	137,787		806	2.32	129,257		931	2.87
Other borrowings	20,076		177	3.50	22,715		224	3.92
Total interest-bearing liabilities	157,863		$983	2.47%	151,972		$1,155	3.02%
Noninterest-bearing demand deposits	15,132				16,178
Noninterest-bearing liabilities	569				279
Total liabilities	173,564				168,429
Shareholders’ equity	8,443				14,451
Total liabilities and shareholders’ equity	$182,007				$182,880

Net interest income; interest-rate spread (2)			$1,129	2.56%			$1,440	3.14%
Net earning assets	$8,829				$15,579
Net interest margin (3)				2.69%				3.41%
Average interest-earning assets to interest-bearing liabilities	1.1	X			1.1	x

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

22.

OHIO LEGACY CORP

The net loss totaled $2.4 million for the three months ended September 30, 2009, or $1.09 per diluted share, compared to a net loss of $3.8 million or $1.70 per diluted share during the third quarter of 2008.

Net interest income.  During the three months ended September 30, 2009, net interest income was $1.1 million compared to $1.4 million the comparable quarter last year, due in large part to the decline in the net interest margin from 3.41% to 2.69%. Third quarter net earning assets declined from $15.6 million in 2008 to $8.8 million in 2009, contributing to the decline in net interest income,

Interest income. Total interest income for the quarter was $2.1 million, down $481,900 from $2.6 million in the same quarter in 2008. The minor decrease in earning assets from $167.5 million to $166.7 million was significantly impacted by the decrease in the yield on earning assets by 113 basis points from 6.16% to 5.03%.

Interest expense.  For the three months ended September 30, total interest expense was $983,400 million compared to $1.2 million in the prior year. The increase in average interest bearing liabilities from $152.0 million  to $157.9 million was more than offset by the decrease in the cost of interest bearing liabilities by 55 basis points from 3.02% to 2.47%.

Provision for loan losses.  The provision for loan losses totaled $2.1 million during the third quarter of 2009, compared to $609,000 for the same period the prior year. The increase comprised both specific and general reserves, primarily related to commercial real estate loans. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income.  Noninterest income for the third quarter was $374,000 compared to a loss of $2.7 million for the same period the prior year. Both periods included significant unusual items. The Company recognized a gain of $232,200 on the sale of available for sale securities in 2009, compared to an other than temporary impairment charge of $2.7 million in 2008.   In 2009, gains on the sale of loans held for sale fell by $31,900 to $15,200 as a result of lower activity in the housing market. The Company recorded a write-down of other real estate of $215,500 in 2009, offset in part by a gain of $104,400 on the disposition of certain properties held in other real estate.  In 2008, losses of $436,006 and $2,400 were recorded as write downs and loss on the sale of other real estate. Service charge income declined 15.1% in 2009 to $216,200. The reduction is due to both changes in customer behavior in response to general economic conditions and a decrease in accounts previously maintained in conjunction with loan relationships.

Noninterest expense.  Total noninterest expense was essentially unchanged in the comparable quarters, despite significant variations in several categories. The relevant changes are described below.

Salary and benefits. Continued reduction and consolidation of positions resulted in a $171,800 decrease in salary and benefits.

Deposit expenses. The Company’s FDIC premium for the third quarter increased by $148,800 as a result of an increase in FDIC premiums for all insured depository institutions as part of its transition to a risk-based assessment methodology implemented earlier in the year and a revision of the Company’s premium due to changes in regulatory capital status.

Other expenses. An increase of $82,300 in the most recent quarter was primarily the result of $79,200 in commission expense related to the sale of multiple properties held in other real estate. Legal expenses related to the foreclosure of commercial real estate increased by $51,000, offset in part by a reduction in repair and maintenance expenses on other real estate.

23.

OHIO LEGACY CORP

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2009

	Nine months ending September 30,
	2009				2008
	Average		Interest		Average		Interest
	outstanding		Earned/	Yield/	outstanding		earned/	Yield/
(Dollars in thousands)	balance		Paid	Rate	balance		Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$13,497		$24	0.24%	$3,407		$67	2.62%
Securities available for sale	36,163		1,215	4.48	32,860		1,303	5.29
Securities held to maturity	2,999		86	3.81	3,002		86	3.81
Federal agency stock	1,323		49	4.94	1,485		62	5.56
Loans (1)	114,224		5,385	6.32	128,203		6,623	6.90
Total interest-earning assets	168,206		$6,758	5.39%	168,957		$8,140	6.44%
Noninterest-earning assets	19,927				16,017
Total assets	$188,133				$184,974

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,943		$52	0.77%	$9,508		$82	1.16%
Savings accounts	16,514		205	1.66	5,416		33	0.82
Money market accounts	41,520		485	1.56	46,835		954	2.72
Certificates of deposit	73,725		1,903	3.46	71,361		2,185	4.09
Total interest-bearing deposits	140,702		2,644	2.51	133,120		3,255	3.27
Other borrowings	21,141		552	3.48	20,348		649	4.25
Total interest-bearing liabilities	161,843		$3,196	2.65%	153,468		$3,905	3.40%
Noninterest-bearing demand deposits	16,224				15,435
Noninterest-bearing liabilities	601				548
Total liabilities	178,668				169,451
Shareholders’ equity	9,465				15,523
Total liabilities and shareholders’ equity	$188,133				$184,974

Net interest income; interest-rate spread (2)			$3,563	2.74%			$4,235	3.04%
Net earning assets	$6,363				$15,489
Net interest margin (3)				2.83%				3.34%
Average interest-earning assets to interest-bearing liabilities	1.0	x			1.10	x

FOOTNOTES TO YIELD TABLE

(1)	Net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets.
(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

The net loss totaled $2.9 million for the nine months ended September 30, 2009, or $1.30 per share, compared to a net loss of $3.9 million or $1.76 per share during the first three quarters of 2008.

Net interest income.  During the nine months ended September 30, 2009, net interest income was $3.6 million, compared to $4.2 million for the same period the prior year. The decrease of $9.1 million in average net earning assets was further impacted by a decrease in the net interest margin from 3.34% to 2.83%.

Interest income. Total interest income was $6.8 million for the first nine months of 2009, compared to $8.1 million for the comparable period in 2008. The yield on loans dropped 0.58% during the period, from 6.90% to 6.32% as variable rate notes reset downward and new volume was added at lower rates. Average volume declined from $128.2 million to $114.2 million, as the Company continued to reduce its risk profile by lowering total loan balances. The combination of factors resulted in a decrease of $1.4 million in income. The yield on available for sale securities declined from 5.29% to 4.48% as a result of restructuring the investment portfolio to reduce risk-weighted assets to improve the risk-based capital ratio. However, the decrease was partially offset by a $3.3 million increase in the average balance, resulting in a decrease of $87,500 in income.

24.

OHIO LEGACY CORP

Interest expense.  Total interest expense fell $709,100 to $3.2 million in 2009, compared to $3.9 million for the same period in 2008, despite an increase in the average volume of interest bearing liabilities from $153.5 million to $161.8 million. Deposit expense reductions accounted for $661,600 and other borrowings contributed approximately $97,500.

Provision for loan losses.  The provision for loan losses totaled $2.6 million during the first nine months of 2009, compared to $620,500 for the same period in 2008. The increase comprises both specific and general reserves determined as part of the regular quarterly evaluation, as well as additional reserves due to a change in the method the Company uses to estimate credit loss. As discussed above in the “Allowance for loan losses,” our provision for loan losses can be expected to fluctuate from period to period.

Noninterest income.  Noninterest income was $1.4 million for the first nine months of 2009, compared to $(2.3) million for the first nine months of 2008. Both periods included significant unusual items. During the first nine months of 2009, a $918,200 gain on the sale of available for sale securities was recorded. This was offset in part by the recognition of an other than temporary impairment of $111,200 related to the Company’s holdings of FNMA and FHLMC preferred stock. For the same period in 2008, a $2.9 million other than temporary impairment was recorded on the same securities. Write downs of other real estate owned totaled $262,000 and $436,000 during the first three quarters of 2009 and 2008, respectively.

Noninterest expense.  Total noninterest expense increased $255,900 to $5.5 million compared to $5.2 million for the first nine months of the prior year. The significant changes are described below.

Salary and benefits. The decrease of $341,300 is due to the ongoing elimination and consolidation of positions throughout the organization.

Deposit expense and insurance fees. As disclosed in prior quarters, the FDIC increased premiums for all insured depository institutions for the first calendar quarter 2009 assessment as part of its transition to a risk-based assessment methodology. In addition, they FDIC imposed an emergency assessment for all insured depository institutions to be paid on September 30, 2009. The combination of these changes and a revision of the Company’s premium due to changes in regulatory capital status resulted in an increase of $506,700.

Other expenses. An increase of $346,100 for the first three quarters of 2009 was the result of $147,600 in legal expenses related to the foreclosure of multiple properties. Delinquent and current real estate taxes on foreclosed properties increased by $135,100.

Tax expense (benefit). As a result of a change in the tax law late in 2008 that allows net operating losses to be carried back five years, the company was able to amend its 2003 tax return and record a refund of taxes paid for that year. The refund of $289,300 was offset by a $44,400 change in accrued taxes for 2008, resulting in a tax benefit of $244,900.

STRATEGIC DEVELOPMENTS

As disclosed in an 8-K on February 20, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. The Order requires the Bank to increase its capital to certain specified levels. As disclosed in the 10-K filed on April 3, 2009, the Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to actively explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors to achieve compliance with the Order of Consent.

The Company remains steadfast in its commitment to be a strong, community partner providing the best financial solutions for our local customers. However, as part of the efforts to comply with the Order, in addition to raising capital, we intend to reduce the size of the balance sheet. Besides selling real estate acquired in settlement of impaired loans as noted below, other strategies may include the sale of securities or loans, participating loans to other financial institutions and limiting the growth of loans and deposits through pricing initiatives. Successful execution of these interim strategies will enable the Company to move forward from a position of strength.

25.

OHIO LEGACY CORP

The Company continues to actively work to reduce its portfolio of Other Real Estate. During the third quarter, five properties were recorded as other real estate at a value of $500,300 and 12 properties were sold for gross proceeds of $415,700. As of the report date, 14 of the 19 properties in the portfolio were listed for sale. These disposals benefit the Company both in terms of eliminating the expenses associated with their acquisition and maintenance and allowing the funds to be invested in interest earning assets.

On November 16, 2009, the Company announced that it had reached a definitive agreement with another party that would result in a $15.0 million capital injection into the Company in exchange for majority ownership. The agreement is subject to approval by the Company’s shareholders as well as applicable regulatory agencies. Upon approval, the Company intends to rebuild the Bank into a profitable entity and to take advantage of the opportunities the current banking landscape presents.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2008.

At September 30, 2009, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

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

At September 30, 2009, the balances in cash and cash equivalents were $14.4 million higher than at year-end. Cash and cash equivalents represented 14.9% of total assets at September 30, 2009 and 6.2% of total assets at December 31, 2008. The higher cash balances are an integral part of the Company’s strategy to reduce its risk profile.

CAPITAL RESOURCES

Total shareholders’ equity was $6.4 million at September 30, 2009, a decrease of $3.1 million from the prior year-end balance. The reduction in equity was due to a net loss for the period.  See Note 9 to the financial statements for a discussion of the Bank’s capital resources.

26.

OHIO LEGACY CORP

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At September 30, 2009, the Bank did not meet the definition of adequately capitalized as described above and as such is subject to certain restrictions.

On February 17, 2009, the Company entered into an Order of Consent with the Comptroller of the Currency of the United States of America. The Order requires the Bank to increase its Tier 1 capital to at least 8.75% of adjusted total assets and its total risk based capital to at least 13.25% of risk-weighted assets by August 31, 2009. To have achieved both those levels at September 30, 2009 the Bank would have needed approximately $9.8 million of additional capital.

The Board of Directors has retained the services of the investment banking firm of Stifel, Nicolaus to actively explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors. The Company has been in active discussions with potential partners since that time.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to shareholders is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of the current year’s and the prior two years’ retained earnings, as defined.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. During 2009, the Bank could not declare dividends without prior approval of the Comptroller of the Currency. In addition to the dividend restrictions, the Bank is not permitted to issue brokered deposits without prior approval from its regulators.

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$7,550	7.1%	$8,551	8.0%	$10,689	10.0%

Tier 1 capital to risk-weighted assets	$6,172	5.8%	$4,275	4.0%	$6,413	6.0%

Tier 1 capital to average assets	$6,172	3.4%	$7,294	4.0%	$9,118	5.0%

Item 3.  Not applicable for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

As of September 30, 2009, an evaluation was conducted under the supervision and with the participation of Ohio Legacy Corp’s management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in Ohio Legacy Corp’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, Ohio Legacy’s Corp’s internal control over financial reporting.

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

29.

OHIO LEGACY CORP

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP
(Registrant)

Date: November 16, 2009	By:	/s/ D. Michael Kramer
D. Michael Kramer, President,
President, Chief Executive Officer

30.