Form 10-K
period 2009-12-31
OHIO LEGACY CORP
filed 2010-03-31
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-31673

OHIO LEGACY CORP
(Exact name of registrant as specified in its charter)

Ohio	34-1903890
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

600 South Main Street, North Canton, Ohio	44720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (330) 499-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, without par value	The NASDAQ Stock Market LLC
(The NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was $4,966,344, based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2010

Common stock, without par value	19,714,564

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Exhibits begins on page 61.

TABLE OF CONTENTS

PART I

Item 1.  Business.

Background

Ohio Legacy Corp (“Ohio Legacy”) is a bank holding company incorporated in July 1999 under the laws of the State of Ohio. Ohio Legacy has one wholly-owned subsidiary, Ohio Legacy Bank, National Association (the “Bank”).  Unless otherwise noted, the “Company,” “us,” “we,” and “our” refer to Ohio Legacy, together with the Bank. The Bank opened for business on October 3, 2000.

Ohio Legacy’s principal executive offices are located at 600 South Main Street, North Canton, Ohio 44720, and its telephone office is (330) 499-1900.  Shares of Ohio Legacy’s common stock, each without par value, are listed on The NASDAQ Capital Market under the symbol “OLCB.”

Ohio Legacy maintains an Internet Web site at www.ohiolegacycorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Ohio Legacy’s Internet Web site into this Annual Report on Form 10-K (this “Form 10-K”)).  Ohio Legacy makes available free of charge on or through its Internet Web site Ohio Legacy’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Ohio Legacy’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Ohio Legacy electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Recent Developments

As previously announced, on November 15, 2009, Ohio Legacy and the Bank entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Excel Financial, LLC (“Excel Financial”).  Under the terms of the Stock Purchase Agreement, Excel Financial agreed to purchase 15 million shares of Ohio Legacy’s common stock at a price of $1.00 per share.  As a condition to Excel Financial’s purchase of the shares, Ohio Legacy agreed to sell a minimum of 1.5 million shares of its common stock to investors other than Excel Financial in a private offering, and to use its best efforts to sell an additional one million shares of its common stock in the same private offering, all at a purchase price of $1.00 per share.

On February 19, 2010, Ohio Legacy closed (i) the sale of 15 million shares of its common stock, pursuant to the Stock Purchase Agreement, to Excel Bancorp, LLC (“Excel Bancorp”), an affiliate of Excel Financial, at a price of $1.00 per share and (ii) the sale of 2.5 million shares of its common stock to other local investors at a price of $1.00 per share.  The aggregate proceeds from the sales were $17.5 million.  Through its purchase of 15 million shares of Ohio Legacy’s common stock, Excel Bancorp, which did not own any Ohio Legacy securities before the closing, acquired approximately 76% of Ohio Legacy’s total outstanding shares of common stock.

The transactions contemplated by the Stock Purchase Agreement were approved by Ohio Legacy’s shareholders at a special meeting held on January 8, 2010.  Additional information regarding the Stock Purchase Agreement and the related transactions was set forth in Ohio Legacy’s definitive proxy statement relating to the special meeting filed with the SEC on December 17, 2009.  See Note 2 to the consolidated financial statements for additional information regarding these transactions.

Products and Services

The Company, through the Bank’s four offices, provides retail and commercial banking services to its customers, who are located primarily in Stark and Wayne Counties in north east Ohio. These products include checking and savings accounts, cash management services, time deposits, safe deposit box facilities and courier services, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers.

Commercial and Construction Lending Products

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from cash flows. These loans typically are secured by business assets such as equipment or inventory. For entity borrowers, the Bank generally obtains a personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether or not to grant the credit. Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Additionally, the company’s historical performance, business principles and industry are reviewed prior to the extension of credit. Commercial loans comprised 7.3% of the Bank’s loan portfolio at December 31, 2009.

Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as it performs when deciding whether to grant a commercial loan. Commercial real estate and multifamily real estate loans comprised 50.9% of the Bank’s loan portfolio at December 31, 2009.

Construction loans are secured by residential and business real estate. Construction loans generally involve greater underwriter and default risks than do loans on existing real estate due to the inherent uncertainties in construction costs and the difficulty in valuing property under construction. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects located outside its geographic marketplace. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 3.8% of the Bank’s loan portfolio at December 31, 2009.

Certain risks are involved in granting loans that primarily relate to the borrower’s ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, cash flows of any related businesses, the availability of personal guarantees and other factors. Once the decision has been made to extend credit, the Bank’s credit officers monitor these factors throughout the life of the loan.

Retail Lending Products

Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower’s residence. These loans are made based on the borrower’s ability to make repayment from employment and other income. Using secondary market approval standards management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Beginning in November 2006 the bank began originating residential real estate loans and selling these loans to the secondary market. It is the strategy of the Company going forward to continue to sell these types of loans in accordance with secondary market guidelines.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including home equity loans on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 85% of the purchase price of the car. Loans for used cars generally do not exceed the average wholesale or trade-in value of the car as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans generally are repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or a general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures.

At December 31, 2009, residential real estate loans comprised 31.6% and consumer and home equity loans comprised 6.4% of the Bank’s total loans.

Deposit Products

The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit, internet banking, cash management and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Wayne and Stark Counties in Ohio and consistent with the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions and government entities. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor.

Employees

At December 31, 2009, the Bank had 54 employees, including 36 full-time employees.  The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.

Competition

The Bank operates in a highly competitive industry. In its primary market areas of Stark and Wayne Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. Many of our competitors enjoy the benefits of greater financial resources, advanced technology, fewer regulatory constraints and lower cost structures.  The Bank’s ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on loans and various other securities which comprise the Bank’s investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to customers. The dominant pricing mechanisms on loans are the Prime interest rate as published in the Wall Street Journal and U.S. Treasury Note rates with three-year or five-year maturities. The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed and set weekly by management. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest rate spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.

Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the Office of the Comptroller of the Currency (the “OCC”) and Ohio Legacy is supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Earnings of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, loan loss reserves, requirements on maintenance of reserves against deposits, domestic monetary policies of the Federal Reserve Board, United States federal government fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with the securities business, capital adequacy requirements and liquidity restraints.

Regulation of Ohio Legacy

Bank Holding Company Act. As a bank holding company, Ohio Legacy is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, Ohio Legacy is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be incidental to those activities. In addition, the BHCA requires bank holding companies to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of another bank or bank holding company, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, among other things, the ability to:  (i) assess civil money penalties; (ii) issue cease and desist or removal orders; and (iii) require that a bank holding company divest subsidiaries (including its subsidiary banks).  In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.  These provisions could have the effect of limiting Ohio Legacy’s ability to pay dividends on its common stock.

Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating can elect to become “financial holding companies.” Financial holding companies and their subsidiaries may engage in or acquire companies that engage in a broad range of financial services that were not permitted previously, such as insurance underwriting, securities underwriting and distribution, merchant banking and certain other financial activities as determined by the Federal Reserve Board. Ohio Legacy has not registered as a financial holding company.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies. However, financial holding company affiliates are regulated by functional regulators such as the FDIC, the SEC and state insurance regulators, depending on the nature of the business and entity type of the financial holding company’s affiliates.

The GLBA contains extensive provisions regarding a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. Ohio Legacy and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of national banks and bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. Actual and required capital amounts are disclosed in Note 14 of the consolidated financial statements.  Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

At December 31, 2009, the Bank was critically undercapitalized according to the guidelines above. The Bank, through its Board of Directors, agreed to a Consent Order (the “Consent Order”) with the OCC dated February 17, 2009 that called for the Bank to reach and maintain tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets by August 31, 2009.  In response to the Consent Order, the Bank initiated several short and intermediate term strategies to improve its capital position.  During the first quarter of 2009, the Bank sold approximately $28.4 million of debt and mortgage backed securities issued by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which have a 20% risk weighting, and purchased the same amount of mortgage backed securities issued by the Government National Mortgage Association ("GNMA"), which have a 0% risk weighting. In addition, the Bank retained the services of the investment banking firm of Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”) to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors.  On February 19, 2010, pursuant to a Stock Purchase Agreement entered into on November 15, 2009 with Excel Financial, the Company received $15.0 million from Excel Bancorp in connection with Excel Bancorp’s purchase of 15 million shares of common stock, and raised an additional $2.5 million in connection with a private placement of 2.5 million shares of common stock.  After the closing of these transactions, Ohio Legacy contributed approximately $16.2 million to the capital of the Bank.  With the additional capital invested in the Bank, the Company exceeded the minimum capital ratios required under the Consent Order.  See Notes 2 and 18 to the consolidated financial statements for additional information regarding the Consent Order and Ohio Legacy’s sale of its common stock.

Regulation of the Bank

The Bank is also subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its securities, limitations on the payment of dividends and other aspects of banking operations.

The Bank is a member of the Federal Reserve System and, because it is a national bank, is regulated by the OCC. Accordingly, the Bank is subject to periodic examinations by the OCC. These examinations are designed primarily for the protection of the depositors of the Bank and not for its shareholder, Ohio Legacy, or for the shareholders of Ohio Legacy.  The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.

Dividend Restrictions. The Bank is a legal entity separate and distinct from Ohio Legacy, although Ohio Legacy owns 100% of the outstanding stock of the Bank. Virtually all of Ohio Legacy’s revenues result from dividends paid by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay to Ohio Legacy. Under OCC regulations, a national bank, such as the  Bank, may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends declared by the Bank in any calendar year, including the proposed dividend, exceeds the total of the Bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. However, a dividend that does not meet this criteria may be approved by the OCC in certain circumstances. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be undercapitalized under applicable federal regulations.

FDIC. The FDIC is an independent federal agency that insures the deposits of federally-insured banks and savings associations up to prescribed limits. Presently, the FDIC insures accounts generally up to $250,000 per account.  On January 1, 2014, the standard insurance amount is scheduled to revert back to $100,000 per account, except for certain retirement accounts (such as IRAs) which will permanently remain insured up to $250,000.  Under the FDIC’s Transaction Account Guarantee Program, through June 30, 2010, all non-interest bearing transaction accounts (such as demand deposit accounts and business checking accounts) will have unlimited insurance coverage at participating institutions, including the Bank.  On June 30, 2010, this additional coverage expires and the insurance amount will revert to $250,000 per account.  Institutions were permitted to opt-out of this additional coverage, although the Bank did not.  While this program is in place, the Bank pays an additional assessment on the balance of non-interest bearing accounts over $250,000 of ten basis points (on an annualized basis).

The FDIC is required to maintain designated levels of reserves.  The FDIC may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease rates if the target level has been met.  Assessments vary based on the risk the institution poses to the deposit insurance fund and the FDIC may alter its method of determining risk at any time.  The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.  The FDIC may, in its discretion, impose special assessments on insured institutions at any time.  In May 2009, the FDIC imposed a special assessment on all insured depository institutions of five basis points on the amount of the institution’s assets.  In November 2009, the FDIC approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012 on December 30, 2009.  The Bank was exempted by the FDIC from prepaying its estimated assessments for 2010 through 2012 under a provision of the final rule permitting the FDIC, after consultation with the Bank’s primary federal regulator, to waive the prepayment requirement if prepayment poses a safety and soundness risk for the institution.  The FDIC may impose additional special assessments or increase premiums in the future.

The FDIC safeguards the safety and soundness of financial institutions through examinations of insured institutions. The Bank is subject to examination by the FDIC, and the Bank’s deposits are assessed deposit insurance premiums by the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

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

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under the CRA, each institution is required to adopt a statement for each of its marketing areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are examined periodically for compliance and are assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) strengthened the federal government’s powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the Patriot Act takes measures to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.  Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining specified identifying information from customers seeking to open new accounts and to establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  The Bank has augmented its policies and procedures to comply with the requirements of the Patriot Act.

Transactions with Affiliates, Directors, Executive Officers and Shareholders. Section 23A and 23B of the Federal Reserve Act and Regulation W restrict transactions by banks and their subsidiaries with their affiliates.  An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.  Ohio Legacy, Excel Bancorp and the Bank are affiliates.  Generally, Sections 23A and 23B and Regulation W:  (i) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital); (ii) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of that bank’s capital stock and surplus; and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank subsidiary, as those provided to a non-affiliate.

The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board.  Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment.  In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Effects of Government Monetary Policy

The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates monetary policy, credit conditions and interest rates that may influence general economic conditions primarily through open market acquisitions or dispositions of United States government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. The Federal Reserve Board’s monetary policies have historically had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

Future Regulatory Uncertainty

Federal regulation of bank holding companies and financial institutions changes regularly and is the subject of constant legislative debate. Future legislation and policies may have a significant influence on overall growth and distribution of loans, investments and deposits and may affect interest rates charged on loans or paid on time and savings deposits.  Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  As a result of the continuous changes in legislation related to the financial services industry, the Company cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Company’s operations and profitability.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

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

	Year ended December 31,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits and federal funds sold	$18,368	$37	0.20%	$2,677	$69	2.59%
Securities available for sale	34,041	1,505	4.42	32,839	1,731	5.27
Securities held to maturity	2,999	114	3.81	3,001	115	3.81
Federal bank stock	1,309	64	4.92	1,478	82	5.49
Loans (1)	111,275	6,985	6.28	127,825	8,681	6.79
Total interest-earning assets	167,992	8,705	5.18	167,820	10,678	6.36
Noninterest-earning assets	15,657			16,342
Total assets	$183,649			$184,162

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	8,716	65	0.75	9,299	99	1.07
Savings accounts	16,505	244	1.48	6,737	91	1.36
Money market accounts	41,134	582	1.42	45,317	1,159	2.56
Certificates of deposit	71,340	2,430	3.41	69,298	2,741	3.95
Total interest-bearing deposits	137,695	3,321	2.41	130,651	4,090	3.13
Other borrowings	20,793	729	3.50	22,776	908	3.98
Total interest-bearing liabilities	158,488	4,050	2.56	153,427	4,998	3.26
Noninterest-bearing demand deposits	15,855			15,930
Noninterest-bearing liabilities	625			500
Total liabilities	174,968			169,857
Shareholders’ equity	8,681			14,305
Total liabilities and shareholders’ equity	$183,649			$184,162

Net interest income; interest-rate spread (2)		$4,655	2.62%		$5,680	3.10%
Net earning assets	$9,504			$14,393
Net interest margin (3)			2.77%			3.38%
Average interest-earning assets to interest-bearing liabilities	1.06x			1.09x

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

	Year ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	$83	$(115)	$(32)	$(97)	$(97)	$(194)
Securities available for sale	62	(288)	(226)	396	219	615
Securities held to maturity	(1)	-	(1)	3	1	4
Federal bank stock	(10)	(8)	(18)	(4)	(12)	(16)
Loans	(1,070)	(626)	(1,696)	(2,536)	(981)	(3,517)
Total assets	$(936)	$(1,037)	$(1,973)	$(2,238)	$(870)	$(3,108)

Change in interest expense attributable to:
Interest-bearing demand deposits	(6)	(28)	(34)	(2)	(34)	(36)
Savings accounts	144	9	153	(7)	39	32
Money market accounts	(99)	(478)	(577)	6	(572)	(566)
Certificates of deposit	79	(390)	(311)	(1,128)	(694)	(1,822)
Other borrowings	(75)	(104)	(179)	73	(359)	(286)
Total interest-bearing liabilities	$43	$(991)	$(948)	$(1,058)	$(1,620)	$(2,678)

Change in net interest income			$(1,025)			$(430)

Industry Guide 3 - Item II. Investment Portfolio

A. This information is contained in Note 3 to the consolidated financial statements, which is incorporated herein by reference.

B.  Other securities consist of a certificate of deposit and Fannie Mae and Freddie Mac preferred stock that has a stated rate and an initial call date of five years from the date of issuance. Based on actions taken by the Treasury Department on September 7, 2008, the dividend on the preferred stock has been suspended indefinitely.

Maturities of Investment Securities (Dollars in thousands)
	No Stated Maturity		Due in one year or less		Due after one through five years		Due after five through ten years
	Amount	Weighted Average Yields	Amount	Weighted Average Yields	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored agencies	$-	-	$-	-	$-	-	$-	-
Agency pass- through MBS	-	-	-	-	-	-	47	5.7%
Other MBS	-	-	-	-	-	-	-	-
State and political	-	-	187	4.3%	633	5.1%	2,231	5.7
Other securities	123	0.0%	-	-	-	-	-	-
Total securities	$123	0.0%	$187	4.3%	$633	5.1%	$2,278	5.7%

	Due after ten years		Total
	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored agencies	$-	-	$-	-
Agency pass-through MBS	26,326	4.1%	26,373	4.1%
Other MBS	396	5.0	396	5.0
State and political	-	-	3,051	5.5
Other securities	-	-	123	0.0
	$26,722	4.1%	$29,943	4.2%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

C.  At December 31, 2009, the following table lists holdings of securities of issuers, other than mortgage-backed securities issued by U.S. Government sponsored enterprises, in amounts greater than 10% of shareholders’ equity.

	Book Value	Fair Value
Lakewood Ohio City School District	$324,065	$328,588
Meigs Ohio Local School District	300,616	313,059
Beachwood Ohio Municipal Complex	291,563	304,615
Hicksville Ohio Exempted Village School District	346,059	357,081
North Canton Ohio Water System	537,431	539,878
Portsmouth Ohio City School District	333,973	331,478
Wadsworth Ohio City School District	254,214	256,328
Fredericktown Ohio Local School District	426,893	433,113
GMAC Mortgage	423,843	396,370
	$3,238,657	$3,260,510

Industry Guide 3 - Item III. Loan Portfolio

A. Types of Loans

This information is contained in Note 4 to the consolidated financial statements, which is incorporated herein by reference.

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2009:

	Maturing
(Dollars in thousands)	One year or less	After one through five years	After five years	Total
Commercial	$2,375	$1,810	$3,488	$7,673
Commercial real estate	1,004	7,063	45,330	53,397
Real estate construction	2,655	993	311	3,959
Total	$6,034	$9,866	$49,129	$65,029

Amount of loans reported above due after one year which have adjustable interest rates (dollars in thousands):

Fixed rate	$4,657
Adjustable rate	54,338
Total	$58,995

C.  Risk Elements

1.   Nonaccrual, Past Due and Restructured Loans - This information is contained in Note 4 to the consolidated financial statements, which is incorporated herein by reference.

The Bank’s policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful or when loans are past due as to principal and interest for 90 days or more, except that, in certain circumstances, interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are evaluated individually in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest that will not be collected is charged against interest income.

When an analysis of a borrower's operating results and financial condition indicates the borrower’s underlying cash flows are not adequate to meet debt service requirements, the loan is evaluated for impairment. Smaller-balance homogeneous loans are evaluated for impairment in total. These loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer loans, credit card loans and home equity loans. Commercial, agricultural and commercial real estate loans are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment.

Loans individually considered impaired are carried at (a) the present value of expected cash flows, discounted at the loan’s effective interest rate, or (b) the fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2.   Potential Problem Loans - At December 31, 2009, management did not identify any loans as to which it had serious doubts about the borrowers’ ability to comply with present loan repayment terms other than those included above in Industry Guide 3 - Item III.C.1, except $4,655,007 of loans not included above but classified as substandard assets for regulatory purposes.

3.   Foreign Outstandings - There were no foreign loans outstanding during any period presented.

4.    Loan Concentrations - At December 31, 2009, approximately $4,984,500 of loans were made to individuals or companies involved in the rental of residential real estate. This concentration accounts for 4.8% of total loans at that date. Loans to individuals or companies involved in the leasing of commercial real estate totaled $7,896,300, or 7.5% of total loans, at December 31, 2009.

D.  Other Interest-bearing Assets

At December 31, 2009, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Items III.C.1. or 2 if such assets were loans.

Industry Guide 3 - Item IV.  Summary of Loan Loss Experience

A. Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31 2009 and 2008 was as follows:

	2009	2008

Balance, January 1	$3,398,284	$1,622,906
Provision for loan losses	4,507,055	2,361,496
Loans charged-off:
Commercial	(1,463,167)	(162,775)
Commercial real estate	(1,219,370)	-
Residential real estate	(221,830)	(19,190)
Construction	(1,501,839)	(544,000)
Consumer and home equity	(22,242)	(39,630)
Total loans charged-off	(4,428,448)	(765,595)
Recoveries:
Commercial	4,558	104,354
Commercial real estate	55,279	-
Residential real estate	9,868	20,603
Construction	380,870	-
Consumer and home equity	18,204	54,520
Total recoveries	468,779	179,477

Balance, December 31	$3,945,670	$3,398,284

Balance as a percentage of total loans	3.76%	2.61%

The allowance for loan losses balance and the provision for loan losses charged to operating expense are determined by management based on periodic reviews of the Bank’s loan portfolio, economic conditions and various other circumstances that are subject to change over time. In making this judgment, management reviews selected large loans as well as loans individually considered impaired, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering the current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of losses and the amounts of such losses are formed on these loans, as well as other loans taken together.

B.   Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 2009 and 2008:

	2009		2008
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Commercial	$313,888	7.3%	$911,294	9.3%
Commercial real estate (1)	1,681,022	45.4	1,040,594	43.7
Multifamily residential real estate	577,800	5.5	182,758	4.2
Residential real estate	629,057	31.6	485,628	28.5
Construction	554,659	3.8	617,375	8.3
Consumer and home equity	189,244	6.4	160,635	6.0
Total	$3,945,670	100.0%	$3,398,284	100.0%
(1) Includes non-owner occupied 1-4 family real estate.

Industry Guide 3 - Item V. Deposits

A. Average Amount and Average Rate Paid On Deposits.
The following is a schedule of the average amount and average rate paid on deposits:

	2009		2008
(Dollars in thousands)	Average Balances	Average Rate	Average Balances	Average Rate
Noninterest-bearing demand deposits	$15,855	N/A	$15,930	N/A
Interest-bearing demand deposits	8,716	0.75%	9,299	1.07%
Savings accounts	16,505	1.48%	6,737	1.36%
Money market accounts	41,134	1.42%	45,317	2.56%
Certificates of deposit	71,340	3.41%	69,298	3.95%
Total deposits	$153,550		$146,581

B.  Other categories – not applicable.

C.  Foreign deposits – not applicable.

D.  The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2009:

Three months or less	$510,781
Over three through six months	297,618
Over six through twelve months	400,000
Over twelve months	1,007,993
Total	$2,216,392

E.  Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI.  Return on Equity and Assets

	2009	2008
Return on average assets	(3.63)	(3.28)
Return on average equity	(76.72)	(42.27)
Dividend payout ratio	0.0	0.0
Average shareholders’ equity to average assets	4.73	7.77

Industry Guide 3 - Item VII. Short-Term Borrowings

During 2009, the Company entered into repurchase agreements and Federal Home Loan Bank (“FHLB”) advances.  This information is contained in Notes 9 and 10 to the consolidated financial statements, which are incorporated herein by reference.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank currently owns or leases and operates four banking offices, including its main office, and an operations center:

•	Wooster Main Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)
•	Canton Branch Office, 4026 Dressler Road N.W., North Canton, Ohio, 44735 (lease)
•	Wooster Milltown Branch Office, 3562 Commerce Parkway, Wooster, Ohio 44681 (own)
•	North Canton Branch Office, 600 South Main Street, North Canton, Ohio 44720 (own)
•	Wooster Operations Center, 2375 Benden Drive, Suite C, Wooster, Ohio, 44691 (operating lease)

The Bank considers the physical properties it occupies to be suitable and adequate for the purposes for which they are being used.  See Note 6 to the consolidated financial statements for additional information regarding our properties.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company.  No routine litigation in which the Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Company.

See Note 18 to the consolidated financial statements for information regarding the Consent Order that the Bank agreed to with its primarily federal regulator, the OCC, on February 17, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Company’s Common Stock

Ohio Legacy’s common stock is publicly traded on the NASDAQ Capital Market under the symbol “OLCB.” As of March 15, 2010, there were 19,714,564 shares of Ohio Legacy’s common stock issued and outstanding and there were approximately 268 holders of record. The following table summarizes the highest and lowest sales prices for Ohio Legacy’s common stock for each quarter during 2009 and 2008, as reported on the NASDAQ Stock Market:

	2009		2008
	HIGH	LOW	HIGH	LOW
First Quarter	$2.75	$1.22	$7.00	$5.02
Second Quarter	3.50	1.25	6.75	5.50
Third Quarter	2.40	0.70	6.75	4.36
Fourth Quarter	2.07	0.55	5.08	1.20

No cash dividends were declared or paid by Ohio Legacy during 2009 or 2008. The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies.  The Company is currently not able to declare or pay dividends without prior approval from its regulators.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 14 to the consolidated financial statements for information regarding the restrictions on the Company’s ability to pay dividends.

Recent Sales of Unregistered Securities

As previously announced, on November 15, 2009, Ohio Legacy and the Bank entered into a Stock Purchase Agreement with Excel Financial.  Under the terms of the Stock Purchase Agreement, Excel Financial agreed to purchase 15 million shares of Ohio Legacy’s common stock at a price of $1.00 per share.  As a condition to Excel Financial’s purchase of the shares, Ohio Legacy agreed to sell a minimum of 1.5 million shares of its common stock to investors other than Excel Financial in a private offering, and to use its best efforts to sell an additional one million shares of its common stock in the same private offering, all at a purchase price of $1.00 per share.

On February 19, 2010, Ohio Legacy closed (i) the sale of 15 million shares of its common stock, pursuant to the Stock Purchase Agreement, to Excel Bancorp, at a price of $1.00 per share and (ii) the sale of 2.5 million shares of its common stock to other local investors at a price of $1.00 per share.  The aggregate proceeds from the sales were $17.5 million.  Net proceeds from the sales were $16.8 million, after the Company’s payment of legal, investment banking, accounting and other issuance expenses of approximately $700,000.  Through its purchase of 15 million shares of Ohio Legacy’s common stock, Excel Bancorp, which did not own any Ohio Legacy securities before the closing, acquired approximately 76% of Ohio Legacy’s total outstanding shares of common stock.

The shares of Ohio Legacy common stock sold in these transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.  The offering was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act.  The shares of common stock sold in the offering may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares of Ohio Legacy common stock contain a legend stating the same.  See Note 2 to the consolidated financial statements for additional information regarding these transactions.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser of shares of Ohio Legacy’s common stock during the fourth quarter of 2009.

Item 7.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition and results of operations as of and for the years ended December 31, 2009 and 2008. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which can be identified by the use of forward-looking terminology, such as “may,” “might,” “could,” “would,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project “or “continue” or the negative version of such terms or comparable terminology.  All statements other than statements of historical fact included in this Form 10-K, including statements regarding our outlook, financial position, results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements.  We desire to take advantage of the “safe harbor” provisions of that Act.

Forward-looking statements speak only as of the date on which they are made and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-K include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation;

•	general economic and business conditions;

•	changes in industry conditions created by state and federal legislation and regulations;

•	changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	our ability to retain existing customers and attract new customers;

•	our development of new products and services and their success in the marketplace;

•	the adequacy of our allowance for loan losses; and

•	our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.

OVERVIEW OF STRATEGIC DEVELOPMENTS

During 2008 and 2009, the Company was burdened by high levels of problem loans and a sizeable portfolio of other real estate owned (“OREO”).  In February 2009, the Company entered into a Consent Order with the OCC focusing on capital adequacy and credit quality.  Although capital preservation was a key priority for the Company during the year, the combination of credit-related charges, the expenses and resources required for the administration of problem assets, and impairment losses associated with Fannie Mae and Freddie Mac securities resulted in charges to capital that left the Company critically undercapitalized by year-end 2009.

Throughout 2009, management explored various strategies to raise capital in an unfavorable capital market when many financial institutions were facing significant credit challenges.  In November 2009, the Company entered into a Stock Purchase Agreement with Excel Financial.  The Stock Purchase Agreement closed in February 2010 and resulted in combined gross proceeds to the Company from the issuance of 17.5 million shares of common stock to Excel Bancorp and other local investors totaling $17.5 million. Subsequent to closing and in accordance with the terms of the Stock Purchase Agreement, the Company appointed a new executive management team, accepted the resignations of seven directors, and appointed seven new directors to fill the resulting vacancies.  The Company invested $16.2 million of the proceeds of the stock offering in the Bank as additional capital, resulting in compliance with provisions of the Consent Order that required the Bank to achieve certain minimum capital levels.  See Notes 2 and 18 for additional information related to the Consent Order and the Company’s sale of common stock.

The following key factors summarize the Company’s financial condition at year-end 2009 compared to year-end 2008:

•	Total assets decreased by $23.3 million from $186.5 million to $163.2 million;
•	Total deposits decreased by $5.9 million from $145.7 million to $139.8 million;
•	Total shareholders’ equity decreased by $7.2 million from $9.6 million to $2.4 million;

•	Tier 1 capital declined by $6.2 million to $2.6 million;
•	Net loans decreased by $26.0 million to $100.9 million;
•	Nonaccrual loans increased by $1.2 million from $4.6 million to $5.8 million; and
•	Other Real Estate Owned decreased by $2.0 million from $5.2 million to $3.2 million.

The following key factors summarize our results of operations for 2009 compared to 2008:

•	Net interest income decreased by $1,024,374, from $5.7 million in 2008 to $4.7 million in 2009;
•	The provision for loan losses increased to $4,507,055 in 2009 from $2,361,496 in 2008, an increase of $2,145,559;
•
Gains on the sale of available securities, net of charges for other than temporary impairment (“OTTI”) of investment securities, totaled $806,987 for 2009 compared to an OTTI charge of $2,859,024 for 2008;

•	The direct write-down of other real estate owned totaled $1,665,004 for 2009 compared to $537,770 for 2008; and
•	Savings realized from cost cutting measures were largely offset by increases in FDIC premiums, professional fees, and other insurance costs.

The following forward-looking statements describe our near term outlook:

•	Credit quality is expected to remain a primary focus of the Company;
•	We successfully closed on our recapitalization in February 2010 and expect to incur significant costs associated with the recapitalization during the first quarter of 2010;
•	As part of our transition to a new management team, we expect to hire new management staff and improve our credit administration and collection efforts which will increase our personnel costs; and
•	We expect to begin offering trust, investment and wealth management services during the first half of 2010, which will likely result in higher operating costs.

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

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $6,503,000 will expire as follows: $1,419,000 on December 31, 2027 and $132,000 on December 31, 2028 and $4,952,000 on December 31, 2029. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Notes 1 and 12 to our audited consolidated financial statements.

FINANCIAL CONDITION – DECEMBER 31, 2009, COMPARED TO DECEMBER 31, 2008

Assets. At December 31, 2009, assets totaled $163.2 million, down $23.3 million from $186.5 million at December 31, 2008. The composition of the balance sheet has changed significantly as the Company executed strategies to strengthen its capital position and reduce its overall risk profile.  A smaller asset base requires less capital to meet regulatory capital requirements.  The investment portfolio was restructured to reduce investments with a 20% risk weighting and proceeds were reinvested in alternative investments with a 0% risk weighting.  Reductions to loan balances from repayments and payoffs were generally used to increase cash and liquid assets and to fund deposit outflows.

Cash and Cash Equivalents.  Cash and Cash Equivalents increased by $12.7 million to $24.2 million at year-end 2009 compared to $11.5 million at year-end 2008.  The Company increased its liquidity position as a defensive measure due to the decline in its capital ratios and losses realized during 2009 and 2008 by reducing the size of its loan portfolio through principal repayments, maturities and payoffs.

Securities. Total securities classified as available for sale decreased by $5.8 million to $26.9 million. The portfolio consists primarily of 30-year mortgage backed securities issued by GNMA, an agency guaranteed by the full faith and credit of the U.S. government.  During 2009, the Bank sold approximately $59.4 million of 15, 20 and 30 year mortgage backed securities and reinvested the proceeds into GNMA securities to improve its risk weighted capital ratio.   The monthly cash flow of principal and interest was used to repay liabilities during 2009, but is available to fund loan growth or be reinvested should the Bank choose that strategy. The proceeds from the sale of securities sold for a substantial gain during 2009 were reinvested in long-term GNMA securities at lower yields.   At December 31, 2009, the effective duration of the portfolio excluding equity investments was approximately 4.9 years,  compared to 2.1 years at December 31, 2008 as a result of the strategies noted above. The increase in duration from purchasing longer average life securities can be expected to contribute to increased volatility in the market value of the portfolio for any given change in market rates. The net unrealized loss on the portfolio at December 31, 2009 was approximately $237,000, compared to a gain of $351,292 at year-end 2008.

Loans.  At December 31, 2009, the loan portfolio, net of the allowance for loan losses and deferred fees, totaled $100.9 million, a decrease of $26.0 million compared to December 31, 2008. The Company reduced the size and changed the composition of the portfolio to lower its risk profile.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses totaled $3.9 million at December 31, 2009, an increase of $547,000 compared to $3.4 million at December 31, 2008. The amount of the allowance is based on a combination of actual experiential factors such as historical losses for each category of loans and information about specific borrowers as well as projections for various other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.  During 2009, the Company recognized loan charge-offs totaling $4.4 million, including $2.7 million during the fourth quarter of 2009. The fourth quarter charge-offs  included all specific reserves previously allocated at the end of the third quarter of 2009.  Loan charge-offs for 2008 totaled $$765,595.   Recoveries of $470,000 were collected during 2009 due primarily to a $366,800 mediated insurance settlement related to construction defects in one of the loans charged off and a recovery of $54,800 on a commercial loan that was repaid.

As a percentage of total loans, the allowance for loan losses increased from 2.61% at year-end 2008 to 3.76% at the end of 2009.   We continue to closely monitor credit quality and delinquencies as our loan portfolio ages, and will increase the allowance for loan losses if we believe losses have been incurred.

Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. Nonperforming loans totaled $5.8 million at December 31, 2009 compared to $4.6 million at December 31, 2008.  During 2009, 34 loans totaling approximately $7.4 million converted to nonaccrual status, four loans totaling $372,961 were paid off, ten loans totaling $1.5 million were charged off, sixteen loans were charged down by $2.7 million, and ten loans totaling $1.0 million were transferred to OREO.

Other Real Estate Owned.  OREO consisted of 15 properties and totaled $3.2 million at year-end 2009 compared to $5.2 million and 13 properties at year-end 2008.   During 2009, 12 properties were sold from OREO generating $1.6 million in sales proceeds.

Accrued interest receivable and other assets. Accrued interest receivable and other assets decreased by $735,000 from the previous year end.  Of this amount, changes in the accounting for income taxes as the result of the net loss booked in 2008 resulted in a decrease of $570,800 and other changes in prepaid assets and accrued interest arising from normal business activities comprised the remainder.

Deposits. Total deposits decreased $5.9 million from year end 2008 to $139.8 million at December 31, 2009. Overall, core deposit balances increased 2.2% to $82.0 million from $80.2 million at year end. Noninterest bearing demand deposits decreased 6.8% to $15.5 million. Our certificate of deposit portfolio decreased $7.7 million during the period to $57.8 million or 41.3% of total deposits compared to $65.5 million, or 44.9% of total deposits, at year-end 2008.  The decrease was largely the result of promotional certificates maturing without reinvestment into currently offered certificate of deposit products.  Furthermore, the Company’s regulatory risk profile may have encouraged some depositors to withdraw funds.  Under applicable FDIC rules and regulations, a less than well-capitalized insured depository institution may not pay a rate of interest that significantly exceeds the prevailing rate in the institution's market area or the prevailing rate in the market area from which the deposit is accepted.  These restrictions prohibited the Company from offering promotional rates on deposits during 2009 that it may have otherwise offered.

Federal Home Loan Bank Advances.  Total advances decreased $9.4 million from $27.9 million at December 31, 2008 to $18.5 million at December 31, 2009.  An overnight advance of $6.9 million was repaid early in the first quarter of 2009. A $3.0 million 4.89% advance that matured in January 2009 was renewed at 3.19%, and a $2.5 million term advance with a rate of 5.24% was paid off at maturity in February 2009.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company incurred losses for both 2009 and 2008. The loss for 2009 was $6,659,595, or $3.01 per share.  The loss for 2008 was $6,047,089, or $2.73 per share.

Net interest income. For the year ended December 31, 2009, net interest income was $4.7 million, compared to $5.7 million for 2008. The Company’s net interest margin decreased to 2.77% in 2009 compared to 3.38% in 2008.  Low interest rates prevailed across the yield curve during 2009 following the financial crisis that occurred during the fall of 2008, the ensuing economic events, and the Federal Reserve Bank’s efforts to assist an economic recovery.

Interest income. Interest income decreased from $10.7 million in 2008 to $8.7 million in 2009 due to a change in the mix of earning assets and lower yields on earning assets.  The yield on earning assets declined from 6.36% in 2008 to 5.18% in 2009 on a nearly unchanged earning asset base of approximately $168.0 million.  The decline in average loan balances from 2008 to 2009 resulted in a reduction to interest income of $1.1 million and the decline in the yield on the loan portfolio resulted in a reduction to interest income of approximately $0.6 million.  Lower yields on our securities portfolio and our higher liquidity position during 2009 in the form of interest bearing deposits and federal funds sold also contributed to the decline in interest income.

Interest expense. Total interest expense declined from $5.0 million in 2008 to $4.1 million in 2009, a decrease of 19.0%.  The cost of interest bearing funds averaged 2.56% for 2009 compared to 3.26% for 2008.  Interest expense on deposits decreased $769,000 to $3.3 million in 2009 compared to $4.1 million in 2008.  The most significant declines in deposit interest expense were for lower rates paid for money market and certificates of deposit balances; interest paid for these two deposit types declined by $888,000.  Other borrowing costs also declined by $179,000 due to lower rates and outstanding balances.

Provision for loan losses. The provision for loan losses was $4.5 million in 2009 compared to $2.4 million in 2008.  Charge-offs taken during 2009, particularly during the fourth quarter of 2009, contributed to higher loss experience ratios, thus requiring a higher loan loss provision. In 2009, we had charge-offs totaling $1.8 million for two participation loans; both loans funded construction of hotel/water park properties outside of the Company’s local lending area.  Both properties are in Chapter 11 bankruptcy proceedings, and the loans were charged down based on appraised values less selling costs.

Noninterest income.  For the year ended December 31, 2009, noninterest income increased to $225,681 from a loss of $2.1 million for 2008.  In both 2008 and 2009, the Company recognized OTTI charges for FNMA and FHLMC preferred stock owned.  In 2008, the OTTI charge was $2,859,024, and for 2009 the OTTI charge was $111,200.  The current carrying value of these securities is $122,800 and includes an unrealized gain of $34,000.  The impact of the OTTI charge for 2009 was more than offset by gains realized on securities available for sale totaling $918,187.

In both 2008 and 2009, we recognized losses on the disposition or direct write-down of other real estate owned.  For 2009, the net loss on disposition or direct write-down of other real estate owned totaled $1,522,008 on twenty-two properties compared to a net loss of $537,770 for 2008.

Service charges and other fees declined by $125,817 to $829,409 in 2009 compared to $955,226 for 2008.  The reduction was due to both changes in customer behavior in response to general economic conditions and a decrease in accounts previously maintained in conjunction with loan relationships.  Gains on the sale of loans declined by $122,123 to $57,351 in 2009, down from $179,474 in 2008.  The Company pursued a strategy to preserve capital by  decreasing its lending activities.  Other income decreased by $144,541 to $58,729 in 2009 from $203,270 in 2008.  The decrease was primarily the result a decline in mortgage lending activity resulting in lower fees associated with that activity.

Noninterest expense.  Total noninterest expenses remained flat at $7.3 million in 2009 and 2008. Cost cutting efforts in several areas of the Company were offset by increases in FDIC deposit insurance expense and professional fees and costs associated with OREO properties.  From 2008 to 2009, salaries and benefits decreased $563,670, occupancy and equipment expense decreased $124,962, Ohio franchise tax decreased $76,800, marketing costs were down $77,010, supplies costs were down $36,907 and amortization expense was down by $30,521.  These combined cost savings of $909,870 were almost completely offset by increases in FDIC deposit insurance expense of $625,766, professional and consulting fees of $204,193, data processing costs of $4,053 and other expenses, including loan and OREO expenses, of $53,924.  Professional and consulting fees included $70,000 for accrued fees due to Excel Financial, with whom the Company entered into a Stock Purchase Agreement in November 2009.  Management expects that improvements to the Company’s risk profile due to the closing of the Stock Purchase Agreement in February 2010 will assist in reducing its FDIC deposit insurance costs during 2010 since FDIC premiums are lower for adequately capitalized banks.

Tax expense (benefit). As a result of a change in tax laws in 2008 that allows net operating losses to be carried back five years, the Company was able to amend its 2003 tax return and record a refund of taxes paid for that year. The refund of $289,300 was partially offset by a $38,311 change in accrued taxes for 2008, resulting in a tax benefit of $250,989.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009, we had no unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

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

Cash and cash equivalents increased from $11.5 million at December 31, 2008 to $24.2 million at December 31, 2009. Cash and cash equivalents represented 14.8% of total assets at year-end 2009, compared to 6.2% of total assets at year-end 2008. The increase was primarily due to the implementation of strategies to lower the risk profile of the Bank’s balance sheet during 2009. As loans were paid off throughout 2009, higher cost deposits were allowed to mature. During 2009, excess funds were used to increase the Company’s cash position at the Federal Reserve Bank.  These funds were derived from loan payments and investment securities  maturities, calls and paydowns.

We monitor our liquidity position on a regular basis in conjunction with our asset/liability and interest rate risk management activities. We believe our current liquidity level, including contingency funding available through borrowing facilities at the Federal Home Loan Bank and the Federal Reserve Bank, is sufficient to meet anticipated future growth in loans and deposits and general liquidity needs.

CAPITAL RESOURCES

Total shareholders’ equity was $2.4 million at December 31, 2009, compared to $9.6 million at December 31, 2008. The decrease was due to net losses for the year.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

Current regulations require a total risk-based capital ratio of 8.0%, at least half of which must be tier 1 capital, and a leverage ratio of 4.0%. The Bank’s total risk-based capital is made up of tier 1 capital and tier 2 capital. Tier 1 capital is total shareholders’ equity, less any intangible assets. Tier 2 capital is tier 1 capital plus the allowance for loan losses (includible up to a maximum of 1.25% of risk-weighted assets). As a result of the write-downs in value of both loans and securities , as of December 31, 2009, the Bank did not meet the definition of adequately capitalized (see Note 14 to the consolidated financial statements). On February 17, 2009, the Company agreed to a Consent Order with the OCC that required the Bank to reach and maintain tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets by August 31, 2009 August 31, 2009.  In response to the Consent Order, the Bank initiated several short and intermediate term strategies to improve its capital position.  During the first quarter of 2009, the Bank sold approximately $28.4 million of debt and mortgage backed securities issued by FNMA or FHLMC, which have a 20% risk weighting, and purchased the same amount of mortgage backed securities issued by GNMA, which have a 0% risk weighting. In addition, the Bank retained the services of the investment banking firm of Stifel, Nicolaus to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors.  At December 31, 2009, the Company had not met the terms of the Consent Order.  On February 19, 2010, pursuant to a Stock Purchase Agreement entered into on November 15, 2009 with Excel Financial, the Company received $15.0 million from Excel Bancorp in connection with Excel Bancorp’s purchase of 15 million shares of common stock, and raised an additional $2.5 million in connection with a private placement of 2.5 million shares of common stock.  After the closing of these transactions, Ohio Legacy contributed approximately $16.2 million to the capital of the Bank.  With the additional capital invested in the Bank, the Company exceeded the minimum capital ratios required under the Consent Order. However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.  See Notes 2 and 18 to the consolidated financial statements for additional information regarding the Consent Order and Ohio Legacy’s sale of its common stock.

With the additional capital invested in the Bank, the Bank’s regulatory capital levels improved significantly. Depicted in the following table are pro forma regulatory capital ratios based on the capital investment made in February 2010 with the average assets and risk weighted assets used to compute the regulatory capital ratios as of December 31, 2009.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Pro forma		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$20,038	19.34%	$8,031	8.00%	$10,039	10.00%

Tier 1 capital to risk-weighted assets	18,750	18.09%	4,016	4.00%	6,023	6.00%

Tier 1 capital to average assets	18,750	10.06%	6,805	4.00%	8,506	5.00%

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies.  These restrictions generally limit the Bank’s dividends to the sum of its current year’s and the prior two years’ retained earnings. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. As of February 28, 2010, based on its year to date and previous year’s earnings, the Company is not able to declare dividends without prior approval from its regulators. Pursuant to the Consent Order, prior to paying any dividends, the Bank must provide a written request to the OCC for review and determination of no supervisory objection.  In addition to the dividend restrictions above, the Bank is not permitted to accept brokered deposits without prior approval from its regulators.

INTEREST RATE SENSITIVITY

The following table details the variable rate composition of our interest-earning assets at December 31 2009 and 2008:

	Percent variable rate
	2009	2008
Interest-bearing deposits and federal funds sold	100%	100%
Securities	8	19
Loans	75	76
Federal bank stock	100	100
Total interest-earning assets	66%	64%

The Company performs liquidity risk analysis at least monthly and interest rate risk analysis at least quarterly. This information is used to assist in managing the balance sheet to reduce the impact of changes in interest rates on earnings and equity. Approximately 34.2% of the interest-earning assets and 72.4% of the interest-bearing liabilities on our balance sheet at December 31, 2009 were scheduled to mature or subject to repricing during 2010.

We believe that the Bank is "liability sensitive" over a twelve-month horizon at December 31, 2009. Usually, this would mean an increasing interest rate environment would cause a drop in net interest income and a falling interest rate scenario would have the inverse effect. However, we cannot be certain that our net interest income would contract if interest rates increased because the composition of our assets and liabilities is constantly changing due to the variability of our loan prepayment experience, the behavior of core deposit customers and other factors.

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

We believe the most significant impact on our financial results is our ability to react to changes in interest rates. While we seek to maintain a fairly balanced position between interest rate sensitive assets and liabilities and to actively manage our balance sheet in order to protect against the effects of wide interest rate fluctuations on our net income and shareholders’ equity, constraints on capital and other factors may also affect our ability to minimize the impact of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$1,970,133	$7,652,710
Federal funds sold and interest-bearing deposits in financial institutions	22,195,657	3,815,227
Cash and cash equivalents	24,165,790	11,467,937
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	26,892,105	32,726,863
Securities held to maturity (fair value 2009 - $3,050,740, 2008 - $3,003,825)	2,996,826	2,999,813
Loans held for sale	195,247	1,012,038
Loans, net of allowance of $3,945,670 and $3,398,284	100,855,165	126,836,473
Federal bank stock	1,267,250	1,455,100
Premises and equipment, net	2,952,392	3,284,884
Intangible assets	-	59,901
Other real estate owned	3,175,658	5,215,696
Accrued interest receivable and other assets	640,595	1,375,369

Total assets	163,241,028	186,534,074

LIABILITIES
Deposits:
Noninterest-bearing demand	15,521,829	16,659,300
Interest-bearing demand	9,372,841	10,070,737
Savings and money market	57,119,495	53,483,533
Certificates of deposit, net	57,784,548	65,491,464
Total deposits	139,798,713	145,705,034
Repurchase agreements	1,037,776	1,405,619
Short term Federal Home Loan Bank advances	-	6,850,000
Federal Home Loan Bank advances	18,500,000	21,000,000
Capital lease obligations	440,786	469,060
Accrued interest payable and other liabilities	1,097,242	1,583,504
Total liabilities	160,874,517	177,013,217
Commitments and contingent liabilities (Note 15)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized and none outstanding	-	-
Common stock, no par value, 5,000,000 shares authorized; 2,214,564 outstanding in 2009 and 2008	18,782,779	18,808,311
Accumulated deficit	(16,178,901)	(9,519,307)
Accumulated other comprehensive income (loss)	(237,367)	231,853
Total shareholders’ equity	2,366,511	9,520,857

Total liabilities and shareholders’ equity	$163,241,028	$186,534,074

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	2009	2008
Interest and dividends income:
Loans, including fees	$6,984,552	$8,681,282
Securities, taxable	1,504,830	1,731,333
Securities, tax-exempt	114,396	114,443
Interest-bearing deposits, federal funds sold and other	37,238	69,435
Dividends on federal bank stock	64,465	81,115
Total interest and dividends income	8,705,481	10,677,608

Interest expense:
Deposits	3,321,169	4,090,296
Short term Federal Home Loan Bank advances	2,085	76,638
Federal Home Loan Bank advances	648,426	728,176
Repurchase agreements	4,464	24,598
Capital leases	73,709	77,898
Total interest expense	4,049,853	4,997,606

Net interest income	4,655,628	5,680,002

Provision for loan losses	4,507,055	2,361,496

Net interest income after provision for loan losses	148,573	3,318,506

Noninterest income:
Service charges and other fees	829,409	955,226
Gain on sales of loans	57,351	179,474
Gain on sales of securities available for sale, net	918,187	-
Other than temporary impairment of securities	(111,200)	(2,859,024)
Loss on disposition or direct write-down of other real estate owned	(1,522,008)	(537,770)
Loss on disposition of fixed assets	(4,787)	-
Other income	58,729	203,270
Total other income	225,681	(2,058,824)

Noninterest expense:
Salaries and benefits	2,822,371	3,386,041
Occupancy and equipment	840,933	965,895
Professional fees	537,541	333,348
Franchise tax	112,209	189,009
Data processing	681,719	677,666
Marketing and advertising	100,208	177,218
Stationery and supplies	69,000	105,907
Amortization of intangible asset	59,900	90,421
Deposit expenses and insurance	908,413	282,647
Other expenses	1,152,543	1,098,619
Total noninterest expense	7,284,837	7,306,771

Loss before income taxes	(6,910,583)	(6,047,089)
Income tax expense (benefit)	(250,989)	-

Net loss	$(6,659,594)	$(6,047,089)

Basic net earnings (loss) per share	$(3.01)	$(2.73)
Diluted net earnings (loss) per share	$(3.01)	$(2.73)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2009 and 2008

	Outstanding			Accumulated
	Shares of			Other	Total
	Common	Common	Accumulated	Comprehensive	Shareholders’
	Stock	Stock	Deficit	Income (Loss)	Equity

Balance, January 1, 2008	2,214,564	$18,781,925	$(3,472,218)	$3,936	$15,313,643

Stock based compensation expense	-	26,386	-	-	26,386

Comprehensive income (loss):
Net loss	-	-	(6,047,089)	-	(6,047,089)
Net unrealized loss on securities available for sale arising during the period	-	-	-	227,917	227,917
Total comprehensive loss					(5,819,172)

Balance, December 31, 2008	2,214,564	18,808,311	(9,519,307)	231,853	9,520,857

Stock based compensation expense	-	(25,532)	-	-	(25,532)

Comprehensive income (loss):
Net income (loss)	-	-	(6,659,594)	-	(6,659,594)
Net unrealized loss on securities available for sale arising during the period, including effect of reclassifications	-	-	-	(469,220)	(469,220)
Total comprehensive loss					(7,128,814)

Balance, December 31, 2009	2,214,564	$18,782,779	$(16,178,901)	$(237,367)	$2,366,511

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(6,659,594)	$(6,047,089)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	4,507,055	2,361,496
Depreciation and amortization	402,421	500,519
Securities amortization and accretion, net	127,335	19,006
Gain on sale of securities available for sale	(918,187)	-
Other than temporary impairment of securities	111,200	2,859,024
Gain on sale of loans held for sale	(57,351)	(179,474)
Stock based compensation expense	(25,532)	26,386
Federal Home Loan Bank (FHLB) stock dividends	-	(39,600)
Origination of loans held for sale	(2,325,069)	(14,199,868)
Proceeds from sale of loans held for sale	3,199,211	14,279,210
Loss on write-down and disposition of other real estate owned	1,522,008	537,770
Loss on disposition of fixed assets	4,787	-
Net change in:
Accrued interest receivable and other assets	734,773	112,845
Accrued interest payable and other liabilities	(366,820)	389,445
Deferred loan fees	17,257	(47,517)
Net cash from operating activities	273,494	572,153

Cash flows from investing activities:
Available for sale securities
Purchases	(58,739,297)	(9,920,610)
Sales	59,368,575	-
Maturities, calls and paydowns	5,299,459	3,674,321
Proceeds from sale of other real estate owned	1,599,970	385,614
Redemptions of federal bank stock	187,850	125,700
Net change in loans	20,444,909	(874,530)
Improvements to real estate owned	(69,855)	(356,164)
Proceeds from sale of premises and equipment	2,350	-
Purchases of premises and equipment	(17,164)	(793,076)
Net cash from investing activities	28,076,797	(7,758,745)

Cash flows from financing activities:
Net change in deposits	(5,906,321)	(1,644,318)
Net change in repurchase agreements	(367,843)	(617,250)
Repayment of capital lease obligations	(28,274)	(24,108)
Proceeds from short term FHLB advances, net of repayments	(6,850,000)	4,825,000
Proceeds from FHLB advances	3,000,000	11,000,000
Repayments of FHLB advances	(5,500,000)	(2,000,000)
Net cash from financing activities	(15,652,438)	11,539,324

Net change in cash and cash equivalents	12,697,853	4,352,732
Cash and cash equivalents at beginning of period	11,467,937	7,115,205

Cash and cash equivalents at end of period	$24,165,790	$11,467,937

Supplemental disclosures of cash flow information:
Cash received during the year for:
Federal income tax refund	$250,989	-
Cash paid during the year for:
Interest	$4,137,853	$5,040,396
Federal income taxes	-	-
Noncash transactions:
Transfer of loans to other real estate owned	$1,017,541	$3,366,549

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiary, Ohio Legacy Bank, National Association (the “Bank”). Intercompany transactions and balances are eliminated in consolidation. References to the “Company” include Ohio Legacy, consolidated with its subsidiary, the Bank.

Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio.  The Bank provides financial services through its full-service offices in Wooster, North Canton and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Loans to lessors of buildings, warehouse and residential properties represent 1,288.0% of capital. Additionally, loans to new housing builders, dentists and used car dealers represent 72.0%, 48.0% and 31.0% of capital, respectively. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Cash Flows:  Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, repurchase agreements, and short term FHLB advances.

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $1,167,000 and $1,287,000 was required to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008, respectively.

Securities:  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

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

Allowance for loan and lease losses:  The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired and assigned a probable loss amount.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.  The Company then divides the remaining loans by risk into three grades: pass, special mention and substandard. Loans with a pass grade are divided into nine separate categories. Total charge-offs for a specified time period, currently 2.5 years, are divided into the same categories and used as a starting point to estimate credit losses in each category. Other subjective factors, such as industry conditions, local economic trends and similar items are assigned a numeric value by category and are also applied to the balances in the pass grade. Historic loss percentages are applied separately to the special mention and substandard pools of loans based on actual charge-offs for each pool in total regardless of the category.

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

Federal Bank Stock:  The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as federal bank stock on the balance sheet, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Federal Reserve Bank stock is also carried at cost. Cash dividends are reported as income. At December 31, 2009, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $246,250. As of December 31, 2008, federal bank stock consisted of Federal Home Loan Bank stock of $1,020,000 and Federal Reserve Bank stock of $435,100.

Premises and Equipment:  Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over an asset’s useful life, primarily using the straight line method. Leasehold improvements and office buildings under a capital lease are amortized over the original term of the lease. Furniture, fixture and equipment have useful lives ranging from 3 to 7 years. Buildings have useful lives ranging from 15 to 20 years. Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable through future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Intangible Assets:  Intangible assets typically consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their useful lives, which range from 7 to 10 years.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense or direct write-downs are recorded to the carrying amount of the asset. Costs after acquisition are expensed. Improvements that improve the fair value of the property are capitalized. Real estate owned at December 31, 2009 and 2008 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

Long-Term Assets: Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Share:  Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share for the years ended December 31:

	2009	2008
BASIC:
Net loss	$(6,659,594)	$(6,047,089)

Weighted average common shares outstanding	2,214,564	2,214,564

Basic loss per share	$(3.01)	$(2.73)

	2009	2008
DILUTED:
Net loss	$(6,659,594)	$(6,047,089)

Weighted average common shares outstanding	2,214,564	2,214,564
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	2,214,564	2,214,564

Diluted loss per share	$(3.01)	$(2.73)

The computation of diluted loss per share excludes potential dilutive common shares if the effect of their exercise would be antidilutive. The number of shares excluded in 2009 and 2008 was 312,300 and 334,700, respectively.

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity, net of tax.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Dividend Restriction:  Banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to Ohio Legacy.  See Notes 14 and 18 for a further description of regulatory restrictions.

Fair Values of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 11. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards:  In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting the guidance effective this year was not material in 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment (“OTTI”) related to other factors, which is recognized in other comprehensive income; and (2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The effect of adopting this new guidance was not material in 2009.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The effect of adopting this new guidance was not material in 2009.

Newly Issued Not Yet Effective Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to be material.

NOTE 2 - SUBSEQUENT EVENTS

At a special meeting held January 8, 2010, the Ohio Legacy’s shareholders approved the issuance and sale of up to 17,500,000 additional shares of Ohio Legacy common stock. Shareholder approval was obtained in conjunction with a Stock Purchase Agreement that the Company entered into with Excel Financial on November 15, 2009.  At the special meeting, shareholders approved:  (1) an amendment to Ohio Legacy’s articles of incorporation to increase the number of authorized shares of common stock from 5,000,000 to 22,500,000; (2) the issuance of 15,000,000 shares of common stock to Excel Bancorp, pursuant to the Stock Purchase Agreement, and the issuance of up to 2,500,000 additional shares to other investors in a private offering made in connection with the sale of shares to Excel Bancorp; and (3) the control share acquisition by Excel Bancorp of 15,000,000 shares of common stock.

Excel Financial is a Delaware limited liability company that was formed for the sole purpose of pursuing a bank acquisition. Excel Financial engaged consultants and advisors to assist it in this endeavor and had no other business activity. Although the Company entered into the Stock Purchase Agreement with Excel Financial, Excel Financial assigned the agreement to its affiliate, Excel Bancorp, an Ohio limited liability company formed to acquire the shares of Ohio Legacy’s common stock. The Federal Reserve Board approved Excel Bancorp’s application to become a registered bank holding company on February 12, 2010, in connection with its acquisition of Ohio Legacy’s common stock.  Following regulatory approval, Ohio Legacy issued 15,000,000 shares of common stock to Excel Bancorp and 2,500,000 shares of common stock in a private offering on February 19, 2010, at a issue price of $1.00 per share (the “Closing”).

The net proceeds to the Company of the stock offering were $16,766,257 after payment of various costs totaling $733,743.  Proceeds were used by the Company to increase the capital level of the Bank in the amount of $16,184,135, to pay direct offering costs including legal, investment banking, accounting and issuance expenses of $733,743, and to repay notes payable and accrued interest to the organizers of Excel Bancorp and Excel Financial in the amount of $526,915 for advances made to Excel Financial for organization and operating expenses related to its pursuit of a bank acquisition.  The Company accepted the assignment of the notes payable to the organizers of Excel Bancorp and Excel Financial in exchange for their agreement to waive a closing condition that required the Bank to maintain a minimum tier 1 capital level of $5.7 million.

As discussed in Notes 14 and 18, the Bank entered into a Consent Order in 2009 that specified achievement of higher capital ratios. Following the Closing, the Bank exceeded the minimum capital ratios required under the Consent Order with the OCC of tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets. However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Various management and board changes also took place as contemplated by the Stock Purchase Agreement.

The issuance of common stock to Excel Bancorp resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code.  As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation.  The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change.  Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits will not be recorded in the financial statements.

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale, carried at fair value:
December 31, 2009
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$26,616,829	$30,703	$(274,597)	$26,372,935
Other mortgage-backed securities	423,843	-	(27,473)	396,370
Equity securities	88,800	34,000	-	122,800
Total	$27,129,472	$64,703	$(302,070)	$26,892,105

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale, carried at fair value:
December 31, 2008
U.S. Government-sponsored enterprises	$1,000,001	$31,762	-	$1,031,763
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	30,630,212	622,755	(72,487)	31,180,480
Other mortgage-backed securities	545,358	-	(88,738)	456,620
Equity securities	200,000	-	(142,000)	58,000
Total	$32,375,571	$654,517	$(303,225)	$32,726,863

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity, carried at amortized cost:

December 31, 2009
Municipal securities	$2,996,826	$56,408	$(2,494)	$3,050,740

December 31, 2008
Municipal securities	$2,999,813	$19,143	$(15,131)	$3,003,825

Proceeds from sales of securities available for sale were $59.4 million for 2009. Gross gains of $918,200 were realized on the sales during 2009. Purchases for 2009 totaled $58.7 million, all of which were Government National Mortgage Association (“GNMA”)  pass-through mortgage backed securities. There were no sales of securities during 2008.

Securities with unrealized losses for less than one year and one year or more at December 31, 2009 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$15,499	$(269)	$273	$(6)	$15,772	$(275)
Other mortgage-backed securities	-	-	396	(27)	396	(27)
Total	$15,499	$(269)	$669	$(33)	$16,168	$(302)

Held to maturity:
Municipal securities	$331	$(2)	$-	$-	$331	$(2)

Securities with unrealized losses for less than one year and one year or more at December 31, 2008 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities	$1,494	$(28)	$1,766	$(133)	$3,260	$(161)
Equity securities	58	(142)	-	-	58	(142)
Total	$1,552	$(170)	$1,766	$(133)	$3,318	$(303)

Held to maturity:
Municipal securities	$1,539	$(15)	$-	$-	$1,539	$(15)

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2009, the Company’s security portfolio consisted of thirty-seven securities, ten of which were in an unrealized loss position for less than twelve months and two of which were in an unrealized loss position for twelve months or longer. The unrealized losses are primarily related to the Company’s mortgage-backed securities, as discussed below:

Equity Securities

As a result of actions of the Treasury Department in 2008, the Company recognized an other than temporary impairment of the value of preferred equity securities issued by FNMA and FHLMC.  These charges to earnings were $111,200 and $2,859,024 in 2009 and 2008, respectively.  At December 31, 2009, the fair value of the equities was $122,800, compared to a book value of $88,800.

Mortgage-backed securities

At December 31, 2009, 93.9% of the mortgage-backed securities held by the Company were issued by GNMA, which are backed by the full faith and credit of the U.S. government, and an additional 4.6% were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $396,400 which represents an unrealized loss of approximately $27,500 at December 31, 2009. This non-agency mortgage-backed security was rated AAA and Aaa by Standard and Poor’s and Moody’s, respectively, when it was purchased and rated AAA and Aa2 at the balance sheet date. As part of this issue, certain subordinated classes of securities are designated to receive principal repayments only after all payments have been made to senior classes. As of the reporting date, the mortgage loans available to support this security had balances that were 6.6 times the estimated potential loss, an increase from 3.5 times at issuance. As of February 28, 2010, 0.33% of the loans serving as collateral for this security were 30 days delinquent, no loans were 60 days delinquent, 2.5% were 90 days delinquent, and 2.67% were in bankruptcy. The loans are mortgages with an initial fixed rate for 10 years, which then adjust annually at 2.75% over one year LIBOR. The average first rate reset will occur in June, 2014. Although the borrowers are not required to make principal payments during the initial 10 year period, 57.8% of the original principal had been repaid as of December 31, 2009. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. The Company does not have the intent to sell this security and it is not more likely than not that the Company will be required to sell the security before its anticipated recovery.  Based on these factors, as of December 31, 2009, the Company believes there is no OTTI.

The fair value of debt securities and the carrying amount, if different, at year end 2009 by contractual maturity were as follows. Securities not due at a single maturity date, mortgage-backed securities and equity securities, are shown separately.
	Held-to-maturity		Available for sale
(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value

Due in one year or less	$-	$-	$-
Due from one to five years	798	820	-
Due from five to ten years	2,199	2,231	-
Due after ten years	-	-	-
Equity securities	-	-	123
Mortgage-backed securities	-	-	26,769
Total	$2,997	$3,051	$26,892

Securities with a fair value of $4,243,000 and $4,514,000 were pledged as collateral for public fund deposits at December 31, 2009 and 2008, respectively. Available for sale securities with a fair value of $2,979,000 and $3,844,000 were pledged as collateral for repurchase agreements (see Note 9) as of December 31, 2009 and 2008, respectively. Available for sale securities with a fair value of $1,626,000 and $10,165,000 were pledged as collateral to the Federal Home Loan Bank as of December 31, 2009 and 2008, respectively.

At December 31, 2009, holdings of securities of specific issuers, other than mortgage backed securities issued by U.S. Government-sponsored enterprises, in an amount greater than 10% of shareholders’ equity, were as follows:
	Amortized Cost	Fair Value
Lakewood Ohio City School District	$324,065	$328,588
Meigs Ohio Local School District	300,616	313,059
Beachwood Ohio Municipal Complex	291,563	304,615
Hicksville Ohio Exempted Village School District	346,059	357,081
North Canton Ohio Water System	537,431	539,878
Portsmouth Ohio City School District	333,973	331,478
Wadsworth Ohio City School District	254,214	256,328
Fredericktown Ohio Local School District	426,893	433,113
GMAC Mortgage	423,843	396,370
	$3,238,657	$3,260,510

At December 31, 2008, there were no such holdings except mortgage-backed securities issued by U.S. Government-sponsored enterprises and debentures issued by the Federal Home Loan Bank.

NOTE 4 – LOANS

Loans, by collateral type, were as follows at December 31:

	2009		2008
	Balance	Percent	Balance	Percent

Residential real estate	$33,147,634	31.6%	$37,091,918	28.5%
Multifamily residential real estate	5,757,491	5.5	5,558,771	4.2
Commercial real estate	47,639,944	45.4	56,921,284	43.7
Construction	3,958,572	3.8	10,799,541	8.3
Commercial	7,673,195	7.3	12,082,242	9.3
Consumer and home equity	6,719,205	6.4	7,893,464	6.0
Total loans	104,896,041	100.0%	130,347,220	100.0%
Less: Allowance for loan losses	(3,945,670)		(3,398,284)
Net deferred loan fees	(95,206)		(112,463)

Loans, net	$100,855,165		$126,836,473

Approximately $23,436,000 and $24,656,000 of residential real estate loans were pledged as collateral for FHLB advances at December 31, 2009 and 2008, respectively.

Activity in the allowance for loan losses for the years ended December 31 2009 and 2008 was as follows:

	2009	2008

Balance, January 1	$3,398,284	$1,622,906
Provision for loan losses	4,507,055	2,361,496
Loans charged-off	(4,428,448)	(765,595)
Recoveries of charged-off loans	468,779	179,477

Balance, December 31	$3,945,670	$3,398,284

Balance as a percentage of total loans	3.76%	2.61%

Loans individually considered impaired and nonperforming loans were as follows at December 31, 2009 and 2008, and during the years then ended:

	2009	2008
At December 31:
Loans past due over 90 days still on accrual	$-	$279,800
Nonaccrual loans, includes smaller balance homogeneous loans	5,826,976	4,636,376
Impaired loans, included in nonaccrual loans	5,826,976	4,616,376
Impaired loans with no allowance for loan losses allocated	5,826,976	3,380,537
Amount of the allowance for loan losses allocated	-	772,000

During the year ended December 31:
Average of impaired loans during the year	$6,800,848	$3,522,152
Interest income recognized during impairment	500	44,835
Cash-basis interest income recognized during impairment	500	44,835

Interest income foregone on nonaccrual loans	$382,418	$238,239

Loans to principal officers, directors and their affiliates in 2009 were as follows:

Balances, January 1	$3,911,750
New loans	25,070
Repayments	(211,588)
Balances, December 31	$3,725,232

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows for the years ended December 31 2009 and 2008:

	2009	2008
Residential real estate	$1,357,309	$2,430,803
Land development	1,818,349	2,784,893
Total real estate owned	$3,175,658	$5,215,696

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense.

Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate. Real estate owned at December 31, 2009 and 2008 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 2009 and 2008:

	2009	2008

Land	$638,786	$638,786
Office building	2,031,368	2,031,368
Leasehold improvements	764,767	764,767
Furniture, fixtures and equipment	1,663,535	1,769,025
Premises and equipment, cost	5,098,456	5,203,946
Less: Accumulated depreciation	(2,146,064)	(1,919,062)

Premises and equipment, net	$2,952,392	$3,284,884

During the years ended December 31, 2009 and 2008, depreciation expense was $342,520 and $410,098, respectively.  Depreciation expense includes amortization of assets leased under capital leases.

The Company’s main banking office is located in a leased premises at 305 West Liberty Street in Wooster, Ohio.  Monthly rent for the first five years, which ended in April 2006, was $4,200 plus an amount equal to the monthly payment to amortize the construction costs of $550,000 over 180 months, with an interest rate of 10%.  The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five-year period.  The monthly base rent increased to $5,562 in May 2006.  The final scheduled increase in base rent will occur in May 2011. Base rent will remain at that level until the expiration of the lease in April 2016. The building portion of the lease is accounted for as a capital lease while the land portion of the lease is accounted for as an operating lease, due to the land exceeding 25% of the total fair value of the property.

The Bank’s operations center is located at 2375 Benden Drive, Suite C, Wooster, Ohio. In 2007, the Bank entered into a five year operating lease agreement for the property. Annual rent payments are $23,004 for the first year, then increase annually as follows: $28,752 for the second year, $34,500 for the third year, $40,248 for the fourth year and $45,996 for the fifth year. At the end of the initial five years, the Bank has the right to extend the term of the lease for five additional one year terms. The rent will increase 3.0% for each renewal term.

The Canton banking office is located at 4026 Dressler Road in Canton, Ohio. In 2001, the Bank entered into a ten-year operating lease agreement for the property with two five-year renewal options.  The annual rent under the lease increased to $88,851 for the second five years of the original term of the lease.

The Milltown banking office is located at 3562 Commerce Parkway in Wooster, Ohio. The Bank assumed an operating lease on the property upon the consummation of a purchase and assumption agreement (discussed in Note 7) in August 2004, and subsequently purchased the building in 2008.

The North Canton banking office is located at 600 South Main Street in North Canton, Ohio. The Bank owns the land and building, which was constructed during 2005.

Rent expense was $186,800 and $264,800 for the years ended December 31, 2009 and 2008, respectively. Estimated rental commitments under all leases for their non-cancelable periods were as follows as of December 31, 2009:

	Operating Leases	Capital Leases

2010	$161,434	$101,983
2011	81,537	111,143
2012	67,328	115,724
2013	40,497	115,724
2014	40,497	115,724
Thereafter	53,996	154,299

Total minimum lease payments	$445,289	$714,597

Amounts representing interest		(273,811)

Present value of minimum lease payments		$440,786

NOTE 7 – INTANGIBLE ASSETS

As a result of the Bank’s acquisition of its Milltown branch in 2004, the Bank recorded intangible assets of $749,600 related to identifiable intangibles. Accumulated amortization at December 31, 2009 and 2008 totaled $749,600 and $689,700 respectively. The asset was amortized over an estimated life of six years using the sum-of-the-years’ digits method. Amortization expense totaled $59,900 and $90,400 during 2009 and 2008, respectively.

NOTE 8 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more were $2,216,400 and $27,911,600 at December 31, 2009 and 2008, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2009:

2010	$37,254,659
2011	19,987,711
2012	2,169,104
2013	368,841
2014	4,233
Thereafter	-
$57,784,548

Included in certificates of deposit at December 31, 2009 and 2008 were deposits totaling $472,700 and $3,159,300, respectively, obtained through the Certificate of Deposit Account Registry Service (the “CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $100,000 FDIC insurance limit without the inconvenience of having multiple banking relationships. Under the reciprocal program, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $100,000. In exchange, other banks in the program agree to place their deposits with the Bank, also in insurable amounts under $100,000.

NOTE 9 – REPURCHASE AGREEMENTS

Repurchase agreements are financing arrangements that mature daily. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in a segregated safekeeping account at the Federal Home Loan Bank.  Information concerning the repurchase agreements for 2009 and 2008 is summarized as follows:

	2009	2008
Average daily balance during the year	$1,059,040	$1,642,594
Average interest rate during the year	0.47%	1.33%
Maximum month-end balance during the year	$1,403,643	$2,130,469
Interest rate at year-end	0.56%	0.37%

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

There were no overnight borrowings from the FHLB at December 31, 2009. At December 31, 2008, overnight borrowings were $6,850,000 with a variable rate of 0.54%. The following table details FHLB term advances as of December 31 2009 and 2008:

	2009	2008
Three-year interest-only advance 4.89% fixed rate, maturing January 16, 2009	$-	$3,000,000
Three-year interest-only advance 5.24% fixed rate, maturing February 23, 2009	-	2,500,000
Four-year interest-only advance 4.98% fixed rate, maturing January 25, 2010	2,000,000	2,000,000
Four-year interest-only advance 5.25% fixed rate, maturing February 23, 2010	2,500,000	2,500,000
Two-year interest-only advance 3.02% fixed rate, maturing February 26, 2010	2,000,000	2,000,000
Two-year interest-only advance 2.65% fixed rate, maturing March 4, 2010	2,000,000	2,000,000
Two-year interest-only advance 3.19% fixed rate, maturing September 16, 2010	5,000,000	5,000,000
Two-year interest-only advance 2.08% fixed rate, maturing January 14, 2011	3,000,000	-
Three-year interest only advance 2.96% fixed rate, maturing March 11, 2011	2,000,000	2,000,000

	$18,500,000	$21,000,000

Each interest-only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances were collateralized by a blanket pledge of eligible residential real estate loans and specific securities in the available for sale securities portfolio.  At December 31, 2009, the Bank had approximately $19,100,000 in additional borrowing capacity available for future advances based upon current collateral. As of December 31, 2009, required principal payments on all FHLB advances over the next five years were as follows:

2010	$13,500,000
2011	5,000,000
2012	-
2013	-
2014	-
$18,500,000

NOTE 11 – FAIR VALUE

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Securities:  The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using matrix pricing, which is a mathematical technique used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 3).

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

Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2009	December 31, 2008

Available for sale securities	$26,892,105	$32,726,863

Quoted prices on active markets for identical assets (Level 1)
Equity securities	122,800	58,000
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	-	1,031,763
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	26,372,935	31,180,480
Other mortgage backed securities	396,370	456,620
Significant unobservable inputs (Level 3)	-	-

Assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2009	December 31, 2008

Impaired loans	$4,670,389	$1,002,322

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$4,670,389	$1,002,322

Other real estate	$3,131,658	$2,888,998

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	$3,131,658	na

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,670,389 with no specific allocation of the allowance for loan losses at December 31, 2009. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $4,234,997 in 2009.  Impaired loans carried at fair value had a principal balance after partial charge downs of $1,774,322, with an additional specific allocation of $772,000 at December 31, 2008.  Impairment charges which were reflected as charge-offs of specific allocations through the allowance for loan losses resulted in a provision for loan losses during the period of $824,493.

Gross write downs totaling $1.7 million were recorded on other real estate during the year to date period.

The carrying amounts and estimated fair values of financial assets and liabilities at December 31 are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$24,166,000	$24,166,000	$11,468,000	$11,468,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	26,892,000	26,892,000	32,727,000	32,727,000
Securities held to maturity	2,997,000	3,051,000	3,000,000	3,004,000
Loans held for sale	195,000	195,000	1,012,000	1,038,000
Loans, net	100,855,000	101,308,000	126,836,000	133,500,000
Accrued interest receivable	413,000	413,000	602,000	602,000

Financial liabilities
Deposits	(139,799,000)	(140,668,000)	(145,705,000)	(146,982,000)
Repurchase agreements	(1,038,000)	(1,038,000)	(1,406,000)	(1,406,000)
Overnight FHLB advances	-	-	(6,850,000)	(6,850,000)
FHLB advances	(18,500,000)	(18,638,000)	(21,000,000)	(21,286,000)
Accrued interest payable	(148,000)	(148,000)	(236,000)	(236,000)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, noninterest-bearing demand deposits and variable-rate loans, deposits that reprice frequently and fully, repurchase agreements, certificates of deposit in financial institutions and overnight FHLB advances. Security fair values are based on market prices or dealer quotes. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. The fair value of borrowings is based upon current rates for similar financing over the remaining terms of the borrowings. It was not practicable to determine the fair value of federal bank stock due to restrictions placed on its transferability. The estimated fair value for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows during the years ended December 31 2009 and 2008:

	2009	2008

Current federal	$250,989	$-
Deferred federal	(2,080,651)	(2,109,363)
Change in valuation allowance	2,080,651	2,109,363

Total income tax expense	$(250,989)	$-

Effective tax rates differ from federal statutory rates applied to financial statement earnings (loss) due to the following:

	2009	2008

Federal statutory rate (34%) times financial statement earnings (loss)	$(2,349,599)	$(2,056,010)

Effect of:
Tax exempt income net of disallowed interest expense	(34,497)	(36,673)
Stock based compensation	(8,681)	8,971
Change in valuation allowance	2,080,651	2,109,363
Dividends received deduction	-	(32,526)
Other, net	61,137	6,875

Total income tax expense (benefit)	$(250,989)	$-

Deferred tax assets and liabilities were due to the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$950,284	$882,306
Deferred loan fees	33,675	40,156
Deferred and accrued compensation	4,694	15,280
Unrealized loss on securities available for sale	80,705	-
Intangible asset amortization	164,248	160,873
Stock based compensation	13,410	13,410
REO valuation allowance	1,062,688	518,007
Net operating loss carryforward	2,211,012	854,390
Other than temporary impairment of securities	1,009,876	972,068
Depreciation	98,687	40,177
Tax credit carryforward	45,715	14,093
Other	8,913	17,484
Total deferred tax assets	5,683,907	3,528,244

Deferred tax liabilities:
Unrealized gain on securities available for sale	-	(119,439)
Prepaid expenses	(26,530)	(32,270)
FHLB stock dividends	(58,480)	(58,480)
Other	(137)	(90)
Total deferred tax liabilities	(85,147)	(210,279)
Net deferred tax assets before valuation allowance	5,598,760	3,317,965
Less valuation allowance	(5,598,760)	(3,437,404)
Net deferred tax assets (liabilities)	$-	$(119,439)

A valuation allowance of $5,598,760 was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $6,503,000 that will expire as follows: $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, and $4,952,000 on December 31, 2029.  See Note 2 for information regarding the annual limitations on the use of net operating loss carryforwards resulting from an “ownership change” as broadly defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

In addition, the Company has approximately $46,000 of alternative minimum tax credits that may be carried forward indefinitely.

At December 31, 2009 and 2008, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

The Company and the Bank are subject to U.S. federal income tax. The Company is no longer subject to examination by federal taxing authorities for tax years prior to 2006. The tax years 2006, 2007 and 2008 remain open to examination by the U.S. taxing authorities.

NOTE 13 - STOCK-BASED COMPENSATION

In connection with the Company’s initial public offering in 2000, the Company granted an aggregate of 150,000 warrants to certain of its directors and officers in recognition of the financial risks and efforts they undertook to organize the Company.  These warrants vested in one-third increments over a three-year period following the date of grant.  Each warrant entitles its holder to purchase a specified number of shares of Ohio Legacy common stock at $10.00 per share and will expire ten years from the date of grant.  As of December 31, 2009, all warrants were fully vested and exercisable, and no warrants had been exercised or forfeited.

In accordance with the terms of the Stock Purchase Agreement between the Company and Excel Financial (see Note 18), all outstanding warrants held by the Company’s directors and officers were cancelled and extinguished without consideration effective February 19, 2010.

In 1999, the Company adopted the Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (the “Stock Ownership Plan”). A total of 400,000 common shares were available for awards under the Stock Ownership Plan. Under the Stock Ownership Plan, the Company was authorized to grant nonqualified stock options, incentive stock options and restricted stock to eligible participants, including nonemployee directors and employees.  The Stock Ownership Plan expired by its terms in September 2009, although awards granted under the plan will remain in effect in accordance with their respective terms.

Under the Stock Ownership Plan, each nonemployee director was typically granted nonqualified options to purchase 2,500 shares at the time or soon after that person first became a director. These initial option grants vest annually in equal amounts over a five-year term. Each nonemployee director also typically received an annual grant of nonqualified options to purchase up to 1,000 shares during his or her tenure on the Board.  These annual option grants vested immediately. No options were granted to the Company’s nonemployee directors in 2008 or 2009.

Options granted to employees under the Stock Ownership Plan generally vest three years from the date of grant. The exercise price of options granted to employees may not be less than the fair market value of the Company’s common stock on the date of grant.

In the event of a change in control of the Company (as defined in the Stock Ownership Plan), all outstanding options may become immediately exercisable in full at the discretion of the Compensation Committee of the Board of Directors. If the Compensation Committee does not elect to accelerate the vesting of outstanding options, all outstanding options will terminate upon a change in control unless the successor corporation agrees to assume or replace such options with an equivalent award.

The following table details stock option grants under the Stock Ownership Plan during the year ended December 31, 2009:

	2009
	Options	Weighted Average Exercise Price
Outstanding at January 1	184,700	$10.69

Granted	-	-
Forfeited	(22,400)	9.94
Exercised	-	-

Outstanding at December 31	162,300	$10.79

Exercisable at December 31	157,300	$10.87

No options were granted or exercised under the Stock Ownership Plan in 2009 or 2008.

Options outstanding at December 31, 2009 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$8.28 - $9.99	38,050	5.34	$8.97	33,050	$9.07
$10.00	40,500	2.43	10.00	40,500	10.00
$12.00	83,750	4.96	12.00	83,750	12.00

	162,300	4.42	$10.79	157,300	$10.87

The intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $0.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

Compensation Costs

2010	2,081
Total	$2,081

In accordance with the terms of the Stock Purchase Agreement between the Company and Excel Financial (see Note 18), all outstanding stock options held by the Company’s directors, officers and employees were cancelled and extinguished without consideration effective February 19, 2010.

NOTE 14 – REGULATORY MATTERS

The Bank, through its Board of Directors, agreed to a Consent Order (the “Consent Order”) with the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”), dated February 17, 2009. The Consent Order required the Board of Directors to submit a capital plan to the Assistant Deputy Controller that included specific plans to achieve and maintain tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets by August 31, 2009.  The Board of Directors submitted the capital plan to the OCC, which included the engagement of an advisory firm to seek out capital investment from parties not currently affiliated with the Company or the Bank or attracting a merger partner. The capital plan also called for management to continue to manage the Bank’s assets with the goal of protecting and growing capital and reducing the level of criticized assets.  As of December 31, 2009, the Bank had not achieved the minimum capital ratios specified in the Consent Order.  To have achieved both these levels at December 31, 2009, the Bank would have needed approximately $12.3 million of additional capital.

The Consent Order provides that the OCC has the ability to take any action it deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order. Among the actions that may be taken by the OCC is the placing of the Bank into receivership.

On February 19, 2010, pursuant to a Stock Purchase Agreement entered into on November 15, 2009 with Excel Financial, LLC (“Excel Financial”) (see Note 2), the Company received $15.0 million from Excel Bancorp, LLC, an affiliate of Excel Financial (“Excel Bancorp”), in connection with Excel Bancorp’s purchase of 15 million shares of common stock, and raised an additional $2.5 million in connection with a private placement of 2.5 million shares of common stock.  After the closing of these transactions, Ohio Legacy contributed approximately $16.2 million to the capital of the Bank.  If the additional capital had been invested in the Bank as of December 31, 2009, the Company would have exceeded the minimum capital ratios required under the Consent Order. However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At December 31, 2009, the Bank met the definition of critically undercapitalized.

Actual and required capital amounts (in thousands) and ratios are presented below at December 31, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2009
Total capital to risk-weighted assets
Ohio Legacy Bank	$3,854	3.8%	$8,031	8.0%	$10,039	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Bank	2,566	2.6	4,016	4.0	6,023	6.0

Tier 1 capital to average assets
Ohio Legacy Bank	2,566	1.5	6,805	4.0	8,506	5.0

2008
Total capital to risk-weighted assets
Ohio Legacy Bank	$10,454	7.6%	$10,938	8.0%	$13,673	10.0%

Tier 1 capital to risk-weighted assets
Ohio Legacy Bank	8,734	6.4	5,469	4.0	8,204	6.0

Tier 1 capital to average assets
Ohio Legacy Bank	8,734	4.8	7,262	4.0	9,078	5.0

The payment of dividends by the Bank to Ohio Legacy is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of the current year’s and prior two years’ retained earnings. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. Based on its year to date and previous year’s earnings, the Company is not able to declare dividends without prior approval from its regulators. Pursuant to the Consent Order, prior to paying any dividends, the Bank must provide a written request to the OCC for review and determination of no supervisory objection. In addition to the dividend restrictions above, the Bank is not permitted to issue brokered deposits without prior approval from its regulators.

NOTE 15 - LOAN COMMITMENTS AND RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral upon exercise of the commitment.

Commitments to make loans are generally made for periods of 30 days or less. The contractual amount of loan commitments with off-balance sheet risk was as follows at December 31 2009 and 2008:

	2009	2008
Commitments to make loans:
Variable rate	$-	$1,485,724
Fixed rate	-	201,000

Unused lines of credit, variable-rate	9,403,134	14,523,560
Standby letters of credit	$-	$153,164

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS	As of December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$73,022	$862,533
Investment in subsidiary, Ohio Legacy Bank, N.A.	2,327,503	9,166,566
Other assets	92,254	11,257

Total assets	$2,492,779	$10,040,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	126,268	519,499
Shareholders’ equity	2,366,511	9,520,857

Total liabilities and shareholders’ equity	$2,492,779	$10,040,356

CONDENSED STATEMENTS OF OPERATIONS	For the year ended December 31,
	2009	2008

Interest income	$-	$-
Interest expense	-	-
Net interest income	-	-

Professional fees	(234,676)	(140,872)
Other expense	(80,607)	(85,414)
Loss before undistributed earnings of subsidiary	(315,283)	(226,286)

Equity in undistributed loss of subsidiary	(6,344,311)	(5,820,803)
Loss before income taxes	(6,659,594)	(6,047,089)

Income tax expense (benefit)	-	-

Net loss	$(6,659,594)	$(6,047,089)

CONDENSED STATEMENTS OF CASH FLOWS	For the year ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,659,594)	$(6,047,089)
Adjustments:
Equity in undistributed loss of subsidiary	6,344,311	5,820,803
Net change in other assets and other liabilities	(474,228)	620,370
Net cash used by operating activities	(789,511)	394,084

Net change in cash and cash equivalents	(789,511)	394,084
Beginning cash and cash equivalents	862,533	468,449

Ending cash and cash equivalents	$73,022	$862,533

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) and the related tax effects were as follows during the year ended December 31 2009 and 2008:

	2009	2008
Unrealized holding gains (losses) on available for sale securities during the period	$218,328	$(2,513,695)
Reclassification adjustment for (gains) losses realized in income	(806,987)	2,859,024
	(588,659)	345,329
Tax effect	119,439	(117,412)
Other comprehensive income (loss)	$(469,220)	$227,917

NOTE 18 – CONSENT ORDER

The Bank, through its Board of Directors, entered into the Consent Order with the Bank’s primary federal regulator, the OCC, dated February 17, 2009. The Consent Order required the Board of Directors to submit a capital plan to the Assistant Deputy Controller that included specific plans to achieve and maintain tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets by August 31, 2009.  The Board of Directors submitted the capital plan to the OCC, which included the engagement of an advisory firm to seek out capital investment from parties not currently affiliated with the Company or the Bank or attracting a merger partner. The capital plan also called for management to continue to manage the Bank’s assets with the goal of protecting and growing capital and reducing the level of criticized assets.

In response to the Consent Order, the Bank initiated several short and intermediate term strategies to improve its capital position.  During the first quarter of 2009, the Bank sold approximately $28.4 million of debt and mortgage backed securities issued by FNMA or FHLMC, which have a 20% risk weighting, and purchased the same amount of mortgage backed securities issued by GNMA, which have a 0% risk weighting. In addition, the Bank retained the services of the investment banking firm of Stifel, Nicolaus & Company, Incorporated to explore the options of raising private equity capital, or merging with or being acquired by another financial institution or other interested investors. As of December 31, 2009, the Bank had not achieved the minimum capital ratios specified in the Consent Order.  To have achieved both these levels at December 31, 2009, the Bank would have needed approximately $12.3 million of additional capital.

The Consent Order provides that the OCC has the ability to take any action it deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order. Among the actions that may be taken by the OCC is the placing of the Bank into receivership.

On February 19, 2010, pursuant to a Stock Purchase Agreement entered into on November 15, 2009 with Excel Financial (see Note 2), the Company received $15.0 million from Excel Bancorp in connection with Excel Bancorp’s purchase of 15 million shares of common stock, and raised an additional $2.5 million in connection with a private placement of 2.5 million shares of common stock.  After the closing of these transactions, Ohio Legacy contributed approximately $16.2 million to the capital of the Bank.  If the additional capital had been in the Bank as of December 31, 2009, the Bank would have exceeded the minimum capital ratios required under the Consent Order.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ohio Legacy Corp
North Canton, Ohio

We have audited the accompanying consolidated balance sheets of Ohio Legacy Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company issued 15 million shares of common stock to Excel Bancorp LLC and 2.5 million shares of common stock to other investors in a private offering, both of which closed on February 19, 2010.  Excel Bancorp LLC became the majority shareholder of the Company with a 76% ownership interest in the common stock of the Company.  The proceeds received by the Company were principally used to increase the capital levels of its bank subsidiary, which was considered critically under-capitalized under Prompt Corrective Action provisions at December 31, 2009.

Crowe Horwath LLP

Cleveland, Ohio
March 31, 2010

EXECUTIVE OFFICERS OF OHIO LEGACY CORP AND OHIO LEGACY BANK, NATIONAL ASSOCIATION

Rick L. Hull, President and Chief Executive Officer
Denise M. Penz, Executive Vice President and Chief Operating Officer
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer

DIRECTORS OF OHIO LEGACY CORP

Louis Altman	Robert F. Belden
Managing Member, A. Altman Company	President, Belden Brick Company
Canton, Ohio	Canton, Ohio

Bruce A. Cassidy, Sr.	Heather L. Davis
Retired Business Executive	Chief Financial Officer, Hammond Construction
Sarasota, Florida	North Canton, Ohio

J. Edward Diamond	Rick L. Hull
Private Investor	Executive Officer
Canton, Ohio	North Canton, Ohio

Denise M. Penz	Wilbur R. Roat, Chairman
Executive Officer	Retired Bank Executive
St. Clairsville, Ohio	Kennett Square, Pennsylvania

Michael Steiner	Frank Wenthur
Retired Insurance Executive	Retired Business Executive
Wooster, Ohio	North Canton, Ohio

Michael Wurster
CEO, BookMasters, Inc.
Ashland, Ohio

CORPORATE AND BANK LOCATIONS

Wooster Office	Canton Office
305 West Liberty Street	4026 Dressler Road NW
Wooster Ohio 44691	Canton, Ohio 44718

Milltown Office	North Canton Corporate Office and Banking
3562 Commerce Parkway	Center
Wooster, Ohio 44691	600 South Main Street
North Canton, Ohio 44720

Operations Center
2375 Benden Drive Suite C
Wooster, Ohio 44691

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2009, were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management of Ohio Legacy Corp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation or assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  The Company’s internal control over financial reporting system is designed to provide reasonable assurance of achieving its objectives.

Management of Ohio Legacy Corp, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009, based on the specified criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There are no matters to be reported under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Board of Directors,“ “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Regarding the Board of Directors, its Committees and Corporate Governance—Code of Business Conduct and Ethics” and “Information Regarding the Board of Directors, its Committees and Corporate Governance—Audit and Compliance Committee”  in our definitive proxy statement relating to our 2010 annual meeting of shareholders to be filed pursuant to SEC Regulation 14A (our “2010 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Compensation of Executive Officers” and “Compensation of Directors” in our 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors, its Committees and Corporate Governance—Director Independence” in our 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the disclosure to be included under the caption “Audit and Compliance Committee Matters—Independent Registered Public Accounting Firm Services and Fees” in our 2010 Proxy Statement.

PART IV

Item 15. Exhibits

(a)	(1) Financial Statements.

The following consolidated financial statements of Ohio Legacy Corp are contained in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2)  Financial Statement Schedules.

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)  Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 61 of this Annual Report on Form 10-K.

(b)  Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 61 of this Annual Report on Form 10-K.  The documents listed in the Index to Exhibits are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)  Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

Date: March 31, 2010
	By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)
Date: March 31, 2010

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date: March 31, 2010

By:	/s/ Wilbur R. Roat
Wilbur R. Roat, Chairman of the Board and Director
Date: March 31, 2010

By:	/s/ Louis Altman
Louis Altman, Director
Date: March 31, 2010

By:	/s/ Robert F. Belden
Robert F. Belden, Director
Date: March 31, 2010

By:	/s/ Bruce A. Cassidy, Sr.
Bruce A. Cassidy, Director
Date: March 31, 2010

By:	/s/Heather L. Davis
Heather L. Davis, Director
Date: March 31, 2010

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director
Date: March 31, 2010

By:	/s/ Denise M. Penz
Denise M. Penz, Director
Date: March 31, 2010

By:	/s/ Michael S. Steiner
Michael S. Steiner, Director
Date: March 31, 2010

By:	/s/ Frank Wenthur
Frank Wenthur, Director
Date: March 31, 2010

By:	/s/ David B. Wurster
David B. Wurster, Director
Date: March 31, 2010

INDEX TO EXHIBITS

The following exhibits are included in this Annual Report on Form 10-K or are incorporated herein by reference as noted in the following table:

Exhibit Number	Description of Exhibit
2.1
Stock Purchase Agreement, dated as of November 15, 2009, by and among Excel Financial, LLC, Ohio Legacy Corp and Ohio Legacy Bank, National Association (incorporated herein by reference to Exhibit 99.2 to Ohio Legacy Corp’s Current Report on Form 8-K filed on November 16, 2009 (File No. 0-31673))

3.1
Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp as filed with the Ohio Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 to Ohio Legacy Corp’s Quarterly Report on Form 10QSB for the fiscal quarter ended June 30, 2003 (File No. 0-31673))

3.2	Amendment to Article Fourth of the Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp as filed with the Ohio Secretary of State on February 5, 2010 (filed herewith)

3.3
Code of Regulations of Ohio Legacy Corp (incorporated herein by reference to Exhibit 3.2 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2003 (File No. 0-31673))

3.4
Amendment No. 1 to Code of Regulations of Ohio Legacy Corp (incorporated herein by reference to Exhibit 3.2 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2003 (File No. 0-31673))

4.1
Form of Ohio Legacy Corp Organizer Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to Ohio Legacy Corp’s Registration Statement on Form SB-2 filed on June 30, 2000 (File No. 333-38328))

10.1*
Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Ohio Legacy Corp’s Registration Statement on Form SB-2 filed on June 30, 2000 (File No. 333-38328))

10.2*
2002 Amendment to Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Ohio Legacy Corp’s Registration Statement on Form S-8 filed on May 22, 2002 (File No. 333-88842))

10.3*
2004 Amendment to Ohio Legacy Corp Omnibus Stock Option, Stock Ownership and Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.4 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2003 (File No. 0-31673))

10.4*
Amended and Restated Employment Agreement, dated as of May 24, 2005, by and among Ohio Legacy Corp, Ohio Legacy Bank, N.A., and Michael D. Kramer (incorporated herein by reference to Exhibit 10.11 to Ohio Legacy Corp’s Current Report on Form 8-K filed May 26, 2005 (File No. 0-31673))

10.5*
Change in Control Agreement, dated as of December 18, 2007, by and between Ohio Legacy Bank and Gregory A. Spradlin (incorporated herein by reference to Exhibit 10.13 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2007 (File No. 0-31673))

10.6*
Change in Control Agreement, dated as of February 4, 2009, by and between Ohio Legacy Bank and Vanessa Richards (incorporated herein by reference to Exhibit 10.8 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-31673))

10.7*
Form of Stock Option and Warrant Cancellation and Surrender Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and each of its directors and executive officers (filed herewith)

10.8*	Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp D. Michael Kramer (filed herewith)

10.9*	Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and Vanessa Richards (filed herewith)

10.10*	Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and Gregory A. Spradlin (filed herewith)

21	Subsidiary of Ohio Legacy Corp

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

* Denotes management contract or compensatory arrangement.