Form 10-Q
period 2010-03-31
OHIO LEGACY CORP
filed 2010-05-17
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-31673

OHIO LEGACY CORP
(Exact name of registrant as specified in its charter)

Ohio	34-1903890
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

600 South Main St., North Canton, Ohio 44720
(Address of principal executive offices)

(330) 499-1900
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

As of May 14, 2010, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010

FIRST QUARTER REPORT

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$2,275,517	$1,970,133
Federal funds sold and interest-bearing deposits in financial institutions	33,044,834	22,195,657
Cash and cash equivalents	35,320,351	24,165,790
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	27,645,537	26,892,105
Securities held to maturity (fair value March 31, 2009 - $3,074,226, December 31, 2009 - $3,050,740)	2,996,023	2,996,826
Loans held for sale	-	195,247
Loans, net of allowance of $4,033,006 and $3,945,670 at March 31, 2010 and December 31, 2009	96,465,418	100,855,165
Federal bank stock	1,267,250	1,267,250
Premises and equipment, net	3,088,387	2,952,392
Other real estate owned	2,969,063	3,175,658
Accrued interest receivable and other assets	850,433	640,595
Total assets	$170,702,462	$163,241,028

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,385,671	$15,521,829
Interest-bearing demand	9,280,175	9,372,841
Savings and money market	57,916,145	57,119,495
Certificates of deposit, net	58,060,674	57,784,548
Total deposits	140,642,665	139,798,713
Repurchase agreements	647,920	1,037,776
Long-term Federal Home Loan Bank advances	10,000,000	18,500,000
Capital lease obligations	432,980	440,786
Accrued interest payable and other liabilities	1,096,972	1,097,242
Total liabilities	152,820,537	160,874,517

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
March 31, 2010: 22,500,000 shares authorized, 19,714,564 shares issued and outstanding
December 31, 2009: 5,000,000 shares authorized, 2,214,564 shares issued and outstanding	35,499,702	18,782,779
Accumulated deficit	(17,508,590)	(16,178,901)
Accumulated other comprehensive loss	(109,187)	(237,367)
Total shareholders' equity	17,881,925	2,366,511

Total liabilities and shareholders' equity	$170,702,462	$163,241,028

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Interest and dividend income:
Loans, including fees	$1,503,851	$1,944,312
Securities, taxable	260,248	401,012
Securities, tax-exempt	28,542	28,554
Interest-bearing deposits, federal funds sold and other	12,508	6,263
Dividends on federal bank stock	15,275	16,464
Total interest and dividend income	1,820,424	2,396,605

Interest expense:
Deposits	519,614	939,478
Short-term Federal Home Loan Bank advances	-	2,085
Long-term Federal Home Loan Bank advances	114,488	177,273
Repurchase agreements	1,083	932
Capital leases	17,690	18,846
Investor notes	9,693	-
Total interest expense	662,568	1,138,614

Net interest income	1,157,856	1,257,991
Provision for loan losses	76,772	181,000

Net interest income after provision for loan losses	1,081,084	1,076,991

Noninterest income:
Service charges and other fees	169,430	212,186
Gain on sales of securities available for sale	-	685,948
Other than temporary impairment on securities available for sale	-	(111,200)
Gain on sale of loans	3,465	19,489
Gain (loss) on disposition of other real estate owned	11,543	38,020
Direct write-down of other real estate owned	-	(22,500)
Loss on disposal of fixed assets	(1,506)	-
Other income	14,849	7,596
Total noninterest income	197,781	829,539

Noninterest expense:
Salaries and benefits	969,861	726,394
Occupancy and equipment	214,699	208,654
Professional fees	271,847	102,656
Franchise tax	9,050	37,500
Data processing	152,706	177,510
Marketing and advertising	65,087	27,050
Stationery and supplies	16,880	19,778
Amortization of intangible asset	-	16,259
Deposit expense and insurance	200,819	125,652
Investor expenses	517,222	-
Other expenses	190,384	207,608
Total noninterest expense	2,608,555	1,649,061

Net income (loss) before income taxes	(1,329,690)	257,469
Income tax benefit	-	(244,913)

Net income (loss)	$(1,329,690)	$502,382

Basic earnings (loss) per share	$(0.13)	$0.23
Diluted earnings (loss) per share	$(0.13)	$0.23

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Balance, beginning of period	$2,366,511	$9,520,857

Stock based compensation expense	2,143	6,463

Proceeds on sale of common stock, net	16,714,781	-

Comprehensive income (loss):
Net income (loss)	(1,329,690)	502,382

Net unrealized income (loss) on securities available for sale arising during the period, including effect of reclassifications	128,180	(233,142)
Total comprehensive income (loss)	(1,201,510)	269,240

Balance, end of period	$17,881,925	$9,796,560

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,329,690)	$502,382
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	83,904	103,356
Loss (gain) on disposition of fixed assets	1,506	-
Securities amortization and accretion, net	48,674	9,874
Origination of loans held for sale	-	(634,039)
Proceeds from sales of loans held for sale	198,712	1,357,144
Provision for loan losses	76,772	181,000
Loss (gain) on disposition or direct write-down of real estate owned	(11,543)	(15,520)
(Gain) loss on sale of securities available for sale	-	(685,950)
Other than temporary impairment of securities	-	111,202
Gain on sale of loans held for sale	(3,465)	(19,489)
Stock based compensation expense	2,143	6,463
Net change in:
Accrued interest receivable and other assets	(209,838)	205,605
Accrued interest payable and other liabilities	(270)	(839,307)
Deferred loan fees	(5,522)	(4,640)
Net cash from operating activities	(1,148,617)	278,081

Cash flows from investing activities:
Purchases of securities available for sale	(2,034,779)	(34,049,155)
(Purchases) or redemptions of federal bank stock	-	133,950
Maturities, calls and paydowns of securities available for sale	1,361,656	1,353,188
Sales of securities available for sale	-	27,878,092
Proceeds from sale of other real estate owned	430,648	694,600
Net change in loans	4,105,987	5,286,841
Acquisition of premises and equipment	(221,405)	(637)
Net cash from investing activities	3,642,107	1,296,879

Cash flows from financing activities
Net change in deposits	843,952	13,743,780
Net change in repurchase agreements	(389,856)	(197,889)
Repayment of capital lease obligations	(7,806)	(6,649)
Proceeds from short term FHLB advances, net of payments	-	(6,850,000)
Proceeds from FHLB advances	-	3,000,000
Repayments of FHLB advances	(8,500,000)	(5,500,000)
Net proceeds from issuance of common stock	16,714,781	-
Net cash from financing activities	8,661,071	4,189,242

Net change in cash and cash equivalents	11,154,561	5,764,202
Cash and cash equivalents at beginning of period	24,165,790	11,467,937

Cash and cash equivalents at end of period	$35,320,351	$17,232,139

	For the Three Months Ended
	March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$702,853	$1,162,342
Federal income taxes	-
Non-cash transactions:
Transfer of loans to other real estate owned	$212,510	$154,948

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Ohio Legacy Corp (“the Company”) and its wholly-owned subsidiary, Premier Bank & Trust, National Association (“Bank”) (formerly known as Ohio Legacy Bank, National Association).  Ohio Legacy Corp is approximately 76% owned by Excel Bancorp, LLC, a registered bank holding company.  Intercompany transactions and balances are eliminated in consolidation. References to the Company include Ohio Legacy, consolidated with its subsidiary, the Bank.

Ohio Legacy is a bank holding company incorporated on July 1, 1999 under the laws of the State of Ohio. The Bank began operations on October 3, 2000. The Bank provides financial services through its full-service offices in Wooster and Canton, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.  On March 23, 2010, the Bank received approval from the Comptroller of the Currency of its application to commence fiduciary powers pursuant to 12 USC 92a. Subsequently, the Bank opted to include “Trust” in its name and announced a name change to Premier Bank and Trust, N.A. effective April 2010.  The Bank also began to offer investment brokerage services in April 2010.

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2010, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, which includes information and disclosures not presented in this report.  Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements.  The Company has consistently followed those policies in preparing this Form 10-Q.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  The reclassifications had no impact on reported net income or shareholders’ equity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (Accounting Standards Codification (ASC) 860).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special-purpose entity.  ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  ASC 860 must be applied to transfers occurring on or after the effective date.   Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   Additionally, the disclosure provisions of ASC 860 were also amended and apply to transfers that occurred both before and after the effective date of ASC 860.  The adoption of ASC 860 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the  quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.   Early adoption is prohibited.  The adoption of SFAS No. 167 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 to Fair Value Measurements and Disclosures (ASC 820), Improving Disclosures About Fair Value Measurements.  This ASU added new disclosures about transfers in and out of Level 1and 2 fair value measurements, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The new disclosures and clarifications of existing disclosures for ASC 820 were effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of these disclosure provisions of the ASU had no impact on the Company's consolidated financial statements. This ASU also requires disclosures for Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number, as currently permitted. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these disclosure provisions of the ASU is not expected to have an effect on the Company’s consolidated financial statements.

Newly Issued Not Yet Effective Standards

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Receivables (Topic 310).  The amendments in this Update improve comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30.  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  The amendments to this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The effect of adopting this new guidance is not expected to be material.

NOTE 3 – STOCK ISSUANCE

On November 15, 2009, the Company and the Bank entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Excel Financial, LLC (“Excel Financial”).  Under the terms of the Stock Purchase Agreement, Excel Financial agreed to purchase 15.0 million of the Company’s common shares at a price of $1.00 per share.  As a condition to Excel Financial’s purchase of the Company’s common shares, the Company agreed to sell a minimum of 1.5 million of its common shares to investors other than Excel Financial in a private offering, and to use its best efforts to sell an additional 1.0 million of its common shares in the same private offering, all at a purchase price of $1.00 per share.

At a special meeting held January 8, 2010, the Company’s shareholders approved the issuance and sale of up to 17,500,000 additional shares of Ohio Legacy common stock. Shareholder approval was obtained in conjunction with the Stock Purchase Agreement. At the special meeting, shareholders approved: (1) an amendment to Ohio Legacy’s articles of incorporation to increase the number of authorized shares of common stock from 5,000,000 to 22,500,000; (2) the issuance of 15,000,000 shares of common stock to Excel Bancorp LLC (“Excel Bancorp”), an Ohio limited liability company formed to acquire the shares of Ohio Legacy’s common stock, pursuant to the Stock Purchase Agreement, and the issuance of up to 2,500,000 additional shares to other investors in a private offering made in connection with the sale of shares to Excel Bancorp; and (3) the control share acquisition by Excel Bancorp of 15,000,000 shares of common stock.

Excel Financial had engaged consultants and advisors to assist it in this endeavor and had no other business activity. Although the Company entered into the Stock Purchase Agreement with Excel Financial, Excel Financial assigned the agreement to its assignee, Excel Bancorp. The Federal Reserve Board approved Excel Bancorp’s application to become a registered bank holding company on February 12, 2010, in connection with its acquisition of Ohio Legacy’s common stock. Following regulatory approval, Ohio Legacy issued 15,000,000 shares of common stock to Excel Bancorp and 2,500,000 shares of common stock in a private offering on February 19, 2010, at an issue price of $1.00 per share (the “Closing”).

The net proceeds to the Company of the stock offering were $16,714,781 after payment of various costs totaling $785,219.  Net proceeds were used by the Company to increase the capital level of the Bank in the amount of $16,184,135 and to repay notes payable and accrued interest to the organizers of Excel Bancorp and Excel Financial in the amount of $526,915 for advances made to Excel Financial for organization and operating expenses related to its pursuit of a bank acquisition.  The Company accepted the assignment of the notes payable to the organizers of Excel Bancorp and Excel Financial in exchange for their agreement to waive a closing condition that required the Bank to maintain a minimum tier 1 capital level of $5.7 million.

As discussed in Note 10, the Bank entered into a Consent Order in 2009 that specified achievement of higher capital ratios.  Following the Closing, the Bank exceeded the minimum capital ratios required under the Consent Order with the OCC of tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets. However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Various management and board changes also took place as contemplated by the Stock Purchase Agreement.

The issuance of common stock to Excel Bancorp resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation. The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change. The annual limitation imposed under Section 382 would limit the deduction for both the carryforward tax attributes and the built-in losses realized within five years of the date of the ownership change to approximately $93,000 per year. Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits will not be recorded in the financial statements. See Note 11 for additional information regarding net operating loss carryforwards.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net Income (loss) divided by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share include the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants.  The following table details the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31,
	2010	2009
BASIC:
Net income (loss)	$(1,329,690)	$502,382
Weighted average common shares outstanding	10,186,786	2,214,564
Basic earnings (loss) per share	$(0.13)	$0.23

DILUTED:
Net income (loss)	$(1,329,690)	$502,382
Weighted average common shares outstanding	10,186,786	2,214,564
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	10,186,786	2,214,564
Diluted earnings (loss) per common share	$(0.13)	$0.23

The following table details, as of March 31, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was anti-dilutive:

	Three months ended March 31,
	2010	2009
Stock options	-	177,650
Stock warrants	35,000	150,000

NOTE 5 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale, carried at fair value:

U.S. Government agencies	$2,033,345	$-	$(1,662)	$2,031,683
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	25,240,725	180,212	(129,468)	25,291,469
Other mortgage-backed securities	391,853	-	(216,068)	175,785
Equity securities	88,800	57,800	-	146,600
Total	$27,754,723	$238,012	$(347,198)	$27,645,537

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale, carried at fair value:

Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$26,616,829	$30,703	$(274,597)	$26,372,935
Other mortgage-backed securities	423,843	-	(27,473)	396,370
Equity securities	88,800	34,000	-	122,800
Total	$27,129,472	$64,703	$(302,070)	$26,892,105

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value

Municipal securities	$2,996,023	$78,203	$-	$3,074,226

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value

Municipal securities	$2,996,826	$56,408	$(2,494)	$3,050,740

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities because the loans underlying the mortgage- backed securities generally can be prepaid without penalty.

	March 31, 2010
	Amortized Cost	Fair Value
Available for Sale
U.S. Government-sponsored agency enterprises
One to five years	$1,521,294	$1,520,324
Five to ten years	512,051	511,359
Beyond ten years	-	-
Mortgage backed securities	25,632,578	25,467,254
Total	$27,665,923	$27,498,937

Held to Maturity
One to five years	$181,060	$184,615
Five to ten years	1,262,778	1,314,996
Beyond ten years	1,552,185	1,574,615
Total	$2,996,023	$3,074,226

The following summarizes the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government agencies	$1,527,573	$(1,662)			$1,527,573	$(1,662)
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	11,590,946	(117,715)	961,374	(11,753)	12,552,320	(129,468)
Other mortgage-backed securities			175,785	(216,068)	175,785	(216,068)
Total	$13,118,519	$(119,377)	$1,137,159	$(227,821)	$14,255,678	$(347,198)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$15,498,626	$(268,671)	$273,428	$(5,926)	$15,772,054	$(274,597)
Other mortgage-backed securities			396,370	(27,473)	396,370	(27,473)
Total	$15,498,626	$(268,671)	$669,798	$(33,399)	$16,168,424	$(302,070)

Held to maturity:
Municipal securities	$331,478	$(2,494)	$-	$-	$331,478	$(2,494)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC 320.

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

The second segment of the portfolio uses the OTTI guidance provided by ASC 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA.  Under the ASC 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.  The Company has no securities that meet this definition as of March 31, 2010.

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

As of March 31, 2010, the Company’s security portfolio consisted of 42 securities, ten of which were in an unrealized loss position for less than 12 months and two for 12 months or longer.  The unrealized losses are related to the Company’s mortgage-backed securities, as discussed below:

Mortgage-backed securities

At March 31, 2010, 94.8% of the carrying value of mortgage-backed securities held by the Company were issued by the Government National Mortgage Association (“GNMA”), which are backed by the full faith and credit of the U.S. government and an additional 4.5% of the carrying value were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

The Company’s mortgage-backed securities portfolio includes one non-agency security with a market value of $175,785 which represents an unrealized loss of approximately $216,068 at March 31, 2010; the estimated market value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security is rated investment grade.    This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages.  No losses incurred on the mortgages in the pool have been assigned to the senior classes.  Although the borrowers are not required to make principal payments during the initial 10 year period, 61% of the original principal has been repaid as of March 31, 2010. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of March 31, 2010, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 6 – LOANS

Loans, by collateral type, were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Balance	Percent	Balance	Percent
Residential real estate	$33,748,382	33.6	$33,147,634	31.6
Multifamily real estate	5,697,363	5.7	5,757,491	5.5
Commercial real estate	45,308,126	45.0	47,639,944	45.4
Construction	3,662,063	3.6	3,958,572	3.8
Commercial	5,712,661	5.7	7,673,195	7.3
Consumer and home equity	6,459,513	6.4	6,719,205	6.4
Total Loans	100,588,108	100.0	104,896,041	100.0
Less: Allowance for loan losses	(4,033,006)		(3,945,670)
Net deferred loan fees	(89,684)		(95,206)
Loans, net	$96,465,418		$100,855,165

Approximately $22,727,000 and $23,436,000 of residential real estate loans were pledged as collateral for Federal Home Loan Bank advances at March 31, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	For the Three Months Ended
	March 31,
	2010	2009

Balance, January 1	$3,945,670	$3,398,284
Provision for loan losses	76,772	181,000
Loans charged-off	(3,896)	(14,919)
Recoveries of charged-off loans	14,660	1,530

Balance, March 31	$4,033,206	$3,565,895

Balance as a percentage of total loans	4.01%	2.86%

Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2010, and December 31, 2009:

	March 31,	December 31,
	2010	2009

Loans past due over 90 days and still accruing interest	$2,485	$-
Nonaccrual loans, includes smaller balance homogeneous loans	5,734,473	5,826,976
Impaired loans with no allowance for loan losses allocated	4,077,059	5,826,976
Impaired loans with allowance for loan loss allocated	1,657,414	-
Amount of the allowance for loan losses allocated	151,140	-

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows:

	March 31,	December 31,
	2010	2009
Residential real estate	$1,045,065	$1,160,603
Commercial real estate	196,706	196,706
Land development	1,727,292	1,818,349
Total other real estate owned	$2,969,063	$3,175,658

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at March 31, 2010 and December 31, 2009 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

NOTE 8 – FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

	March 31,	December 31,
	2010	2009
Available for sale securities	$27,645,537	$26,892,105

Quoted prices on active markets for identical assets (Level 1)
Equity securities	146,600	122,800
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	2,031,683	-
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	25,291,469	26,372,935
Other mortgage backed securities	175,785	396,370
Significant unobservable inputs (Level 3)	-	-

Impaired loans	$4,399,948	$4,670,389

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	4,399,948	4,670,389

Other real estate owned	$2,969,063	$3,131,658

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	2,969,063	3,131,658

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,399,948 after a specific allocation of the allowance for loan losses of $151,140 at March 31, 2010. New specific loss reserves of $151,140 have been provided for during the three months ending March 31, 2010.

The carrying amounts and estimated fair values of financial assets and liabilities at March 31, 2010 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$35,320,000	$35,320,000	$24,166,000	$24,166,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	27,646,000	27,646,000	26,892,000	26,892,000
Securities held to maturity	2,996,000	3,074,000	2,997,000	3,051,000
Loans held for sale	-	-	195,000	195,000
Loans, net	96,465,000	96,304,000	100,855,000	101,308,000
Accrued interest receivable	470,000	470,000	413,000	413,000

Financial liabilities:
Deposits	(140,643,000)	(141,305,000)	(139,799,000)	(140,668,000)
Repurchase agreements	(648,000)	(648,000)	(1,038,000)	(1,038,000)
Overnight FHLB advances	-	-	-	-
FHLB advances	(10,000,000)	(10,100,000)	(18,500,000)	(18,638,000)
Accrued interest payable	(107,000)	(107,000)	(148,000)	(148,000)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, noninterest-bearing demand deposits and variable-rate loans, deposits that reprice frequently and fully, repurchase agreements, certificates of deposit in financial institutions and overnight FHLB advances. Security fair values are determined as previously described. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. The fair value of borrowings is based upon current rates for similar financing over the remaining terms of the borrowings. It was not practicable to determine the fair value of federal bank stock due to restrictions placed on its transferability. The estimated fair value for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 9 – STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering.  The Director Warrants vested in equal percentages each year over a three-year period from the date of grant.  Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance.  At March 31, 2010, Director Warrants for 35,000 shares granted to former directors were vested and exercisable.  No warrants have been exercised to date.

In June 2000, the Company’s Board of Directors adopted an Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (“Stock Ownership Plan”) that was amended in 2002 and 2004.  The Stock Ownership Plan expired on September 14, 2009.  The following types of awards could be granted under the Stock Ownership Plan to eligible persons:  nonqualified stock options, incentive stock options and restricted stock.  Under the Stock Ownership Plan, each nonemployee Director could be granted 2,500 nonqualified options at the time, or soon after, that person first became a Director. This initial option grant vested annually in equal amounts over a five-year term.  In addition, each nonemployee Director could receive an annual grant of up to 1,000 nonqualified options during his or her tenure on the Board, which vested immediately. No Director grants were made in 2009.  Employee option grants usually vested three years from the date of grant.  The exercise price of an option was not less than the fair market value of the underlying common stock on the date of the grant.

As a condition to the consummation of the closing of the Stock Purchase Agreement between the Company and Excel Financial (see Note 3), all outstanding options and warrants held by the Company’s directors and employees were cancelled and extinguished without consideration effective February 19, 2010 pursuant to stock option and warrant cancellation and surrender agreements between the Company and each of its directors and employees.  As of March 31, 2010, there were 35,000 common shares issuable under the Company’s equity compensation plans, consisting of warrants to purchase 35,000 common shares (held by former directors who were not serving on the Board of Directors at the time of the closing); these warrants expire on October 1, 2010.

The following table depicts the activity under the Stock Ownership Plan:

2010
Weighted
Average
Exercise
	Options	Price
Outstanding at January 1	162,300	$10.79
Granted	-
Forfeited	(162,300)	10.79
Exercised	-
Outstanding at March 31	-	-

Exercisable at March 31	-	-

NOTE 10 – REGULATORY MATTERS

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

As described in Note 3, the Company and the Bank entered into a Stock Purchase Agreement with Excel Financial.

At December 31, 2009, the Bank met the definition of critically undercapitalized.  The transactions contemplated by the Stock Purchase Agreement were approved by the Company’s shareholders at a special meeting of shareholders held on January 8, 2010.

 After the closing of the Stock Purchase Agreement and the private sale, the Company contributed approximately $16.2 million to the capital of the Bank, improving the Bank’s capital to levels sufficient to meet the capital minimums required by the Consent Order.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2010:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	19,230	20.1%	7,645	8.00%	9,556	10.00%

Tier 1 capital to risk-weighted assets	17,998	18.8%	3,822	4.00%	5,733	6.00%

Tier 1 capital to average assets	17,998	10.9%	6,634	4.00%	8,293	5.00%

Note 11 – Income Taxes

The Company has net operating loss carryforwards of approximately $6,503,000 that will expire as follows:  $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, and $4,952,000 on December 31, 2029.  See Note 3 for information regarding the annual limitations on the use of net operating loss carryforwards resulting from an “ownership change” as broadly defined in Section 382 of the Internal Revenue Code of 1986, as amended.

At March 31, 2010 and December 31, 2009, a valuation allowance was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.

Item 2.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of March 31, 2010, and results of operations as of and for the three months ended March 31, 2010 and 2009.  This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which can be identified by the use of forward-looking terminology, such as “may,” “might,” “could,” “would,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project “or “continue” or the negative version of such terms or comparable terminology.  All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our outlook, financial position, results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements.  Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-Q include, but are not limited to:

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

During the first quarter of 2010, the Company completed the issuance of 17,500,000 of unregistered shares of its common stock to meet the regulatory capital requirements imposed by the Consent Order issued by the Bank’s principal federal regulator (See Notes 3 and 10).  As a result of the stock issuance, Excel Bancorp acquired 76% of the outstanding shares of the Company, new senior management was installed, and six directors were appointed to fill the unexpired terms of seven resigning directors.   Following the Closing, the Company invested $16.2 million of the proceeds of the stock offering in the Bank as additional capital.

The following key factors summarize the Company’s financial condition at March 31, 2010 compared to December 31, 2009:

•	Total assets increased $7.5 million from $163.2 million to $170.7 million;
•	Total shareholders’ equity increased $15.5 million from $2.4 million to $17.9 million;
•	Tier 1 capital for the Bank increased by $15.4 million from $2.6 million to $18.0 million;
•	Net loans decreased $4.4 million from $100.9 million to $96.5 million;
•
Nonperforming assets (including nonaccrual loans, loans past due ninety days and still accruing interest and other real estate owned) remained high, but decreased slightly from $9.0 million to $8.7 million;

•	Total deposits increased $843,952 from $139.8 million to $140.6 million;
•	Federal Home Loan Bank advances totaling $8.5 million were repaid reducing outstanding advances from $18.5 million to $10 million;

The following key factors summarize our results of operations for the three months ending March 31, 2010:

•	The Company incurred a net loss of $1.3 million;
•	Net interest income declined by $100,135 compared to the same period in 2009;
•	The provision for loan loss was $76,772 compared to $181,000 for the same period in 2009;
•	No securities gains were recorded during the period compared to $574,748 in securities gains recorded for the same period in 2009;
•
The Company recorded investor expenses of $517,222 for the period in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial;

•
The Company incurred other consulting and compensation expenses related to services provided by Excel Financial prior to the Closing, for the hiring of new management and severance expense associated with employee terminations.

The following forward-looking statements describe our near term outlook:

•	Credit quality is expected to remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Operating expenses associated with new management and new services are expected to be higher than the historical compensation costs at the Company;
•	Noninterest income is expected to improve due to the introduction of trust, investment and wealth management services.
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain high until it improves asset quality and earnings.

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

Allowance for loan losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs.  We estimate the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off.  Loan losses are charged against the allowance when we believe the loan balance cannot be collected.

We consider various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses.  We monitor loan quality monthly and use an independent third party each quarter to review our loan grading system.

Valuation allowance for deferred tax assets.  Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses.  Net operating loss carryforwards of approximately $6,503,000 will expire as follows:  $1,419,000 on December 31, 2027 and $132,000 on December 31, 2028, and $4,952,000 on December 31, 2029.  A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero.  Additional information is included in Note 3 to our consolidated financial statements.

FINANCIAL CONDITION – March 31, 2010 compared to December 31, 2009

Assets.  At March 31, 2010, total assets increased to $170.7 million, up $7.5 million from $163.2 at December 31, 2009.  Most notable were the increases to total shareholders’ equity and cash and cash equivalents which increased due to proceeds received on the sale of common stock.

Cash and Cash Equivalents.  Cash and cash equivalents increased to $35.3 million at March 31, 2010, up $11.1 million from $24.2 million at year-end 2009.  The increase was directly related to proceeds from a common stock issuance during February 2010.

Securities.  Total securities available for sale had an estimated fair value of $27.6 million at March 31, 2010, compared to $26.9 million at year-end 2009.  Purchases of securities available for sale during the first quarter of 2010 totaled $2.0 million, principal repayments totaled $1.4 million, and no securities were sold during the first quarter.  The portfolio consists primarily of mortgage-backed securities issued by the GNMA with an original term of 30 years.  The duration of the portfolio including municipal securities classified as Held-to-Maturity was 4.4 years at March 31, 2010, and the longer-term characteristics of the portfolio will contribute to increased market price volatility for any given change in interest rates.  The net unrealized loss on the securities portfolio was $30,983 at March 31, 2010 compared to net unrealized loss of $183,453 at December 31, 2009.

Loans and Asset Quality.  Total loans, net of the allowance for loan loss and deferred loan fees, decreased $4.4 million to $96.5 million at March 31, 2010 compared to $100.9 million at year-end 2009 principally due to repayments and payoffs of loans during the quarter.  Loans classified by management as substandard and special mention represented 12.8% of total loans at March 31, 2010, compared to 12.7% at December 31, 2009, although the balance of classified loans declined by $423,808 at March 31, 2010 compared to year-end 2009.  Impaired loans represented 5.7% of total loans at March 31, 2010, and totaled $5,734,473, down $92,503 from year-end 2009.  Improving asset quality is a prime objective for management.   Outstanding loan balances are expected to increase over the remainder of the year through business development efforts.

Allowance for loan losses.  The amount of the allowance for loan loss (“Allowance”) is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.  The balance of the Allowance at March 31, 2010, was $4,033,206 compared to $3,945,670 at year-end 2009.  For the three months ending March 31, 2010, the provision for loan losses charged to expense was $76,772, loans charged off totaled $3,896 and recoveries on loans previously charged-off totaled $14,660.  The general allowance allocated to loans not classified by management totaled 2.67% of non-classified loans at March 31, 2010, compared to 2.58% at year-end 2009.  As a percentage of total loans, the Allowance increased to 4.01% at March 31, 2010, compared to 3.76% at year-end 2009, and 2.86% at March 31, 2009.  The Allowance for Loan Loss as a percentage of loans not individually identified as impaired and that excludes the amount of the Allowance specifically allocated to impaired loans totaled 4.09% at March 31, 2010, compared to 3.98% at December 31, 2009.

Loans are considered nonperforming when impaired or in nonaccrual status.  Nonperforming loans totaled $5,734,473 at March 31, 2010, compared to $5,826,976 at year-end 2009.  The amount the Allowance specifically allocated to impaired loans totaled $151,140 at March 31, 2010; there were no allocations of the Allowance to impaired loans at year-end 2009.  The provision for loan losses for the period was the result of additional specific allocations in the period.

Other Real Estate Owned.  Other Real Estate Owned (“OREO”) consisted of twelve properties at March 31, 2010 and totaled $2,969,063, down from $3,175,658 at year-end 2009.  During the first three months of 2010, one property was transferred to OREO totaling $212,510, and there were five properties with an aggregate basis of $419,105 were sold from OREO.

Deposits.  Total deposits increased $843,952 to $140.6 million at March 31, 2010, compared to year-end 2009.  Core deposits increased to $82.6 million at March 31, 2010, compared to $82.0 million at year-end 2009.  Certificates of deposit increased modestly to $58.1 million from $57.8 million at December 31, 2009.  Under applicable FDIC rules and regulations, a less than well-capitalized insured depository institution may not pay a rate of interest that significantly exceeds the prevailing rate in the institution's market area or the prevailing rate in the market area from which the deposit is accepted.

Federal Home Loan Bank Advances.  Total advances decreased $8.5 million to $10 million at March 31, 2010, from $18.5 million at year-end 2009.  The weighted average interest rate on matured advances was 4.05%.  The advances were repaid from excess liquidity.

Shareholders’ Equity.  Shareholders’ Equity increased $15.5 million to $17.9 million at March 31, 2010.  The increase was due to the sale of common stock completed in February 2010.  Net proceeds of the stock sale totaled $16.7 million.  Shareholders’ Equity was reduced by $1.3 for the net loss reported for the three months ending March 31, 2010.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010

The net loss for the three months ending March 31, 2010, totaled $1,329,690, or a loss of $0.13 per diluted share compared to net income of $502,382, or $0.23 per diluted share during the first quarter of 2009.  Average diluted shares outstanding increased to 10,186,786 shares for the first quarter of 2010 compared to 2,214,564 in average diluted shares outstanding during the same quarter of 2009.  The increase in average diluted shares outstanding is due to the issuance of 17,500,000 shares of common stock on February 19, 2010.

The following table sets forth information relating to the average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated.  These yields and costs are derived by dividing income or expense, on an annualized basis, by the average balances of interest-earning assets or interest-bearing liabilities for the periods presented.

	Three Months Ended March 31,
	2010			2009
	Average	Interest			Interest
	Outstanding	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$27,651	$12	0.18%	$4,602	$6	0.55%
Securities available for sale	26,539	260	3.92%	32,203	401	4.90%
Securities held to maturity	2,997	29	3.81%	3,000	29	3.81%
Federal agency stock	1,267	15	4.82%	1,354	16	4.86%
Loans (1)	96,991	1,504	6.29%	122,963	1,945	6.41%

Total interest-earning assets	155,445	1,820	4.75%	164,122	2,397	5.92%

Noninterest-earning assets	10,428			27,423
Total assets	$165,873			$191,545

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,535	$16	0.67%	$10,031	$19	0.75%
Savings accounts	16,879	37	0.90%	15,757	85	2.19%
Money market accounts	40,089	86	0.87%	39,940	187	1.90%
Certificates of deposit	56,968	381	2.71%	74,714	649	3.52%
Total interest-bearing deposits	123,471	520	1.71%	140,442	940	2.72%

Other Borrowings	16,525	142	3.51%	23,240	199	3.48%
Total Interest-bearing liabilities	139,996	662	1.92%	163,682	1,139	2.82%

Noninterest-bearing demand deposits	15,320			16,849
Noninterest-bearing liabilities	817			819

Total liabilities	156,133			181,350
Shareholders' Equity	9,740			10,195
Total liabilities and shareholders' equity	$165,873			$191,545

Net interest income; interest rate spread (2)		$1,158	2.83%		$1,258	3.10%
Net earning assets	$15,449			$440
Net interest margin (3)			3.02%			3.12%

Average interest-earning assets to interest-bearing liabilities	1.11	X		1.00	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income.  For the three months ending March 31, 2010, net interest income was $1,157,856, down $100,135 from same period in 2009 resulting in a lower net interest margin which fell  to 3.02% from 3.12%.  The yield on earning assets declined 1.17% to 4.75% for the first quarter of 2010 from 5.92% for the comparable period of 2009.  The yield on interest-bearing liabilities declined 0.90% to 1.92% for the first quarter of 2010 from 2.82% for the same period in 2009.

Interest Income.  Total interest income for the first quarter of 2010 was $1.8 million, down from $2.4 million for the first quarter of 2009.  A low interest rate environment combined with lower average loan balances and a larger allocation of funds to liquid assets yielding only 0.18% contributed to lower interest income levels.

Interest expense.  Interest on deposits declined $419,864 to $519,614 for the first three months of 2010 compared to the same period in 2009.  The average rate paid on interest-bearing deposits dropped 1.01% to 1.71%.  Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $56,182.

Provision for Loan Loss.  The provision for loan loss declined by $104,228 to $76,772 for the first quarter of 2010 compared to provision expense of $181,000 for the first quarter of 2009.  The provision for loan loss will fluctuate based on management’s evaluation of the credit risk and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income.  Noninterest income declined $631,758 to $197,781 for the first quarter of 2010 compared to the same quarter of 2009.  The decline is principally due to gains totaling $574,748 realized on the sale of $27.9 million in securities during the first quarter of 2009.  The securities sold in 2009 were reinvested in GNMA securities with a lower capital risk rating to improve the Company’s capital levels.  There were no securities sales during the first quarter of 2010.    Service charges and other fees on deposits declined $42,756 to $169,430 for the first quarter of 2010.  Gains on the sale of OREO properties totaled $11,543 for the first quarter of 2010 compared to $15,520 in gains on sale of OREO, net of direct write-downs of OREO, for the first quarter of 2009.

Noninterest expense.  Noninterest expense increased $959,494 to $2,608,555 for the first quarter of 2010 compared to $1,649,061 for the first quarter of 2009.  Significant costs were incurred related to the change in ownership control and subsequent change in management.  The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.   The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition.

Salaries and benefits increased $243,467 to $969,861 for the first quarter of 2010 compared to $726,394 for the first quarter of 2009.  Salaries expense included incentive payments totaling $143,000 during the first quarter of 2010 paid to newly hired management.  Salaries and benefits expense also included salary continuation for terminated staff totaling $27,637 and for departing executive management totaling $82,728.

Professional fees increased $169,191 to $271,847 for the first quarter of 2010.  Included in this cost were consulting fees paid to Excel Financial totaled $140,000 for the period.  The Company also retained experienced problem loan workout specialists to assist in loan collection efforts.

Deposit expense and insurance increased $75,167 to $200,819 for the first quarter of 2010 compared to the first quarter of 2009.  The costs for FDIC insurance included in this category increased $74,062 to $159,452 due to the Bank’s risk profile.

Occupancy and equipment costs increased $6,045 to $214,699 for the first quarter of 2010.  A new office was opened in St. Clairsville, Ohio, that will serve as a Trust, Investment and Wealth Management office.

Franchise tax decreased $28,450 to $9,050 for the first quarter of 2010.  Ohio franchise tax for financial institutions is assessed based on net worth, and the lower capital levels at year-end resulted in lower costs for the first quarter.

Marketing and advertising expense increased $38,037 to $65,087 for the first quarter of 2010 compared to the same quarter in 2009.  During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association.  The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency.  The Bank also expects to conduct trust services in several states.  Costs associated with the name change including logo design, costs associated with the reissuance of credit and debit cards, and promotional materials totaled approximately $47,000.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2009.

At March 31, 2010, we had no active unconsolidated, related special purpose entities, nor did we engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet.  Our investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, we may pursue certain contracts, such as interest rate swaps, in our efforts to execute a sound and defensive interest rate risk management policy.

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

Our principal sources of funds are deposits, loan and security repayments, maturities and sales of securities, borrowings from the FHLB and capital transactions.  Alternative sources of funds include repurchase agreements and brokered certificates of deposit and the sale of loans.  We are currently prohibited from using brokered certificates of deposit while operating under the terms of the Consent Agreement.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions and competition.  We maintain investments in liquid assets based upon our assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

We have implemented a liquidity contingency funding plan that identifies liquidity thresholds and red flags that may provide evidence of an impending liquidity crisis.  Additionally, the liquidity contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis.  We actively monitor our liquidity position and analyze various scenarios that could impact our ability to access emergency funding in conjunction with our asset/liability and interest rate risk management activities.

At March 31, 2010, the balances in cash and cash equivalents were $11.2 million higher than at year-end.  Cash and cash equivalents represented 20.7% of total assets at March 31, 2010 compared to 14.8% of total assets at December 31, 2009. The higher cash and cash equivalent balances at March 31, 2010 was principally due to the issuance of common stock during February 2010.

CAPITAL RESOURCES

Total shareholders’ equity was $17.9 million at March 31, 2010, an increase of $15.5 million from the prior year-end balance.  The increase in equity was due to issuance of common stock as more fully described in Note 3 to the Consolidated Financial Statements.  Shareholders’ Equity was reduced by the amount of the net loss of $1.3 million during the three months ending March 31, 2010.

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action.  At March 31, 2010, the Bank was adequately capitalized under the provisions of Prompt Corrective Action.  Until the Consent Order is terminated, the Bank cannot be classified as well-capitalized even if its capital ratios meet the minimum capital requirements of a well capitalized institution.  See Note 10 for more information regarding the Consent Order, the regulatory capital requirements for the Bank, and the Bank’s capital ratios as of March 31, 2010.

The payment of dividends by the Bank to the Company and by the Company to shareholders is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of the current year’s earnings and the prior two years’ retained earnings, as defined.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.  The Bank cannot not declare dividends without prior approval from the Comptroller of the Currency in 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item  4T.  Controls and Procedures

As of March 31, 2010, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A.  Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on Form 8-K, on November 15, 2009, the Company and the Bank, entered into a Stock Purchase Agreement (the “Agreement”) with Excel Financial. Under the terms of the Agreement, Excel agreed to purchase 15.0 million shares of the Company’s no par value common stock at a price of $1.00 per share.  As a condition to Excel’s purchase of the Company’s shares, the Company agreed to sell a minimum of 1.5 million shares of its common stock to investors other than Excel in a private offering, and to use its best efforts to sell an additional 1.0 million shares of its common stock in the same private offering, all at a purchase price of $1.00 per share.

On February 20, 2010, the Company announced that, effective as of 11:59 p.m. on Friday, February 19, 2010, the Company closed (i) the sale of 15.0 million shares of its common stock, pursuant to the Agreement, to Excel Bancorp, LLC, the assignee of Excel Financial, at a price of $1.00 per share and (ii) the sale of 2.5 million shares of its common stock to other local investors at a price of $1.00 per share. The aggregate proceeds from the sales were $17.5 million.  The proceeds of the offering were used to increase the regulatory capital levels of the Bank, to reimburse entities that advanced funds to Excel Financial to pursue an acquisition of a financial institution culminating in the Agreement, and for legal, accounting and other costs directly associated with the sale of the securities.

Item 3.  Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4.  (Removed and Reserved)

Not Applicable

Item 5.  Other Information.

There are no matters required to be reported under this item.

Item 6.  Exhibits.

INDEX TO EXHIBITS

The following exhibits are included in this Report on Form 10-Q or are incorporated herein by reference as noted in the following table:

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

10.8*	Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp D. Michael Kramer (filed herewith)

10.9*	Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and Vanessa Richards (filed herewith)

10.10*	Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and Gregory A. Spradlin (filed herewith)

11	Statement Regarding Computation of Earnings per Share (Incorporated by reference to Note 4 of this Form 10-Q)

21	Subsidiary of Ohio Legacy Corp

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

* Denotes management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

Date: May 17, 2010

By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)
Date:	May 17, 2010

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date:	May 17, 2010

By:	/s/ Wilbur R. Roat
Wilbur R. Roat, Chairman of the Board and Director
Date:	May 17, 2010

By:	/s/ Louis Altman
Louis Altman, Director
Date:	May 17, 2010

By:	/s/ Robert F. Belden
Robert F. Belden, Director
Date:	May 17, 2010

By:	/s/ Bruce A. Cassidy, Sr.
Bruce A. Cassidy, Director
Date:	May 17, 2010

By:	/s/Heather L. Davis
Heather L. Davis, Director
Date:	May 17, 2010

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director
Date:	May 17, 2010

By:	/s/ Denise M. Penz
Denise M. Penz, Director
Date:	May 17, 2010

By:	/s/ Michael S. Steiner
Michael S. Steiner, Director
Date:	May 17, 2010

By:	/s/ Frank Wenthur
Frank Wenthur, Director
Date:	May 17, 2010

By:	/s/ David B. Wurster
David B. Wurster, Director
Date:	May 17, 2010