Form 10-Q
period 2010-06-30
OHIO LEGACY CORP
filed 2010-08-16
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of August 16, 2010, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

SECOND QUARTER REPORT

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$1,739,509	$1,970,133
Federal funds sold and interest-bearing deposits in financial institutions	39,324,681	22,195,657
Cash and cash equivalents	41,064,190	24,165,790
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	25,635,750	26,892,105
Securities held to maturity (fair value June 30, 2009 - $3,075,613, December 31, 2009 - 3,050,740)	2,995,313	2,996,826
Loans held for sale	64,272	195,247
Loans, net of allowance of $3,817,696 and $3,945,670 at June 30, 2010 and December 31, 2009	94,684,431	100,855,165
Federal bank stock	1,557,700	1,267,250
Premises and equipment, net	3,094,452	2,952,392
Other real estate owned	2,089,217	3,175,658
Accrued interest receivable and other assets	697,738	640,595
Total assets	$171,983,063	$163,241,028

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,775,601	$15,521,829
Interest-bearing demand	9,504,231	9,372,841
Savings	58,399,524	57,119,495
Certificates of deposit, net	55,311,658	57,784,548
Total deposits	138,991,014	139,798,713
Repurchase agreements	3,767,660	1,037,776

Long-term Federal Home Loan Bank advances	10,000,000	18,500,000

Capital lease obligations	424,855	440,786
Accrued interest payable and other liabilities	980,619	1,097,242
Total liabilities	154,164,148	160,874,517

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
June 30, 2010: 22,500,000 shares authorized, 19,714,564 shares issued and outstanding
December 31, 2009: 5,000,000 shared authorized, 2,214,564 shares issued and outstanding	35,499,702	18,782,779
Accumulated deficit	(18,089,259)	(16,178,901)
Accumulated other comprehensive income (loss)	408,472	(237,367)
Total shareholders' equity	17,818,915	2,366,511

Total liabilities and shareholders' equity	$171,983,063	$163,241,028

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$1,488,346	$1,747,129	$2,992,197	$3,691,442
Securities, taxable	248,902	449,459	509,150	850,471
Securities, tax-exempt	28,636	28,650	57,178	57,204
Interest-bearing deposits, federal funds sold and other	19,861	7,810	32,369	14,073
Dividends on federal bank stock	18,266	15,874	33,540	32,338
Total interest and dividend income	1,804,011	2,248,922	3,624,434	4,645,528

Interest expense:
Deposits	488,707	898,088	1,008,320	1,837,566
Short-term Federal Home Loan Bank advances	-	-	-	2,085
Long-term Federal Home Loan Bank advances	70,083	155,909	184,570	333,181
Repurchase agreements	1,992	940	3,076	1,872
Capital leases	17,370	18,574	35,060	37,421
Investor notes	-	-	9,693	-
Total interest expense	578,152	1,073,511	1,240,719	2,212,125
Net interest income	1,225,859	1,175,411	2,383,715	2,433,403
Provision for loan losses	(223,479)	375,000	(146,707)	556,000
Net interest income after provision for loan losses	1,449,338	800,411	2,530,422	1,877,403
Noninterest income:
Service charges and other fees	206,439	211,068	375,869	423,253
Gain on sales of securities available for sale, net	31,229	-	31,229	685,948
Other than temporary impairment loss
Total impairment loss	(47,200)	-	(47,200)	(111,200)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	(47,200)	-	(47,200)	(111,200)
Gain on sale of loans	1,864	3,677	5,328	23,167
Gain on disposition of other real estate owned	18,629	474	30,173	38,494
Direct write-down of other real estate owned	(219,797)	(24,000)	(219,797)	(46,500)
Loss on disposition of fixed assets	(7,193)	-	(8,699)	-
Other income	19,656	11,757	34,505	19,352
Total noninterest income	3,627	202,976	201,408	1,032,514

Noninterest expense:
Salaries and benefits	897,383	738,972	1,867,245	1,465,366
Occupancy and equipment	234,274	206,815	448,973	415,469
Professional fees	144,472	51,487	416,319	154,143
Franchise tax	6,500	28,052	15,550	65,552
Data processing	170,171	172,588	322,877	350,098
Marketing and advertising	29,968	21,670	95,055	48,720
Stationery and supplies	22,410	16,755	39,290	36,533
Amortization of intangible asset	-	13,692	-	29,951
Deposit expense and insurance	93,799	361,615	294,618	487,267
Investor expenses	-	-	517,222	-
Other expenses	434,656	374,705	625,039	582,312
Total noninterest expense	2,033,633	1,986,351	4,642,188	3,635,411
Net loss before income taxes	(580,668)	(982,964)	(1,910,358)	(725,494)
Income tax benefit	-	(6,076)	-	(250,989)

Net loss	$(580,668)	$(976,888)	$(1,910,358)	$(474,505)

Basic loss per share	$(0.03)	$(0.44)	$(0.13)	$(0.21)
Diluted loss per share	$(0.03)	$(0.44)	$(0.13)	$(0.21)

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Balance, beginning of period	$2,366,511	$9,520,857

Stock based compensation expense (forfeitures)	2,143	(9,547)

Proceeds on sale of common stock, net	16,714,781	-

Comprehensive loss:
Net loss	(1,910,358)	(474,505)
Net unrealized income (loss) on securities available for sale arising during the period, including effect of reclassifications	645,838	(579,232)
Total comprehensive loss	(1,264,520)	(1,053,737)

Balance, end of period	$17,818,915	$8,457,573

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,910,358)	$(474,505)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	180,967	203,598
Loss (gain) on disposition of fixed assets	8,699	-
Securities amortization and accretion, net	100,228	68,603
Origination of loans held for sale	(159,272)	(844,682)
Proceeds from sales of loans held for sale	295,575	1,760,787
Provision for loan losses	(146,707)	556,000
Loss (gain) on disposition or direct writedown of real estate owned	189,624	8,016
(Gain) loss on sale of securities available for sale	(31,229)	(685,948)
Other than temporary impairment of securities	47,200	111,200
Gain on sale of loans held for sale	(5,328)	(23,167)
Stock based compensation expense	2,143	(9,547)
Net change in:
Accrued interest receivable and other assets	(57,143)	221,506
Accrued interest payable and other liabilities	(116,623)	(653,020)
Deferred loan fees	8,795	(13,018)
Net cash from operating activities	(1,593,429)	225,823

Cash flows from investing activities:
Purchases of securities available for sale	(3,460,975)	(44,758,741)
(Purchases) or redemptions of federal bank stock	(290,450)	133,950
Maturities, calls and paydowns of securities available for sale	2,350,575	3,388,667
Sales of securities available for sale	2,897,908	27,878,086
Proceeds from sale of other real estate owned	1,106,448	1,120,250
Net change in loans	6,096,136	13,139,582
Improvements to real estate owned	-	(99,840)
Acquisition of premises and equipment	(331,927)	(636)
Other investing activities	3,080	-
Net cash from investing activities	8,370,795	801,318

Cash flows from financing activities
Net change in deposits	(807,699)	11,366,669
Net change in repurchase agreements	2,729,884	(409,320)
Repayment of capital lease obligations	(15,931)	(13,570)
Proceeds from short term FHLB advances, net of payments	-	(6,850,000)
Proceeds from FHLB advances	-	3,000,000
Repayments of FHLB advances	(8,500,000)	(5,500,000)
Net proceeds from issuance of common stock	16,714,780	-
Net cash from financing activities	10,121,034	1,593,779

Net change in cash and cash equivalents	16,898,400	2,620,920
Cash and cash equivalents at beginning of period	24,165,790	11,467,937

Cash and cash equivalents at end of period	$41,064,190	$14,088,857

	For the Six Months Ended
	June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash received during the period:
Federal income tax refund	-	$250,989

Cash paid during the period for:
Interest	$1,293,859	$2,302,393
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	212,510	$441,060

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2010, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP.  However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

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

The net proceeds to the Company of the stock offering were $16,714,781 after payment of various costs totaling $785,219.  Net proceeds were used by the Company to increase the capital level of the Bank in the amount of $16,184,135 and to repay notes payable and accrued interest to the organizers of Excel Bancorp and Excel Financial in the amount of $526,915 for advances made to Excel Financial for organization and operating expenses related to its pursuit of a bank acquisition.  The Company accepted the assignment of the notes payable to the organizers of Excel Bancorp and Excel Financial in exchange for their agreement to waive a closing condition that required the Bank to maintain a minimum tier 1 capital level of $5.7 million.  Since the notes to the organizers were an obligation to reimburse expenses not directly related to the stock offering, the cost was expensed rather than deducted from the stock offering proceeds.

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

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net Income (loss) divided by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share include the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants.  The following table details the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
BASIC:
Net loss	$(580,668)	$(976,888)	$(1,910,358)	$(474,505)
Weighted average common shares outstanding	19,714,564	2,214,564	14,976,995	2,214,564
Basic loss per share	$(0.03)	$(0.44)	$(0.13)	$(0.21)

DILUTED:
Net loss	$(580,668)	$(976,888)	$(1,910,358)	$(474,505)
Weighted average common shares outstanding	19,714,564	2,214,564	14,976,995	2,214,564
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	19,714,564	2,214,564	14,976,995	2,214,564
Diluted loss per common share	$(0.03)	$(0.44)	$(0.13)	$(0.21)

The following table details, as of June 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock options	-	165,650	43,938	165,650

Stock warrants	35,500	150,000	66,497	150,000

NOTE 5 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value

U.S. Government agencies	$3,440,795	$5,909	$(20)	$3,446,684
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	21,371,254	598,800	-	21,970,054
Other mortgage-backed securities	373,629	-	(196,217)	177,412
Equity securities	41,600			41,600
Total	$25,227,278	$604,709	$(196,237)	$25,635,750

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value

Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$26,616,829	$30,703	$(274,597)	$26,372,935
Other mortgage-backed securities	423,843	-	(27,473)	396,370
Equity securities	88,800	34,000	-	122,800
Total	$27,129,472	$64,703	$(302,070)	$26,892,105

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

June 30,2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value

Municipal securities	$2,995,313	$80,300	$-	$3,075,613

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value

Municipal securities	$2,996,826	$56,408	$(2,494)	$3,050,740

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities because the loans underlying the mortgage- backed securities generally can be prepaid without penalty.

	June 30, 2010
	Amortized Cost	Fair Value
Available for Sale
U.S. Government-sponsored agency enterprises
One to five years	$2,934,907	$2,940,816
Five to ten years	505,888	505,868
Beyond ten years	-	-
Mortgage backed securities	21,744,883	22,147,466
Total	$25,185,678	$25,594,150

Held to Maturity
One to five years	$180,103	$182,408
Five to ten years	1,263,294	1,316,058
Beyond ten years	1,551,916	1,577,147
Total	$2,995,313	$3,075,613

The following summarizes the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government agencies	$505,868	$(20)			$505,868	$(20)
Other mortgage-backed securities			$177,412	$(196,217)	177,412	(196,217)
Total	$505,868	$(20)	$177,412	$(196,217)	$683,280	$(196,237)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$15,498,626	$(268,671)	$273,428	$(5,926)	$15,772,054	$(274,597)
Other mortgage-backed securities			396,370	(27,473)	396,370	(27,473)
Total	$15,498,626	$(268,671)	$669,798	$(33,399)	$16,168,424	$(302,070)

Held to maturity:
Municipal securities	$331,478	$(2,494)	$-	$-	$331,478	$(2,494)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of June 30, 2010, the Company’s security portfolio consisted of 42 securities, one of which was in an unrealized loss position for less than 12 months and one for 12 months or longer.

Mortgage-backed securities

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $177,412 which represents an unrealized loss of approximately $196,217 at June 30, 2010; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security is rated investment grade.    This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages.  No losses incurred on the mortgages in the pool have been assigned to the senior classes.  Although the borrowers are not required to make principal payments during the initial 10 year period, 64% of the original principal has been repaid as of June 30, 2010. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of June 30, 2010, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. Management believes this increase is primarily the result of the illiquidity of this security in the market, as well as management’s use of a new pricing service subsequent to year-end that uses more conservative assumptions than in prior periods.

Preferred Stock

The Company owns preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).  During June 2010, FNMA and FHLMC announced that the New York Stock Exchange would delist shares of its common and preferred shares in July because the common stock had not maintained a minimum stock price of $1.00 for thirty consecutive days.  Following this announcement, the preferred stock prices declined significantly.  At June 30, 2010, the FNMA Series R preferred share price was $0.36 (down from $0.93 per share at May 31, 2010) and the FHLMC Series 2007 Fixed-to-Floating Rate preferred share price was $0.34 (down from $1.05 per share at May 31, 2010).  In July the preferred shares began to trade on the over the counter market.  The companies reported combined losses of $18 billion during the first quarter of 2010, and no dividends have been paid on the preferred shares since dividend payments were suspended in September 2008.  Each company continues to operate under the conservatorship of the Federal Housing Finance Agency.  These factors contributed to management’s decision to record an OTTI charge at June 30, 2010 in the amount of $47,200 to reduce the carrying value of the securities to estimated fair value at June 30, 2010.

NOTE 6 – LOANS

Loans, by collateral type, were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Balance	Percent	Balance	Percent

Residential real estate	$33,750,330	34.2	$33,147,634	31.6
Multifamily real estate	5,612,670	5.7	5,757,491	5.5
Commercial real estate	43,600,557	44.2	47,639,944	45.4
Construction	2,935,022	3.0	3,958,572	3.8
Commercial	6,145,657	6.2	7,673,195	7.3
Consumer and home equity	6,544,303	6.7	6,719,205	6.4
Total Loans	98,588,539	100.0	104,896,041	100.0
Less: Allowance for loan losses	(3,817,696)		(3,945,670)
Net deferred loan fees	(86,412)		(95,206)
Loans, net	$94,684,431		$100,855,165

Approximately $22,727,000 and $23,436,000 of residential real estate loans were pledged as collateral for Federal Home Loan Bank advances at June 30, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses for the three and six months ended June 30 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning of period	$4,033,006	$3,565,895	$3,945,670	$3,398,284
Provision for loan losses	(223,479)	375,000	(146,707)	556,000
Loans charged-off	(387)	(1,504,765)	(4,283)	(1,519,684)
Recoveries of charged-off loans	8,556	382,082	23,016	383,612

Balance, end of period	$3,817,696	$2,818,212	$3,817,696	$2,818,212

Balance as a percentage of total loans	3.87%	2.44%	3.87%	2.44%

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2010, and December 31, 2009:

	June 30,	December 31,
	2010	2009

Loans past due over 90 days and still accruing interest	$11,077	$-
Nonaccrual loans, includes smaller balance homogeneous loans	6,138,137	5,826,976
Impaired loans, included in nonaccrual loans	6,138,137	5,826,976
Impaired loans with no allowance for loan loss allocated	4,204,883	5,826,976
Amount of the allowance for loan losses allocated	441,695	-

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows:

	June 30,	December 31,
	2010	2009
Residential real estate	$1,577,292	$1,160,603
Commercial real estate	25,001	196,706
Land development	486,924	1,818,349
Total other real estate owned	$2,089,217	$3,175,658

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at June 30, 2010 and December 31, 2009 includes a property placed into receivership until it can be improved and sold in an orderly fashion.

Direct write-downs of other real estate owned totaled $219,797 and $46,500 for the six months ended June 30, 2010 and 2009, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	June 30,	December 31,
	2010	2009
Available for sale securities	$25,635,750	$26,892,105

Quoted prices on active markets for identical assets (Level 1)
Equity securities	41,600	122,800
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	3,446,684	-
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	21,970,054	26,372,935
Other mortgage backed securities	177,412	396,370
Significant unobservable inputs (Level 3)	-	-

Impaired loans	$4,081,062	$4,670,389

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	4,081,062	4,670,389

Other real estate owned	$1,832,706	$3,131,658

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	1,832,706	3,131,658

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,081,062 after a specific allocation of the allowance for loan losses of $441,695 at June 30, 2010. New specific loss reserves of $290,555 were provided for during the three months ending June 30, 2010.

The carrying amounts and estimated fair values of financial assets and liabilities at June 30, 2010 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$41,064,000	$41,064,000	$24,166,000	$24,166,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	25,636,000	25,636,000	26,892,000	26,892,000
Securities held to maturity	2,995,000	3,076,000	2,997,000	3,051,000
Loans held for sale	64,000	64,000	195,000	195,000
Loans, net	94,684,000	95,515,205	100,855,000	101,308,000
Accrued interest receivable	423,000	423,000	413,000	413,000

Financial liabilities
Deposits	(138,991,000)	(139,593,000)	(139,799,000)	(140,668,000)
Repurchase agreements	(3,768,000)	(3,768,000)	(1,038,000)	(1,038,000)
Overnight FHLB advances	-	-	-	-
FHLB advances	(10,000,000)	(10,083,000)	(18,500,000)	(18,638,000)
Accrued interest payable	(95,000)	(95,000)	(148,000)	(148,000)

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

The following table depicts the activity under the Stock Ownership Plan:

2010
Weighted
Average
Exercise
	Options	Price
Outstanding at January 1	162,300	$10.79
Granted	-
Forfeited	(162,300)	10.79
Exercised	-
Outstanding at June 30	-	-

Exercisable at June 30	-	-

Shareholders adopted the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan in May 2010.  As of June 30, 2010, no grants were issued under this plan.

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

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2010:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$18,661	19.9%	$7,504	8.00%	$9,380	10.00%

Tier 1 capital to risk-weighted assets	17,456	18.6%	3,752	4.00%	5,628	6.00%

Tier 1 capital to average assets	17,456	10.2%	6,878	4.00%	8,598	5.00%

Note 11 – Income Taxes

The Company has net operating loss carryforwards of approximately $5,352,000 that will expire as follows:  $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, and $3,801,000 on December 31, 2029.  See Note 3 for information regarding the annual limitations on the use of net operating loss carryforwards resulting from an “ownership change” as broadly defined in Section 382 of the Internal Revenue Code of 1986, as amended.

At June 30, 2010 and December 31, 2009, a valuation allowance was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.

Item 2.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of June 30, 2010, and results of operations as of and for the three and six months ended June 30, 2010 and 2009.  This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

During the first quarter of 2010, the Company completed the issuance of 17,500,000 of unregistered shares of its common stock to meet the regulatory capital requirements imposed by the Consent Order issued by the Bank’s principal federal regulator (See Notes 3 and 10).  As a result of the stock issuance, Excel Bancorp acquired 76% of the outstanding shares of the Company, new senior management was installed, and seven directors were appointed to fill the unexpired terms of seven resigning directors.   Following the Closing, the Company invested $16.2 million of the proceeds of the stock offering in the Bank as additional capital.

The following key factors summarize the Company’s financial condition at June 30, 2010 compared to December 31, 2009:

•	Total assets increased $8.8 million from $163.2 million to $172.0 million;
•	Total shareholders’ equity increased $15.4 million from $2.4 million to $17.8 million;
•	Tier 1 capital for the Bank increased by $14.9 million from $2.6 million to $17.5 million;
•	Net loans decreased $6.2 million from $100.9 million to $94.7 million;
•
Nonperforming assets (including nonaccrual loans, loans past due ninety days and still accruing interest and other real estate owned) remained high, but decreased slightly from $9.0 million to $8.2 million;

•	Total deposits decreased $807,699 from $139.8 million to $139.0 million;
•	Federal Home Loan Bank advances totaling $8.5 million were repaid reducing outstanding advances from $18.5 million to $10 million;

The following key factors summarize our results of operations for the six months ending June 30, 2010:

•	The Company incurred a net loss of $1.9 million;
•	Net interest income declined by $49,688 compared to the same period in 2009;
•	A negative provision for loan loss totaling $146,707 was recorded compared to a provision expense of $556,000 for the same period in 2009;
•	Direct write-down on other real estate owned totaled $219,797 compared to $46,500 for the same period in 2009;
•	Securities gains realized during the period were $31,229 compared to $685,948 in securities gains recorded for the same period in 2009;
•	An OTTI charge of $47,200 was recorded during the period compared to an OTTI charge of $111,200 for the same period in 2009;

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

•	The Company began to offer trust and investment services during 2010.

The following forward-looking statements describe our near term outlook:

•	Credit quality is expected to remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Operating expenses associated with new management and new services are expected to be higher than the historical compensation costs at the Company;
•	Noninterest income is expected to improve due to the introduction of trust, investment and wealth management services.
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain high until it improves asset quality and earnings.

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

Valuation allowance for deferred tax assets.  Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses.  Net operating loss carryforwards of approximately $5,352,000 will expire as follows:  $1,419,000 on December 31, 2027 and $132,000 on December 31, 2028, and $3,801,000 on December 31, 2029.  A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero.  Additional information is included in Note 3 to our consolidated financial statements.

FINANCIAL CONDITION – June 30, 2010 compared to December 31, 2009

Assets.  At June 30, 2010, total assets increased to $172.0 million, up $8.8 million from $163.2 at December 31, 2009.  Most notable were the increases to total shareholders’ equity and cash and cash equivalents which increased due to proceeds received on the sale of common stock.

Cash and Cash Equivalents.  Cash and cash equivalents increased to $41.1 million at June 30, 2010, up $16.9 million from $24.2 million at year-end 2009.  The increase was directly related to proceeds from a common stock issuance during February 2010.

Securities.  Total securities available for sale had an estimated fair value of $25.6 million at June 30, 2010, compared to $26.9 million at year-end 2009.  Purchases of securities available for sale during the first six months of 2010 totaled $3.5 million, principal repayments totaled $2.4 million, and $2.9 million in proceeds were received on securities sold during the second quarter.  The portfolio consists primarily of mortgage-backed securities issued by the GNMA with an original term of 30 years.  The duration of the portfolio including municipal securities classified as Held-to-Maturity was 4.1 years at June 30, 2010, and the longer-term characteristics of the portfolio will contribute to increased market price volatility for any given change in interest rates.  The estimated net unrealized gain on the securities portfolio was $488,772 at June 30, 2010 compared to net unrealized loss of $183,453 at December 31, 2009.

Loans and Asset Quality.  Total loans, net of the allowance for loan loss and deferred loan fees, decreased $6.2 million to $94.7 million at June 30, 2010 compared to $100.9 million at year-end 2009 principally due to repayments and payoffs of loans during the quarter.  Loans classified by management as substandard and special mention represented 13.8% of total loans at June 30, 2010, compared to 12.8% at March 31, 2010, and 12.7% at December 31, 2009. The balance of loans classified as substandard and special mention increased by $288,255 at June 30, 2010 compared to year-end 2009.  Impaired loans represented 6.2% of total loans at June 30, 2010, and totaled $6,138,137, up $311,161 from year-end 2009.  Improving asset quality is a prime objective for management.   Outstanding loan balances are expected to increase over the remainder of the year through business development efforts.

Allowance for loan losses.  The amount of the allowance for loan losses (“allowance”) is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.  The balance of the allowance at June 30, 2010, was $3,817,696 compared to $3,945,670 at year-end 2009.  For the three months ending June 30, 2010, the Company recorded a negative provision for loan losses of $223,479, and for the six months ended June 30, 2010, the Company recorded a negative provision for loan loss of $146,707.  Management concluded based on its evaluation of the estimate for the allowance, that a negative loan loss provision was warranted due to principal reductions for non-classified loans experienced in loan types that required higher historical experience loss factors relative to other loan types within non-classified loans resulting in a decrease in the allowance of approximately $289,000 since March 31, 2010.  The historical net-charge off percentage for loans classified as substandard declined from the previous period resulting in a lower estimate of loss within this loan classification of approximately $211,000.  The portion of the allowance estimated for other factors such as local economic conditions, industry trends, and credit administration decreased approximately $38,000 at June 30, 2010, compared to March 31, 2010 due to lower loan balances.  Partially offsetting these reductions to the estimate of the allowance was an increase of approximately $291,000 in the specific allocation of the allowance for impaired loans and an increase of approximately $32,000 in the allowance for special mention loan balances.

Loans charged off totaled $4,283 for the six months ended June 30, 2010, and recoveries on loans previously charged off totaled $23,016.  The general allowance allocated to loans not classified by management totaled 2.37% of non-classified loans at June 30, 2010, compared to 2.58% at year-end 2009.  As a percentage of total loans, the allowance was 3.87% at June 30, 2010, compared to 3.76% at year-end 2009, and 4.01% at March 31, 2010.  The allowance for loan losses as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 3.43% at June 30, 2010, compared to 3.76% at December 31, 2009, and 3.86% at March 31, 2010.

Loans are considered nonperforming when impaired or in nonaccrual status.  Nonperforming loans totaled $6,138,137 at June 30, 2010, compared to $5,826,976 at year-end 2009 and $5,734,473 at March 31, 2010.  The amount the allowance specifically allocated to impaired loans totaled $441,695 at June 30, 2010 and $151,140 at March 31, 2010; there were no allocations of the allowance to impaired loans at year-end 2009.

Other Real Estate Owned.  Other real estate owned (“OREO”) consisted of nine properties at June 30, 2010 and totaled $2,089,217, down from $3,175,658 at year-end 2009.  During the first six months of 2010, one property was transferred to OREO totaling $212,510, and there were eleven properties with an aggregate basis of $1,076,276 were sold from OREO.  Direct write-downs on two properties totaling $219,797 were recorded during the three months ending June 30, 2010.

Deposits.  Total deposits decreased $807,699 to $139.0 million at June 30, 2010, compared to year-end 2009.  Core deposits increased to $83.7 million at June 30, 2010, compared to $82.0 million at year-end 2009.  Certificates of deposit decreased $2.5 to $55.3 million from $57.8 million at December 31, 2009.  Under applicable FDIC rules and regulations, a less than well-capitalized insured depository institution may not pay a rate of interest that significantly exceeds the prevailing rate in the institution's market area or the prevailing rate in the market area from which the deposit is accepted.

Federal Home Loan Bank Advances.  Total advances decreased $8.5 million to $10 million at June 30, 2010, from $18.5 million at year-end 2009.  The weighted average interest rate on matured advances was 4.05%.  The advances were repaid from excess liquidity.

Shareholders’ Equity.  Shareholders’ equity increased $15.5 million to $17.8 million at June 30, 2010.  The increase was due to the sale of common stock completed in February 2010.  Net proceeds of the stock sale totaled $16.7 million.  Shareholders’ equity was reduced by $1.9 for the net loss reported for the six months ending June 30, 2010.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2010

The net loss for the three months ending June 30, 2010, totaled $580,668, or a loss of $0.03 per diluted share compared to a net loss of $976,888, or $0.44 per diluted share during the second quarter of 2009.  Average diluted shares outstanding increased to 19,714,564 shares for the second quarter of 2010 compared to 2,214,564 in average diluted shares outstanding during the same quarter of 2009.  The increase in average diluted shares outstanding is due to the issuance of 17,500,000 shares of common stock on February 19, 2010.

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

	Three Months Ended June 30,
	2010			2009
	Average	Interest			Interest
	Outstanding	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$35,517	$20	0.22%	$14,338	$8	0.22%
Securities available for sale	26,795	249	3.72%	42,424	449	4.24%
Securities held to maturity	2,996	29	3.82%	2,999	29	3.82%
Federal agency stock	1,477	18	4.95%	1,321	16	4.81%
Loans (1)	94,711	1,488	6.30%	112,960	1,747	6.20%

Total interest-earning assets	161,496	1,804	4.48%	174,042	2,249	5.18%

Noninterest-earning assets	10,494			16,806
Total assets	$171,990			$190,848

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,039	$15	0.68%	$8,821	$19	0.86%
Savings accounts	16,445	36	0.87%	17,139	74	1.72%
Money market accounts	42,587	94	0.89%	42,214	164	1.55%
Certificates of deposit	56,769	344	2.43%	75,704	642	3.40%
Total interest-bearing deposits	124,840	489	1.57%	143,878	899	2.50%

Other Borrowings	12,438	89	2.88%	20,109	175	3.50%
Total Interest-bearing liabilities	137,278	578	1.69%	163,987	1,074	2.63%

Noninterest-bearing demand deposits	15,926			16,692
Noninterest-bearing liabilities	914			413

Total liabilities	154,118			181,092
Shareholders' Equity	17,872			9,756
Total liabilities and shareholders' equity	$171,990			$190,848

Net interest income; interest rate spread (2)		$1,226	2.79%		$1,175	2.55%
Net earning assets	$24,218			$10,055
Net interest margin (3)			3.05%			2.71%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.1	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the three months ending June 30, 2010, net interest income was $1,225,859, up $50,448 from same period in 2009 while total interest earning assets were down by $12.5 million. The yield on earning assets declined 0.70% to 4.48% for the second quarter of 2010 from 5.18% for the comparable period of 2009. The yield on interest-bearing liabilities declined 0.94% to 1.69% for the second quarter of 2010 from 2.63% for the same period in 2009. The net interest margin increased to 3.05% from 2.71%.

Interest Income. Total interest income for the second quarter of 2010 was $1.8 million, down from $2.2 million for the second quarter of 2009. A low interest rate environment combined with lower average loan balances and a larger allocation of funds to liquid assets yielding only 0.22% contributed to lower interest income levels. Average balances in cash and cash equivalents increased to $35.5 million during the second quarter of 2010 compared to $14.3 million during the second quarter of 2009.

Interest expense. Interest on deposits declined $409,381 to $488,707 for the second three months of 2010 compared to the same period in 2009. The average rate paid on interest-bearing deposits dropped 0.93% to 1.57%. Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $85,978.

Provision for Loan Loss. A negative loan loss provision totaling $223,479 was recorded during the second quarter of 2010, compared to a loan loss provision of $375,000 for the same quarter last year; negative loan loss provisions provide a positive contribution to net income. The provision for loan loss will fluctuate based on management’s evaluation of the credit within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income declined $199,349 to $3,627 for the second quarter of 2010 compared to the same quarter of 2009. The most significant changes to noninterest income for the comparative second quarter periods was a direct write-down on other real estate owned totaling $219,797 on two properties compared to a direct write-down on other real estate owned totaling $24,000 for the second quarter of 2009. An impairment charge on FNMA and FHLMC preferred stock totaling $47,200 was also recorded in the second quarter of 2010. Positive contributors to noninterest income included a gain on sale of securities available for sale totaling $31,229 and a gain on sale of other real estate owned totaling $18,629. Service charges and other fees on deposits totaled $206,439 for the second quarter, down $4,629 from the second quarter of 2009.

Noninterest expense. Noninterest expense increased $47,282, or 2.38%, to $2,033,633 for the second quarter of 2010 compared to $1,986,351 for the second quarter of 2009. The significant changes are detailed below.

Salaries and benefits increased 21.4% to $897,383 for the second quarter of 2010 compared to $738,972 for the same period of 2009. Following the recapitalization in February 2010, management positions were added, and the Company staffed positions for new product offerings for trust, investments and wealth management. During the second quarter positions were added to the lending, human resources and trust administration staff.

Occupancy and equipment costs increased $27,459 to $234,274 for the second quarter of 2010. A new office was opened in St. Clairsville, Ohio, for trust, investment and wealth management services that contributed to this increase. Building repairs and maintenance costs were higher by $8,133, and depreciation expense increased $10,511.

Professional fees, including legal, accounting and other consulting expense, increased $92,985 to $144,472 for the second quarter of 2010. The Company retained experienced problem loan workout specialists to assist in loan collection efforts. Accounting, auditing and examination costs also increased.

Deposit expense and insurance decreased $267,816 to $93,799 compared to $361,615 in the second quarter of 2009. The costs for FDIC insurance included in this category decreased $264,260 due partly to the absence in 2010 of an emergency assessment totaling $88,878 imposed in 2009 for all financial institutions based on asset size as of June 30, 2009. In addition, the Bank’s improved risk-based capital position following the stock offering in February 2010 resulted in lower expense for the quarter. Part of the reduction related to lower costs for the first quarter of 2010; the Bank received its assessment for the first quarter of 2010 in June that retroactively reduced the deposit insurance cost to the beginning of the year.

Franchise tax decreased $21,552 to $6,500 for the second quarter of 2010. Ohio franchise tax for financial institutions is assessed based on net worth, and the lower capital levels at year-end resulted in lower costs for the second quarter.

No amortization expense was recorded during the second quarter of 2010 compared to an expense of $13,692 for the second quarter of 2009. The balance of intangible assets was zero at year end 2009 and June 30, 2010.

Other expenses increased $59,951 during the second quarter of 2010 compared to the same period in 2009. Fidelity bond Insurance expense increased $21,999, loan collection expenses increased $80,366 and other expense in the parent company increased $16,788. These increases were partially offset by a decrease in other real estate owned expenses of $64,669.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010

	Six Months Ended June 30,
	2010			2009
	Average	Interest			Interest
	Outstanding	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$31,584	$32	0.21%	$9,470	$14	0.30%
Securities available for sale	26,667	509	3.82%	37,195	851	4.57%
Securities held to maturity	2,997	57	3.82%	3,000	57	3.81%
Federal agency stock	1,372	34	4.89%	1,338	32	4.83%
Loans (1)	95,851	2,992	6.30%	117,962	3,691	6.33%

Total interest-earning assets	158,471	3,624	4.61%	168,965	4,645	5.56%

Noninterest-earning assets	10,461			22,234
Total assets	$168,932			$191,199

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,287	$31	0.67%	$9,426	$38	0.80%
Savings accounts	16,662	73	0.88%	16,448	159	1.95%
Money market accounts	41,338	180	0.88%	41,077	350	1.72%
Certificates of deposit	56,869	724	2.57%	75,209	1,291	3.47%
Total interest-bearing deposits	124,156	1,008	1.64%	142,160	1,838	2.61%

Other Borrowings	14,482	232	3.21%	21,676	374	3.46%
Total Interest-bearing liabilities	138,638	1,240	1.80%	163,836	2,212	2.73%

Noninterest-bearing demand deposits	15,623			16,771
Noninterest-bearing liabilities	866			617

Total liabilities	155,127			181,224
Shareholders' Equity	13,805			9,975
Total liabilities and shareholders' equity	$168,932			$191,199

Net interest income; interest rate spread (2)		$2,384	2.81%		$2,433	2.83%
Net earning assets	$19,833			$5,129
Net interest margin (3)			3.04%			2.91%

Average interest-earning assets to interest-bearing liabilities	1.1	X		1.0	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the six months ended June 30, 2010, net interest income was $2.4 million, down $49,688 from the same period in 2009. Total interest and dividend income decreased $1,021,094. This decrease in revenue was partially offset by a decrease of $971,406 in total interest expense. The net interest margin improved to 3.04% from 2.91%.

Interest income. The average balance of funds invested in interest-bearing deposits and federal funds sold increased by $22.1 million and yielded only 0.21% during the first half of 2010. In addition the average balance of loans fell by $22.1 million. These volume changes in combination with an exceptionally low interest rate environment were the principal drivers behind the decline in interest income. Also, proceeds from an investment portfolio restructuring during the first half of 2009 resulted in a lower yielding investment portfolio as those proceeds were reinvested at lower interest rates. The yield on securities available for sale decreased 0.75% to 3.82% for the six months ending June 30, 2010.

Interest expense. The low interest rate environment was evident in the decline in the Company’s cost of interest-bearing liabilities to 1.80% from 2.73% for the first half of 2010. The cost of every funding category declined. The volume of interest-bearing liabilities declined $25.2 million. The average balance of certificates of deposit balances declined $18.3 million, and the average borrowings declined $7.2 million. Advances owed to the Federal Home Loan Bank totaling $8.5 million were repaid during 2010.

Provision for loan losses. A negative loan loss provision totaling $146,707 was recorded for the six months ended June 30, 2010; this had a positive effect on earnings. During the same period of 2009, the Company recorded provision expense of $556,000. The provision for loan loss will fluctuate based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income declined to $201,408 for the first six months of 2010 from $1.0 million for the same period in 2009. Gains on sales of securities available for sale decreased $654,719 and the direct write-down of other real estate owned increased $173,297. An other than temporary impairment charge on FNMA and FHLMC preferred stock was $47,200 in the first half of 2010, down from a charge of $111,200 for the same period in 2009. Service charge revenue and other fees decreased $47,384 due to a decline in overdraft fee income, net of refunds, totaling $71,175. This decline was partially offset by trust and brokerage fees totaling $17,111 and other increases in service charge revenue.

Noninterest expense. Total noninterest expense increased $1,006,777 to $4.6 million compared to $3.6 million for the first half of the prior year. Substantial costs were incurred related to the change in ownership control and subsequent change in management. The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial. The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition. Other changes are described below.

Salary and benefits. Compensation costs increased $401,879 for the six months ended June 30, 2010. Salaries expense included incentive payments totaling $153,000 during the first six months of 2010 paid to newly hired management. Salaries and benefits expense also included salary continuation for terminated staff totaling $39,993 and for departing executive management totaling $85,569. New positions were added in trust and investment services, credit administration, and other departments within the Company.

Occupancy and equipment costs increased $33,504 for the six months ended June 30, 2010. Part of this increase relates to a new trust and investment office that opened in St. Clairsville, Ohio, in February 2010.

Professional fees increased $262,176 for the six months ended June 30, 2010. These costs include legal, accounting and auditing, regulatory examination and consulting fees. Consulting fees of $140,000 were paid to Excel Financial for the period prior to closing the stock offering. The Company also retained experienced problem loan workout specialists to assist in loan collection efforts.

Franchise tax decreased $50,002 for the six months ended June 30, 2010 due to a lower capital valuation at year end 2009 compared to year end 2008. Ohio franchise tax for financial institutions is assessed based on the company’s net worth for the previous year end.

Marketing and advertising expense increased $46,335 for the six months ended June 30, 2010. During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association. The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency. The Bank also expects to conduct trust services in several states. Costs associated with the name change including logo design, costs associated with the reissuance of credit and debit cards, and promotional materials totaled approximately $47,000.

Deposit expense and insurance fees decreased $192,649 for the months ended June 30, 2010. During the second quarter of 2009, the FDIC imposed an emergency assessment for all insured financial institutions that was paid in September 2009. The assessment totaled $88,878 and was based on total assets as of June 30, 2009. In addition to the absence of this special assessment in the second quarter of 2010, an improvement in the Bank’s risk rating for FDIC insurance based on higher capital levels following the common stock issuance in February contributed to a reduction in this expense for the six months ended June 30, 2010.

As a result of a change in the tax law late in 2008 that allows net operating losses to be carried back five years, the Company was able to amend its 2003 tax return and record a refund of taxes paid for that year, The refund of $289,300 was offset by a $38,311 change in accrued taxes for 2008, resulting in a tax benefit of $244,900 for the six months ended 2009. No tax benefits were recorded during 2010.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2009.

At June 30, 2010, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

At June 30, 2010, the balances in cash and cash equivalents were $16.9 million higher than at year-end. Cash and cash equivalents represented 23.9% of total assets at June 30, 2010 compared to 14.8% of total assets at December 31, 2009. The higher cash and cash equivalent balances at June 30, 2010 were principally due to the issuance of common stock during February 2010.

CAPITAL RESOURCES

Total shareholders’ equity was $17.8 million at June 30, 2010, an increase of $15.5 million from the prior year-end balance. The increase in equity was due to issuance of common stock as more fully described in Note 3 to the Consolidated Financial Statements. Shareholders’ Equity was reduced by the amount of the net loss of $1.9 million during the six months ended June 30, 2010.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At June 30, 2010, the Bank was adequately capitalized under the provisions of prompt corrective action. Until the Consent Order is terminated, the Bank cannot be classified as well-capitalized even though its capital ratios meet the minimum capital requirements of a well capitalized institution. See Note 10 for more information regarding the Consent Order, the regulatory capital requirements for the Bank, and the Bank’s capital ratios as of June 30, 2010.

The payment of dividends by the Bank to the Company and by the Company to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of the current year’s earnings and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. The Bank cannot declare dividends without prior approval from the Comptroller of the Currency in 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 4T. Controls and Procedures

As of June 30, 2010, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A. Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

Date: August 16, 2010

By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)

Date:	August 16, 2010

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date:	August 16, 2010

By:	/s/ Wilbur R. Roat
Wilbur R. Roat, Chairman of the Board and Director
Date:	August 16, 2010

By:	/s/ Louis Altman
Louis Altman, Director
Date:	August 16, 2010

By:	/s/ Robert F. Belden
Robert F. Belden, Director
Date:	August 16, 2010

By:	/s/ Bruce A. Cassidy, Sr.
Bruce A. Cassidy, Director
Date:	August 16, 2010

By:	/s/Heather L. Davis
Heather L. Davis, Director

Date:	August 16, 2010

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director
Date:	August 16, 2010

By:	/s/ Denise M. Penz
Denise M. Penz, Director
Date:	August 16, 2010

By:	/s/ Michael S. Steiner
Michael S. Steiner, Director
Date:	August 16, 2010

By:	/s/ Frank Wenthur
Frank Wenthur, Director
Date:	August 16, 2010

By:	/s/ David B. Wurster
David B. Wurster, Director
Date:	August 16, 2010