Form 10-Q
period 2010-09-30
OHIO LEGACY CORP
filed 2010-11-15
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
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

As of November 12, 2010, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

THIRD QUARTER REPORT

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$1,368,029	$1,970,133
Federal funds sold and interest-bearing deposits in financial institutions	29,848,281	22,195,657
Cash and cash equivalents	31,216,310	24,165,790
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	31,538,633	26,892,105
Securities held to maturity (fair value September 30, 2010 - $3,171,611, December 31, 2009 - $3,050,740)	2,994,501	2,996,826
Loans held for sale	781,692	195,247
Loans, net of allowance of $3,613,671 and $3,945,670 at September 30, 2010 and December 31, 2009	94,483,650	100,855,165
Federal bank stock	1,557,700	1,267,250
Premises and equipment, net	3,150,355	2,952,392
Other real estate owned	1,065,124	3,175,658
Accrued interest receivable and other assets	2,238,624	640,595
Total assets	$169,126,589	$163,241,028
LIABILITIES
Deposits:
Noninterest-bearing demand	$17,135,230	$15,521,829
Interest-bearing demand	10,259,754	9,372,841
Savings	61,223,913	57,119,495
Certificates of deposit, net	53,165,631	57,784,548
Total deposits	141,784,528	139,798,713
Repurchase agreements	4,185,409	1,037,776
Long-term Federal Home Loan Bank advances	5,000,000	18,500,000
Capital lease obligations	416,397	440,786
Accrued interest payable and other liabilities	943,396	1,097,242
Total liabilities	$152,329,730	$160,874,517
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
September 30, 2010: 22,500,000 shares authorized, 19,714,564 shares issued and outstanding
December 31, 2009: 5,000,000 shared authorized, 2,214,564 shares issued and outstanding	35,545,028	18,782,779
Accumulated deficit	(19,244,390)	(16,178,901)
Accumulated other comprehensive income (loss)	496,221	(237,367)
Total shareholders' equity	16,796,859	2,366,511
Total liabilities and shareholders' equity	$169,126,589	$163,241,028

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$1,381,852	$1,693,274	$4,374,049	$5,384,716
Securities, taxable	217,890	364,651	727,040	1,215,122
Securities, tax-exempt	28,534	28,548	85,713	85,752
Interest-bearing deposits, federal funds sold and other	24,969	9,638	57,338	23,711
Dividends on federal bank stock	19,505	16,691	53,046	49,029
Total interest and dividend income	1,672,750	2,112,802	5,297,186	6,758,330

Interest expense:
Deposits	446,407	806,129	1,454,727	2,643,695
Short-term Federal Home Loan Bank advances	-	-	-	2,085
Long-term Federal Home Loan Bank advances	64,735	157,623	249,305	490,804
Repurchase agreements	2,856	1,371	5,931	3,243
Capital leases	17,038	18,291	52,098	55,712
Investor notes	-	-	9,693	-
Total interest expense	531,036	983,414	1,771,754	3,195,539
Net interest income	1,141,714	1,129,388	3,525,432	3,562,791
Provision for loan losses	287,450	2,078,703	140,743	2,634,703
Net interest income after provision for loan losses	854,264	(949,315)	3,384,689	928,088
Noninterest income:
Service charges and other fees	249,230	216,152	625,099	639,405
Gain on sales of securities available for sale, net	-	232,239	31,229	918,187
Other than temporary impairment loss
Total impairment loss	-	-	(47,200)	(111,200)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	-	(47,200)	(111,200)
Gain on sale of loans	9,723	15,198	15,051	38,365
Gain on disposition of other real estate owned	182,657	104,402	212,830	142,896
Direct write-down of other real estate owned	(295,093)	(215,532)	(514,890)	(262,032)
Loss on disposition of fixed assets	-	-	(8,699)	-
Other income	9,108	21,551	43,611	40,903
Total noninterest income	155,625	374,010	357,031	1,406,524

Noninterest expense:
Salaries and benefits	1,042,523	676,250	2,909,767	2,141,616
Occupancy and equipment	223,548	218,679	672,521	634,148
Professional fees	190,453	114,409	606,772	268,552
Franchise tax	7,250	23,329	22,800	88,881
Data processing	221,230	180,985	544,107	531,083
Marketing and advertising	31,399	23,186	126,454	71,906
Stationery and supplies	17,393	15,930	56,684	52,463
Amortization of intangible asset	-	11,124	-	41,075
Deposit expense and insurance	91,374	216,870	385,992	704,137
Investor expenses	-	-	517,222	-
Other expenses	339,850	347,720	964,890	930,032
Total noninterest expense	2,165,020	1,828,482	6,807,209	5,463,893
Net loss before income taxes	(1,155,131)	(2,403,787)	(3,065,489)	(3,129,281)
Income tax benefit	-	-	-	(250,989)

Net loss	$(1,155,131)	$(2,403,787)	$(3,065,489)	$(2,878,292)

Basic loss per share	$(0.06)	$(1.09)	$(0.18)	$(1.30)
Diluted loss per share	$(0.06)	$(1.09)	$(0.18)	$(1.30)

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$17,818,915	$8,457,573	$2,366,511	$9,520,857

Stock based compensation expense	45,325	(18,100)	47,468	(27,647)

Proceeds on sale of common stock, net	-	-	16,714,781	-

Comprehensive loss:
Net loss	(1,155,131)	(2,403,787)	(3,065,489)	(2,878,289)
Net unrealized income (loss) on securities available for sale arising during the period, including effect of reclassifications	87,750	383,273	733,588	(195,962)
Total comprehensive loss	(1,067,381)	(2,020,514)	(2,331,901)	(3,074,251)

Balance, end of period	$16,796,859	$6,418,959	$16,796,859	$6,418,959

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(3,065,489)	$(2,878,292)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	280,273	300,597
Loss (gain) on disposition of fixed assets	8,699	-
Securities amortization and accretion, net	187,501	102,277
Origination of loans held for sale	(2,304,700)	(1,593,918)
Proceeds from sales of loans held for sale	1,732,076	2,424,636
Provision for loan losses	140,743	2,634,703
Loss (gain) on disposition of real estate owned	(212,830)	(138,597)
Direct write-down of other real estate owned	514,890	262,032
(Gain) loss on sale of securities available for sale	(31,229)	(918,187)
Other than temporary impairment of securities	47,200	111,200
Gain on sale of loans held for sale	(15,051)	(38,365)
Stock based compensation expense	47,468	(27,644)
Net change in:
Accrued interest receivable and other assets	(292,592)	599,324
Accrued interest payable and other liabilities	(153,846)	(642,969)
Deferred loan fees	(1,892)	18,235
Net cash from operating activities	(3,118,779)	215,032

Cash flows from investing activities:
Purchases of securities available for sale	(11,656,522)	(58,739,297)
(Purchases) or redemptions of federal bank stock	(290,450)	187,850
Maturities, calls and paydowns of securities available for sale	4,644,526	4,335,637
Sales of securities available for sale	2,897,908	59,368,575
Proceeds from sale of other real estate owned	2,264,106	1,599,869
Net change in loans	4,469,946	16,206,556
Improvements to real estate owned	-	(69,853)
Insurance claim proceeds for real estate owned	2,879	-
Proceeds from sale of premises and equipment	200	-
Acquisition of premises and equipment	(487,134)	(8,116)
Net cash from investing activities	1,845,459	22,881,221

Cash flows from financing activities
Net change in deposits	1,985,815	1,399,000
Net change in repurchase agreements	3,147,633	(720,685)
Repayment of capital lease obligations	(24,389)	(20,775)
Proceeds from short term FHLB advances, net of repayments	-	(6,850,000)
Proceeds from long term FHLB advances	-	3,000,000
Repayments of FHLB advances	(13,500,000)	(5,500,000)
Net proceeds from issuance of common stock	16,714,781	-
Net cash from financing activities	8,323,840	(8,692,460)

Net change in cash and cash equivalents	7,050,520	14,403,793
Cash and cash equivalents at beginning of period	24,165,790	11,467,937

Cash and cash equivalents at end of period	$31,216,310	$25,871,730

See notes to the consolidated financial statements.

	For the Nine Months Ended
	September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash received during the period:
Federal income tax refund	-	$250,989

Cash paid during the period for:
Interest	$1,833,077	$3,223,075
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to other real estate owned	$458,511	$973,541
Transfer of loans to other assets	1,305,437	-

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2010, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and footnote disclosures required by U.S. GAAP.

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

Accounting Standards Update (ASU) 2010-6 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

Accounting Standards Update (ASU) 2010-20 – Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU will require more information about the credit quality of the loan portfolio in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosure related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010

NOTE 3 – STOCK ISSUANCE

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

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is net Income (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
BASIC:
Net loss	$(1,155,131)	$(2,403,787)	$(3,065,489)	$(2,878,292)
Weighted average common shares outstanding	19,714,564	2,214,564	16,573,538	2,214,564
Basic loss per share	$(0.06)	$(1.09)	$(0.18)	$(1.30)

DILUTED:
Net loss	$(1,155,131)	$(2,403,787)	$(3,065,489)	$(2,878,292)
Weighted average common shares outstanding	19,714,564	2,214,564	16,573,538	2,214,564
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	19,714,564	2,214,564	16,573,538	2,214,564
Diluted loss per common share	$(0.06)	$(1.09)	$(0.18)	$(1.30)

The following table details, as of September 30, dilutive potential common shares that were excluded from the computation of diluted earnings per share during the periods then ended as the effect of their exercise was anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	1,207,272	165,650	435,977	165,650
Stock warrants	35,500	150,000	56,051	150,000

NOTE 5 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:
	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value

U.S. Government agencies	$10,584,587	$13,021	$-	$10,597,608
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	20,069,537	657,652	-	20,727,189
Other mortgage-backed securities	346,689	-	(177,253)	169,436
Equity securities	41,600	2,800		44,400
Total	$31,042,413	$673,473	$(177,253)	$31,538,633

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value

Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$26,616,829	$30,703	$(274,597)	$26,372,935
Other mortgage-backed securities	423,843	-	(27,473)	396,370
Equity securities	88,800	34,000	-	122,800
Total	$27,129,472	$64,703	$(302,070)	$26,892,105

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value

Municipal securities	$2,994,501	$177,110	$-	$3,171,611

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value

Municipal securities	$2,996,826	$56,408	$(2,494)	$3,050,740

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities because the loans underlying the mortgage- backed securities generally can be prepaid without penalty.

	September 30, 2010
	Amortized Cost	Fair Value
Available for Sale
U.S. Government-sponsored agency enterprises
One to five years	$8,666,673	$8,675,168
Five to ten years	1,917,914	1,922,440
Beyond ten years	-	-
Mortgage backed securities	20,416,226	20,896,625
Total	$31,000,813	$31,494,233

Held to Maturity
One to five years	$321,040	$327,924
Five to ten years	1,071,721	1,141,062
Beyond ten years	1,601,740	1,702,625
Total	$2,994,501	$3,171,611

The following summarizes the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Other mortgage-backed securities	$-	$-	$169,436	$(177,253)	$169,436	$(177,253)
Total	$-	$-	$169,436	$(177,253)	$169,436	$(177,253)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$15,498,626	$(268,671)	$273,428	$(5,926)	$15,772,054	$(274,597)
Other mortgage-backed securities			396,370	(27,473)	396,370	(27,473)
Total	$15,498,626	$(268,671)	$669,798	$(33,399)	$16,168,424	$(302,070)

Held to maturity:
Municipal securities	$331,478	$(2,494)	$-	$-	$331,478	$(2,494)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of September30, 2010, the Company’s security portfolio consisted of 53 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $169,436 which represents an unrealized loss of approximately $177,253 at September 30, 2010; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security is rated Aa2 by Moody’s and AAA by Standard & Poor’s rating services. This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages. No losses incurred on the mortgages in the pool have been assigned to the senior classes. Although the borrowers are not required to make principal payments during the initial 10 year period, 65% of the original principal has been repaid as of September 30, 2010. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of September 30, 2010, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery. The unrealized loss on the non-agency security as of September 30, 2010 is approximately $150,000 greater than the unrealized loss as of December 31, 2009.  Management believes this increase is primarily the result of the illiquidity of this security in the market, as well as management’s use of a new pricing service subsequent to year-end that used more conservative assumptions than in prior periods. For the third quarter of 2010, the underlying assumptions used to estimate the fair value for this security included a constant prepayment speed (“CPR”) of 3%, a spread to the US Treasury rate of 1,492 basis points, an average life of 11.6 years, a duration of 4.7 years , and an estimated yield to maturity of 17.6%.

Preferred Stock

The Company owns preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).  During June 2010, FNMA and FHLMC announced that the New York Stock Exchange would delist shares of its common and preferred shares in July because the common stock had not maintained a minimum stock price of $1.00 for thirty consecutive days.  Following this announcement, the preferred stock prices declined significantly.  At June 30, 2010, the FNMA Series R preferred share price was $0.36 (down from $0.93 per share at May 31, 2010) and the FHLMC Series 2007 Fixed-to-Floating Rate preferred share price was $0.34 (down from $1.05 per share at May 31, 2010).  In July the preferred shares began to trade on the over the counter market.  The companies reported combined losses of $18 billion during the first quarter of 2010, and no dividends have been paid on the preferred shares since dividend payments were suspended in September 2008.  Each company continues to operate under the conservatorship of the Federal Housing Finance Agency.  These factors contributed to management’s decision to record an OTTI charge at June 30, 2010 in the amount of $47,200 to reduce the carrying value of the securities to estimated fair value.

NOTE 6 – LOANS

Loans, by collateral type, were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Balance	Percent	Balance	Percent

Residential real estate	$32,750,644	33.4	$33,147,634	31.6
Multifamily real estate	5,546,449	5.6	5,757,491	5.5
Commercial real estate	41,893,877	42.7	47,639,944	45.4
Construction	2,780,040	2.8	3,958,572	3.8
Commercial	8,654,726	8.8	7,673,195	7.3
Consumer and home equity	6,568,684	6.7	6,719,205	6.4
Total Loans	98,194,420	100.0	104,896,041	100.0
Less: Allowance for loan losses	(3,613,671)		(3,945,670)
Net deferred loan fees	(97,099)		(95,206)
Loans, net	$94,483,650		$100,855,165

Approximately $20,040,000 and $23,436,000 of residential real estate loans were pledged as collateral for Federal Home Loan Bank advances at September 30, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses for the three and nine months ended September 30 was as follows:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$3,817,696	$2,818,212	$3,945,670	$3,398,284
Provision for loan losses	287,450	2,078,703	140,743	2,634,703
Loans charged-off	(607,777)	(215,944)	(612,062)	(1,735,628)
Recoveries of charged-off loans	116,302	64,285	139,320	447,897

Balance, end of period	$3,613,671	$4,745,255	$3,613,671	$4,745,256

Balance as a percentage of total loans	3.68%	4.24%	3.68%	4.24%

Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2010, and December 31, 2009:
	September 30,	December 31,
	2010	2009

Loans past due over 90 days and still accruing interest	$11,565	$-
Nonaccrual loans, includes smaller balance homogeneous loans	3,866,974	5,826,976
Impaired loans included in nonaccrual loans	3,866,974	5,826,976
Impaired loans with no allowance for loan loss allocated	3,470,607	5,826,976
Amount of the allowance for loan losses allocated	102,809	-

No interest income was recognized during impairment for the nine months ending September 30, 2010.

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows:

	September 30,	December 31,
	2010	2009
Residential real estate	$716,123	$1,160,603
Commercial real estate	25,001	196,706
Land development	324,000	1,818,349
Total other real estate owned	$1,065,124	$3,175,658

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

Other real estate owned activity for the nine months ending September 20, 2010 was as follows:

Balance at beginning of period	$3,175,658
Transfers in	458,509
Valuation write-downs	(514,890)
Sales	(2,051,275)
Insurance claim	(2,879)
Balance at end of period	$1,065,123

Direct write-downs of other real estate owned totaled $514,890 and $262,032 for the nine months ended September 30, 2010 and 2009, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30,	December 31,
	2010	2009
Available for sale securities	$31,538,633	$26,892,105

Quoted prices on active markets for identical assets (Level 1)
Equity securities	44,400	122,800
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	10,597,608	-
Mortgage-backed securities issued by U.S. Government-
sponsored enterprises	20,727,189	26,372,935
Other mortgage backed securities	169,436	396,370
Significant unobservable inputs (Level 3)	-	-

Assets measured at fair value on a recurring basis are summarized below.

	September 30,	December 31,
	2010	2009
Impaired loans	$2,311,437	$4,670,389

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	2,311,437	4,670,389

Other real estate owned	$562,613	$3,131,658

Quoted prices on active markets for identical assets (Level 1)	-	-
Significant other observable inputs (Level 2)	-	-
Significant unobservable inputs (Level 3)	562,613	3,131,658

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,311,437 after a specific allocation of the allowance for loan losses of $102,809 at September 30, 2010. New specific loss reserves of $63,838 were provided for during the three months ending September 30, 2010.

Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer.  The carrying value amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs.

The carrying amounts and estimated fair values of financial assets and liabilities at September 30, 2010 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$31,216,000	$31,216,000	$24,166,000	$24,166,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	31,539,000	31,539,000	26,892,000	26,892,000
Securities held to maturity	2,995,000	3,172,000	2,997,000	3,051,000
Loans held for sale	782,000	795,000	195,000	195,000
Federal bank stock	1,557,700	NA	1,267,250	NA
Loans, net	94,484,000	93,206,000	100,855,000	101,308,000
Accrued interest receivable	529,000	529,000	413,000	413,000

Financial liabilities
Deposits	(141,785,000)	(142,819,000)	(139,799,000)	(140,668,000)
Repurchase agreements	(4,185,000)	(4,185,000)	(1,038,000)	(1,038,000)
Overnight FHLB advances	-	-	-	-
FHLB advances	(5,000,000)	(5,041,000)	(18,500,000)	(18,638,000)
Accrued interest payable	(87,000)	(87,000)	(148,000)	(148,000)

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

NOTE 9 – STOCK BASED COMPENSATION

The Company granted 150,000 warrants (Director Warrants) to organizers of the Company at the time of closing of the 2000 Offering.  The Director Warrants vested in equal percentages each year over a three-year period from the date of grant.  Each warrant entitles the holder to purchase a share of common stock at $10.00 per share and will expire ten years from the date of issuance.  At September 30, 2010, Director Warrants for 35,000 shares granted to former directors were vested and exercisable.  No warrants have been exercised to date.

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

As a condition to the consummation of the closing of the Stock Purchase Agreement between the Company and Excel Financial (see Note 3), all outstanding options and warrants held by the Company’s directors and employees were cancelled and extinguished without consideration effective February 19, 2010 pursuant to stock option and warrant cancellation and surrender agreements between the Company and each of its directors and employees.  As of September 30, 2010, there were 35,000 common shares issuable under the Company’s equity compensation plans, consisting of warrants to purchase 35,000 common shares (held by former directors who were not serving on the Board of Directors at the time of the closing); these warrants expired on October 1, 2010 unexercised.

The following table depicts the activity under the Stock Ownership Plan:

2010
Weighted
Average
Exercise
	Options	Price
Outstanding at January 1	162,300	$10.79
Granted	-
Forfeited	(162,300)	10.79
Exercised	-
Outstanding at September 30	-	-

Exercisable at September 30	-	-

Shareholders adopted the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan in May 2010.  The Plan permits the grant of share-based awards for a maximum of 2,000,000 shares of common stock.  The Plan provides for awards of options, restricted stock, stock appreciation rights, and other stock-based awards to employees, directors and consultants.  Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.  Options awards have vesting periods as determined by the Compensation Committee of the Board of Directors.  All options currently outstanding have an original vesting period of five years.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company use historical data to estimate option exercise and post-vesting termination behavior.  (Employee and management options are tracked separately.)  The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table depicts the activity under this Plan:

	2010
	Options	Weighted Average Exercise Price
Outstanding, January 1
Granted	1,322,250	$2.30
Forfeited	-
Exercised	-
Outstanding, September 30	1,322,250	$2.30

Exercisable at September 30	-	-

The weighted average remaining contractual life of the options outstanding at September 30, 2010 was 9.75 years.  The intrinsic value of options outstanding was $0.

The fair market value of options granted was determined using the following weighted-average assumptions as of grant date:

2010
Risk-free interest rate	1.83%
Expected term	5 years
Expected stock price volatility	.298
Dividend yield	0%

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

2010	$45,327
2011	179,834
2012	179,834
2013	179,834
2014	179,834
2015	89,140
Total	$853,803

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

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2010:

							To Be Well-
							Capitalized Under
			Consent Order		For Capital		Prompt Corrective
	Actual		Requirement		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$17,593	18.5%	$12,578	13.25%	$7,595	8.00%	$9,493	10.00%

Tier 1 capital to risk-weighted assets	16,376	17.3%	na	na	3,797	4.00%	5,696	6.00%

Tier 1 capital to average assets	16,376	9.5%	$15,094	8.75%	6,900	4.00%	8,625	5.00%

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

At September 30, 2010 and December 31, 2009, a valuation allowance was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.

Item 2.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of September 30, 2010, and results of operations as of and for the three and nine months ended September 30, 2010 and 2009.  This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The following key factors summarize the Company’s financial condition at September 30, 2010 compared to December 31, 2009:

•	Total assets increased $5.9 million from $163.2 million to $169.1 million;
•	Total shareholders’ equity increased $14.4 million from $2.4 million to $16.8 million;
•	Tier 1 capital for the Bank increased by $13.8 million from $2.6 million to $16.4 million;
•	Net portfolio loans decreased $6.4 million from $100.9 million to $94.5 million;
•	Nonperforming assets (including nonaccrual loans, loans past due ninety days and still accruing interest and other real estate owned) remained high, but decreased from $9.0 million to $6.2 million;
•	Total deposits increased $2.0 million from $139.8 million to $141.8 million;
•	Federal Home Loan Bank advances totaling $13.5 million were repaid reducing outstanding advances from $18.5 million to $5 million;

The following key factors summarize our results of operations for the nine months ending September 30, 2010:

•	The Company incurred a net loss of $3.1 million;
•	Net interest income declined by $37,360 compared to the same period in 2009;
•	A provision for loan loss totaling $140,743 was recorded compared to a provision expense of $2,634,703 for the same period in 2009;
•	Direct write-down on other real estate owned totaled $514,890 compared to $262,032 for the same period in 2009;
•	Securities gains realized during the period were $31,229 compared to $918,187 in securities gains recorded for the same period in 2009;

•	An OTTI charge of $47,200 was recorded during the period compared to an OTTI charge of $111,200 for the same period in 2009;
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
•
The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs, although improved from 2009, will remain high until asset quality and earnings improve.

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

FINANCIAL CONDITION – September 30, 2010 compared to December 31, 2009

Assets.  At September 30, 2010, total assets increased to $169.1 million, up $5.9 million from $163.2 at December 31, 2009.  Most notable were the increases to total shareholders’ equity and cash and cash equivalents which increased due to proceeds received on the sale of common stock.

Cash and Cash Equivalents.  Cash and cash equivalents increased to $31.2 million at September 30, 2010, up $7.0 million from $24.2 million at year-end 2009.  The increase was related to proceeds from a common stock issuance during February 2010.

Securities.  Total securities available for sale had an estimated fair value of $31.5 million at September 30, 2010, compared to $26.9 million at year-end 2009.  Purchases of securities available for sale during the first nine months of 2010 totaled $11.7 million, principal repayments and totaled $4.6 million, and $2.9 million in proceeds were received on securities sold.  The portfolio consists primarily of mortgage-backed securities issued by the GNMA with an original term of 30 years.  The duration of the portfolio including municipal securities classified as Held-to-Maturity was 2.1 years at September 30, 2010, and the longer-term characteristics of the portfolio will contribute to increased market price volatility for any given change in interest rates.  The estimated net unrealized gain on the securities portfolio was $673,330 at September 30, 2010 compared to net unrealized loss of $183,453 at December 31, 2009.

Loans and Asset Quality.  Total portfolio loans, net of the allowance for loan loss and deferred loan fees, decreased $6.4 million to $94.5 million at September 30, 2010 compared to $100.9 million at year-end 2009 principally due to repayments and payoffs of loans during the quarter.  Loans classified by management as substandard and special mention represented 14.3% of total loans at September 30, 2010, compared to 13.8% at June 30, 2010, 12.8% at March 31, 2010, and 12.7% at December 31, 2009. The balance of loans classified as substandard and special mention increased by $472,758 compared to the end of the second quarter and $761,013 compared to year-end 2009.  Impaired loans represented 3.9% of total loans at September 30, 2010, and totaled $3.9 million, down $2.0 million from year-end 2009.  Improving asset quality is a prime objective for management.   Outstanding loan balances are expected to increase over the remainder of the year through business development efforts.

Allowance for loan losses.  The amount of the allowance for loan losses (“allowance”) is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.  The balance of the allowance at September 30, 2010 was $3,613,671 compared to $3,817,696 at June 30, 2010 and $3,945,670 at year-end 2009.  For the three months ending September 30, 2010, the Company recorded a loan loss provision of $287,450 reducing the negative loan loss provision of $146,707 previously recorded during the first six months of 2010; the result was a loan loss provision of $140,743 for the nine months ending September 30, 2010.

At September 30, 2010, the allowance for loan losses declined approximately $204,000 from the previous quarter-end which is the result of:  a decrease in the amount of specific reserves for impaired loans totaling approximately $339,000; a decrease of $89,000 based on a change in the methodology for estimating the loss rate on the pools of pass-rated loans whereby average loan balances instead of ending loan balances are used as the denominator in the calculation of the historical loss rate; a $227,000 increase for loans classified as special mention or substandard; and a $3,000 decrease for other factors due to a change in the mix of loans from the prior period.  Other factors include a subjective review of external trends that impact the estimate of loss within the loan portfolio.  These factors include trends in the unemployment rate and loan delinquencies, economic conditions in the market, loan concentrations, the experience of the lending staff, and other criteria that affect management’s evaluation of the credit quality of the loan portfolio.   A comparison of the allocation of the allowance for loan loss follows:

	September 30, 2010	December 31, 2009
Non-classified loans	$968,012	$1,399,102
Classified loans:
Special mention	414,233	431,329
Substandard	1,324,326	1,303,402
Specific allocations	102,809	-
Other factors	804,291	811,838
Allowance for Loan Loss	$3,613,671	$3,945,671

Loans charged off totaled $612,062 for the nine months ended September 30, 2010, and recoveries on loans previously charged off totaled $139,320.  The general allowance allocated to loans not classified by management totaled 2.21% of non-classified loans at September 30, 2010, compared to 2.58% at year-end 2009.  As a percentage of total loans, the allowance was 3.68% at September 30, 2010, compared to 3.76% at year-end 2009.  The allowance for loan losses as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 3.72% at September 30, 2010, compared to 3.98% at December 31, 2009.

Loans are considered nonperforming when impaired or in nonaccrual status.  Nonperforming loans totaled $3,866,974 at September 30, 2010, compared to $5,826,976 at year-end 2009 and $6,138,137 at June 30, 2010.  The amount the allowance specifically allocated to impaired loans totaled $102,809 at September 30, 2010 and $441,695 at June 30, 2010; there were no allocations of the allowance to impaired loans at year-end 2009.

Other Real Estate Owned.  Other real estate owned (“OREO”) consisted of nine properties at September 30, 2010 and totaled $1,065,124, down from $3,175,658 at year-end 2009.  During the first nine months of 2010, two properties were transferred to OREO totaling $458,511, and there were thirteen properties with an aggregate basis of $2,264,105 were sold from OREO.  Direct write-downs on two properties totaling $295,093 were recorded during the three months ending September 30, 2010 and $514,890 for the nine months ending September 30, 2010.

Other Assets.  Other assets include an interest in a limited liability company that owns the real estate and operations of an indoor waterpark and resort acquired through a U.S. Bankruptcy Code 363 sale. The limited liability company was formed by the lead bank of the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale.  The carrying value of its interest is $1,305,437 and is based upon the estimated fair value of the real estate less costs to sell.

Deposits.  Total deposits increased $1,985,815 to $141.8 million at September 30, 2010, compared to year-end 2009.  Core deposits increased to $88.6 million at September 30, 2010, compared to $82.0 million at year-end 2009.  Certificates of deposit decreased $4.6 to $53.2 million from $57.8 million at December 31, 2009.  Due to the low interest rate environment, customers are reluctant to commit funds to time deposits.  Under applicable FDIC rules and regulations, a less than well-capitalized insured depository institution may not pay a rate of interest that significantly exceeds the prevailing rate in the institution's market area or the prevailing rate in the market area from which the deposit is accepted.

Federal Home Loan Bank Advances.  Total advances decreased $13.5 million to $5 million at September 30, 2010, from $18.5 million at year-end 2009.  The weighted average interest rate on matured advances was 3.73%.  The advances were repaid from excess liquidity. A $3 million advance paying 2.08% matures in January 2011, and a $2 million advance paying 2.96% matures in March 2011.

Shareholders’ Equity.  Shareholders’ equity increased $14.4 million to $16.8 million at September 30, 2010.  The increase was due to the sale of common stock completed in February 2010.  Net proceeds of the stock sale totaled $16.7 million.  Shareholders’ equity was reduced by $3.1 for the net loss reported for the nine months ending September 30, 2010.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2010

The net loss for the three months ending September 30, 2010, totaled $1,155,131, or a loss of $0.06 per diluted share compared to a net loss of $2,403,787, or $1.09 per diluted share during the third quarter of 2009.  Average diluted shares outstanding increased to 19,714,564 shares for the third quarter of 2010 compared to 2,214,564 in average diluted shares outstanding during the same quarter of 2009.  The increase in average diluted shares outstanding is due to the issuance of 17,500,000 shares of common stock on February 19, 2010.

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

	Three Months Ended September 30,
	2010			2009
	Average	Interest			Interest
	Outstanding	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$36,979	$25	0.27%	$21,550	$10	0.18%
Securities available for sale	29,005	218	2.98%	34,099	365	4.24%
Securities held to maturity	2,995	28	3.78%	2,998	29	3.78%
Federal agency stock	1,558	20	4.98%	1,295	17	5.11%
Loans (1)	92,745	1,382	5.91%	106,750	1,693	6.29%

Total interest-earning assets	163,282	1,673	4.06%	166,692	2,113	5.03%

Noninterest-earning assets	9,719			15,315
Total assets	$173,001			$182,007

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,036	$12	0.53%	$7,977	$14	0.70%
Savings accounts	15,833	29	0.72%	16,646	46	1.10%
Money market accounts	45,141	100	0.88%	42,407	134	1.26%
Certificates of deposit	54,307	305	2.23%	70,757	612	3.43%
Total interest-bearing deposits	124,317	446	1.42%	137,787	806	2.32%

Other Borrowings	13,129	85	2.56%	20,076	177	3.50%
Total Interest-bearing liabilities	137,446	531	1.53%	157,863	983	2.47%

Noninterest-bearing demand deposits	17,061			15,132
Noninterest-bearing liabilities	883			569

Total liabilities	155,390			173,564
Shareholders' Equity	17,611			8,443
Total liabilities and shareholders' equity	$173,001			$182,007

Net interest income; interest rate spread (2)		$1,142	2.53%		$1,129	2.56%
Net earning assets	$25,836			$8,829
Net interest margin (3)			2.77%			2.69%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.1	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income.  For the three months ending September 30, 2010, net interest income was $1,141,714, up $12,326 from same period in 2009 while total interest earning assets were down by $3.4 million.  The yield on earning assets declined 0.97% to 4.06% for the third quarter of 2010 from 5.03% for the comparable period of 2009.  The yield on interest-bearing liabilities declined 0.94% to 1.53% for the third quarter of 2010 from 2.47% for the same period in 2009. The net interest margin increased to 2.77% from 2.69%.

Interest Income.  Total interest income for the third quarter of 2010 was $1.7 million, down from $2.1 million for the third quarter of 2009.  A low interest rate environment combined with lower average loan balances and a larger allocation of funds to liquid assets yielding only 0.27% contributed to lower interest income levels.  Average balances in cash and cash equivalents increased to $37.0 million during the third quarter of 2010 compared to $21.6 million during the third quarter of 2009.

Interest expense.  Interest on deposits declined $359,722 to $446,407 for the third quarter of 2010 compared to the same period in 2009.  The average rate paid on interest-bearing deposits dropped 0.90% to 1.42%.  Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $92,656.

Provision for Loan Loss.  A loan loss provision totaling $287,450 was recorded during the third quarter of 2010, compared to a loan loss provision of $2,078,703 for the same quarter last year.  The provision for loan loss will fluctuate based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income.  Noninterest income declined $218,385 to $155,625 for the third quarter of 2010 compared to the same quarter of 2009.  There were no gains realized on securities in the third quarter of 2010 compared to $232,239 in securities gains in 2009.  Direct write-downs on other real estate owned reduced noninterest income by $295,093 in 2010 compared to $215,532 for the third quarter of 2009.  Sale activity of other real estate owned contributed $182,657 to noninterest income in 2010, up $78,255 from $104,402 in 2009.  Service charges and other fees increased $33,078 to $249,230.  This increase is directly related to the introduction of fiduciary, wealth management and brokerage services introduced by the Company during 2010; fees related to these new services totaled $66,191 for the period.

Noninterest expense.  Noninterest expense increased $336,538, or 18.4%, to $2,165,020 for the third quarter of 2010 compared to $1,828,482 for the third quarter of 2009.  The significant changes are detailed below.

Salaries and benefits increased 54.2% to $1,042,523 for the third quarter of 2010 compared to $676,250 for the same period of 2009.  Following the recapitalization in February 2010, management positions were added, and the Company staffed positions for new product offerings for trust, investments and wealth management.  Positions were added to the lending, human resources and trust administration staff.

Occupancy and equipment costs increased $4,869 to $223,548 for the third quarter of 2010.  A new office was opened in St. Clairsville, Ohio, for trust, investment and wealth management services that contributed to this increase.

Professional fees, including legal, accounting and other consulting expense, increased $76,044 to $190,453 for the third quarter of 2010.  The Company retained experienced problem loan workout specialists to assist in loan collection efforts.

Deposit expense and insurance decreased $125,496 to $91,374 compared to $216,870 in the third quarter of 2009.  The costs for FDIC insurance included in this category decreased $113,305 largely due to the absence of a special FDIC assessment of $88,878 in September 2009, the Bank’s improved risk-based capital position following the stock offering in February 2010, and a lower deposit base.

Franchise tax decreased $16,079 to $7,250 for the third quarter of 2010.  Ohio franchise tax for financial institutions is assessed based on net worth.  Lower capital levels at year-end, the measurement date for the franchise tax assessment for the current year, resulted in lower costs for the third quarter.

No amortization expense was recorded during the third quarter of 2010 compared to an expense of $11,124 for the third quarter of 2009.  The balance of intangible assets was zero at year end 2009 and September 30, 2010.

Other expenses decreased $7,870 to $339,850 during the third quarter of 2010 compared to the same period in 2009.  Fidelity bond Insurance expense increased $26,540, loan expenses increased $29,139 and directors’ fees increased $16,350 following reinstatement of fees subsequent to the recapitalization.  These increases were offset by a decrease in other real estate owned expenses of $93,225.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010

	Nine Months Ended September 30,
	2010			2009
	Average	Interest			Interest
	Outstanding	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$33,382	$57	0.23%	$13,497	$24	0.24%
Securities available for sale	27,446	727	3.53%	36,163	1,215	4.48%
Securities held to maturity	2,996	86	3.81%	2,999	86	3.81%
Federal agency stock	1,434	53	4.93%	1,323	49	4.94%
Loans (1)	94,816	4,374	6.17%	114,224	5,385	6.32%

Total interest-earning assets	160,074	5,297	4.42%	168,206	6,758	5.39%

Noninterest-earning assets	10,213			19,927
Total assets	$170,287			$188,133

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,203	$43	0.62%	$8,943	$52	0.77%
Savings accounts	16,386	102	0.83%	16,514	205	1.66%
Money market accounts	42,606	281	0.88%	41,520	485	1.56%
Certificates of deposit	56,015	1,029	2.46%	73,725	1,903	3.46%
Total interest-bearing deposits	124,210	1,455	1.57%	140,702	2,644	2.51%

Other Borrowings	14,031	317	3.01%	21,141	552	3.48%
Total Interest-bearing liabilities	138,241	1,772	1.71%	161,843	3,196	2.65%

Noninterest-bearing demand deposits	16,102			16,224
Noninterest-bearing liabilities	871			601

Total liabilities	155,214			178,668
Shareholders' Equity	15,073			9,465
Total liabilities and shareholders' equity	$170,287			$188,133

Net interest income; interest rate spread (2)		$3,525	2.71%		$3,563	2.74%
Net earning assets	$21,833			$6,363
Net interest margin (3)			2.95%			2.83%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.0	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income.  For the nine months ended September 30, 2010, net interest income was $3.5 million, down $37,359 from the same period in 2009. Total interest and dividend income decreased $1,461,144.  This decrease in revenue was partially offset by a decrease of $1,423,785 in total interest expense.  The net interest margin improved to 2.95% from 2.83%.

Interest income. The average balance of funds invested in interest-bearing deposits and federal funds sold increased by $19.9 million and yielded only 0.23% during the first nine months of 2010.  The average balance of loans fell by $19.4 million.  These volume changes in combination with an exceptionally low interest rate environment were the principal drivers behind the decline in interest income. Purchases of securities available for sale during 2010 were designed to shorten the duration of the overall portfolio to reduce interest rate risk contributing to the lower yields on securities.  Proceeds from an investment portfolio restructuring during the first half of 2009 also resulted in a lower yielding investment portfolio as those proceeds were reinvested at lower interest rates.  The yield on securities available for sale decreased 0.95% to 3.53% for the nine months ending September 30, 2010.

Interest expense.  The low interest rate environment was evident in the decline in the Company’s cost of interest-bearing liabilities to 1.71% from 2.65% for the first nine months of 2010.  The cost of every funding category declined.  The volume of interest-bearing liabilities declined $23.6 million.  The average balance of certificates of deposit balances declined $17.7 million, and average borrowings declined $7.1 million.  Advances owed to the Federal Home Loan Bank totaling $13.5 million were repaid during 2010 from excess liquidity.

Provision for loan losses.  A loan loss provision totaling $140,743 was recorded for the nine months ended September 30, 2010.  During the same period of 2009, the Company recorded provision expense of $2,634,703.  The provision for loan loss will fluctuate based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income.  Noninterest income declined to $357,031 for the first nine months of 2010 from $1.4 million for the same period in 2009.  Gains on sales of securities available for sale decreased $886,958 and the direct write-down of other real estate owned increased $252,858.  An other than temporary impairment charge on FNMA and FHLMC preferred stock totaled $47,200 in 2010, down from a charge of $111,200 during 2009.  Gains on disposition of other real estate increased to $212,830 in 2010 from $142,896 in 2009.  Service charge revenue and other fees decreased $14,306 principally due to a decline in overdraft fee income, net of refunds, totaling $106,372.  This decline was partially offset by trust and brokerage fees totaling $83,301 and other increases in service charge revenue.

Noninterest expense.  Total noninterest expense increased $1,343,316 to $6.8 million compared to $5.5 million for the first nine months of the prior year. Substantial costs were incurred related to the change in ownership control and subsequent change in management.  The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.   The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition.  Other changes are described below.

Salary and benefits.  Compensation costs increased $768,151 for the nine months ended September 30, 2010.  Salaries expense included incentive payments totaling $175,500 during the first nine months of 2010 paid to newly hired management.  Salaries and benefits expense also included salary continuation for terminated staff totaling $61,603 and for departing executive management totaling $85,569.  New positions were added in trust and investment services, credit administration, and other departments within the Company.

Occupancy and equipment costs increased $38,373 for the nine months ended September 30, 2010.  Part of this increase relates to a new trust and investment office that opened in St. Clairsville, Ohio, in February 2010.

Professional fees increased $338,220 for the nine months ended September 30, 2010.  These costs include legal, accounting and auditing, regulatory examination and consulting fees.  Consulting fees of $140,000 were paid to Excel Financial for the period prior to closing the stock offering.  The Company also retained experienced problem loan workout specialists to assist in loan collection efforts.

Franchise tax decreased $66,081 for the nine months ended September 30, 2010 due to a lower capital valuation at year end 2009 compared to year end 2008.  Ohio franchise tax for financial institutions is assessed based on the company’s net worth for the previous year end.

Marketing and advertising expense increased $54,548 for the nine months ended September 30, 2010.  During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association.  The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency.  The Bank also expects to conduct trust services in several states.  Costs associated with the name change including logo design, costs associated with the reissuance of credit and debit cards, and promotional materials totaled approximately $47,000.

Deposit expense and insurance fees decreased $318,145 for the nine months ended September 30, 2010.  During the second quarter of 2009, the FDIC imposed an emergency assessment for all insured financial institutions that was paid in September 2009.  The assessment totaled $88,878 and was based on total assets as of September 30, 2009. In addition to the absence of this special assessment in 2010, an improvement in the Bank’s risk rating for FDIC insurance based on higher capital levels following the common stock issuance in February contributed to a reduction in this expense for the nine months ended September 30, 2010.

As a result of a change in the tax law in 2008 that allows net operating losses to be carried back five years, the Company was able to amend its 2003 tax return and record a refund of taxes paid for that year. The refund of $289,300 was offset by a $38,311 change in accrued taxes for 2008, resulting in a tax benefit of $250,989 for the nine months ended 2009. No tax benefits were recorded during 2010.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2009.

At September 30, 2010, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

At September 30, 2010, the balances in cash and cash equivalents were $7.1 million higher than at year-end.  Cash and cash equivalents represented 18.5% of total assets at September 30, 2010 compared to 14.8% of total assets at December 31, 2009. The Consolidated Statement of Cash Flows provides details on sources and uses of cash.

CAPITAL RESOURCES

Total shareholders’ equity was $16.8 million at September 30, 2010, an increase of $14.4 million from the prior year-end balance.  The increase in equity was due to issuance of common stock as more fully described in Note 3 to the Consolidated Financial Statements.  Shareholders’ Equity was reduced by the amount of the net loss of $3.1 million during the nine months ended September 30, 2010.

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action.  At September 30, 2010, the Bank was adequately capitalized under the provisions of prompt corrective action.  Until the Consent Order is terminated, the Bank cannot be classified as well-capitalized even though its capital ratios meet the minimum capital requirements of a well capitalized institution.  See Note 10 for more information regarding the Consent Order, the regulatory capital requirements for the Bank, and the Bank’s capital ratios as of September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item  4T.  Controls and Procedures

As of September 30, 2010, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OHIO LEGACY CORP

Date:	November 15, 2010

	By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)

Date:	November 15, 2010

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date:	November 15, 2010