Form 10-K
period 2010-12-31
OHIO LEGACY CORP
filed 2011-03-30
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was $9,474,910, based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2011

Common stock, without par value	19,714,564

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Exhibits begins on page 69.

PART I

Item 1.  Business.

Background

Ohio Legacy Corp (“Ohio Legacy”) is a bank holding company incorporated in July 1999 under the laws of the State of Ohio.  Ohio Legacy has one wholly-owned subsidiary, Premier Bank & Trust, National Association (“Bank”) (formerly known as Ohio Legacy Bank, National Association).  On March 23, 2010, the Bank received approval from the Comptroller of the Currency of its application to commence fiduciary powers pursuant to 12 USC 92a.  Subsequently, the Bank opted to include “Trust” in its name and announced a name change to Premier Bank and Trust, N.A. effective April 2010. Unless otherwise noted, the “Company,” “us,” “we,” and “our” refer to Ohio Legacy, together with the Bank. The Bank opened for business on October 3, 2000.

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

Recapitalization

On February 19, 2010, Ohio Legacy closed (i) the sale of 15 million shares of its common stock, pursuant to a Stock Purchase Agreement assigned by Excel Financial, LLC (“Excel Financial”) to Excel Bancorp, LLC (“Excel Bancorp”) at a price of $1.00 per share and (ii) the sale of 2.5 million shares of its common stock to other local investors at a price of $1.00 per share.  The aggregate proceeds from the sales were $17.5 million.  Through its purchase of 15 million shares of Ohio Legacy’s common stock, Excel Bancorp, which did not own any Ohio Legacy securities before the closing, acquired approximately 76% of Ohio Legacy’s total outstanding shares of common stock.  See Note 2 to the consolidated financial statements for additional information regarding these transactions.

Products and Services

The Company, through the Bank’s four branch offices and a trust office, provides retail and commercial banking services to its customers located primarily in Stark, Wayne and Belmont Counties in Ohio.  These products include the acceptance of deposits for demand, savings, and time accounts and the servicing of those accounts, cash management and electronic funds transfer services, safe deposit box facilities and courier services, online internet banking with bill pay service, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers.  The Bank also began to offer trust, wealth management and investment brokerage services in April 2010.

Commercial and Construction Lending Products

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from cash flows.  These loans typically are secured by business assets such as equipment or inventory.  For entity borrowers, the Bank generally obtains a personal guarantee of the business owner. As compared to retail lending, which includes residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks.  These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flows and may be subject to adverse conditions in the general economy or in a specific industry.  Management reviews the borrower’s cash flows when deciding whether or not to grant the credit.  Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.  Additionally, the company’s historical performance, business principles and industry are reviewed prior to the extension of credit.  Commercial loans comprised 14.5% of the Bank’s loan portfolio at December 31, 2010.

Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings, and are dependent on the ability of the related business to generate adequate cash flow to service the debt.  These loans primarily carry variable interest rates.  Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less.  Management performs much the same analysis when deciding whether to grant a commercial real estate loan as it performs when deciding whether to grant a commercial loan.  Commercial real estate and multifamily real estate loans comprised 47.7% of the Bank’s loan portfolio at December 31, 2010.

Construction loans are secured by residential and business real estate.  Construction loans generally involve greater underwriter and default risks than do loans on existing real estate due to the inherent uncertainties in construction costs and the difficulty in valuing property under construction.  The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects located outside its geographic marketplace.  While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase.  Construction loans also are generally made in amounts of 80% or less of the value of collateral.  Construction loans comprised 2.1% of the Bank’s loan portfolio at December 31, 2010.

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

Retail Lending Products

Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower’s residence.  These loans are made based on the borrower’s ability to make repayment from employment and other income.  Using secondary market approval standards, management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability.  The Bank generally makes these loans in amounts of 90% or less of the value of collateral.  An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.  Beginning in November 2006, the Bank began originating residential real estate loans and selling these loans to the secondary market.  It is the strategy of the Company going forward to continue to sell long term, fixed rate loans in accordance with secondary market guidelines.

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

At December 31, 2010, residential real estate loans comprised 29.1% and consumer and home equity loans comprised 6.7% of the Bank’s total loans.

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

Employees

At December 31, 2010, the Bank had 70 employees, including 50 full-time employees.  The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees.  No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good.  Ohio Legacy has no employees who are not also employed by the Bank.

Competition

The Bank operates in a highly competitive industry.  In its primary market areas of Stark, Wayne, and Belmont Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies.  Many of our competitors enjoy the benefits of greater financial resources, advanced technology, fewer regulatory constraints and lower cost structures.  The Bank’s ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on loans and various other securities which comprise the Bank’s investment portfolio.  The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to customers.  The dominant pricing mechanisms on loans are the Prime interest rate as published in the Wall Street Journal, U.S. Treasury Note rates with three-year or five-year maturities, and the London Interbank Offered Rate (“LIBOR”).  The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower.  Deposit rates are regularly reviewed and established by management.  The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest rate spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.

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

The Bank, through its Board of Directors, agreed to a Consent Order (the “Consent Order”) with the OCC dated February 17, 2009, that called for the Bank to reach and maintain tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets by August 31, 2009.  Although the Bank did not achieve compliance with the capital requirements of the Consent Order by this date, on February 19, 2010, pursuant to a Stock Purchase Agreement entered into on November 15, 2009 with Excel Financial LLC that was subsequently assigned to Excel Bancorp, the Company received $15.0 million from Excel Bancorp in connection with Excel Bancorp’s purchase of 15 million shares of common stock, and raised an additional $2.5 million in connection with a private placement of 2.5 million shares of common stock.  After the closing of these transactions, Ohio Legacy contributed approximately $16.2 million to the capital of the Bank.  With the additional capital invested in the Bank, the Company exceeded the minimum capital ratios required under the Consent Order.  See Notes 2 and 18 to the consolidated financial statements for additional information regarding the Consent Order and Ohio Legacy’s sale of its common stock.

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

Dividend Restrictions. The Bank is a legal entity separate and distinct from Ohio Legacy, although Ohio Legacy owns 100% of the outstanding stock of the Bank.  Virtually all of Ohio Legacy’s revenues result from dividends paid by the Bank.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay to Ohio Legacy.  Under OCC regulations, a national bank, such as the  Bank, may not declare a dividend in excess of its undivided profits.  Additionally, the Bank may not declare a dividend if the total amount of all dividends declared by the Bank in any calendar year, including the proposed dividend, exceeds the total of the Bank’s retained net income of that year to date, combined with its retained net income of the preceding two years.  However, a dividend that does not meet this measurement may be approved by the OCC in certain circumstances.  In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be undercapitalized under applicable federal regulations.  Furthermore, the Consent Order requires that the Board of Directors provide a written request to the OCC for review and determination of no supervisory objection prior to paying any dividends.

FDIC.  The FDIC is an independent federal agency that insures the deposits of federally-insured banks and savings associations up to prescribed limits.  On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000.  The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest.  It also includes Interest on Lawyers Trust Accounts (“IOLTAs”).  It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts and money-market deposit accounts.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) marks the greatest legislative change to financial supervision since the 1930s.  It affects the regulatory environment in the areas of securities, derivatives, executive compensation, consumer protection and corporate governance that will grow out of the general framework established by the Act.  The Act was designed to become effective in stages following the regulatory implementation phase during which an intense period of rulemaking will occur.  Agency rulemaking will largely establish the parameters of the new regulatory framework and is expected to occur for an extended period.  While much of the Act will directly affect large, complex financial institutions, smaller community banks will also face a more complicated and expensive regulatory framework.

The following changes that will be implemented pursuant to the Dodd-Frank Act may have an effect on the Company’s business:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•
the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded and change the assessment base from deposits to average assets minus average tangible equity; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.

While the ultimate effect of the Dodd-Frank Act on the Company cannot yet be determined, the law is likely to increase compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Company and its subsidiaries.

Community Reinvestment Act.  The Community Reinvestment Act (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice.  Under the CRA, each institution is required to adopt a statement for each of its marketing areas describing the depository institution’s efforts to assist in its communities’ credit needs. Depository institutions are examined periodically for compliance and are assigned ratings.  Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Patriot Act

In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States Government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Company has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Section 23A and 23B of the Federal Reserve Act and Regulation W restrict transactions by banks and their subsidiaries with their affiliates.  An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.  Ohio Legacy, Excel Bancorp and the Bank are affiliates.  Generally, Sections 23A and 23B and Regulation W:  (i) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital); (ii) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of that bank’s capital stock and surplus; and (iii) require that all such transactions are on terms substantially the same, or at least as favorable to the bank subsidiary, as those provided to a non-affiliate.

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

	Year Ended December 31,
	2010				2009
	Average		Interest				Interest
	Outstanding		Earned/	Yield/	Average		Earned/	Yield/
(Dollars in Thousands)	Balance		Paid	Rate	Balance		Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$33,395		$76	0.23%	$18,368		$37	0.20%
Securities available for sale	27,214		898	3.30%	34,041		1,505	4.42%
Securities held to maturity	2,982		114	3.82%	2,999		114	3.81%
Federal agency stock	1,465		71	4.87%	1,309		64	4.92%
Loans (1)	95,175		5,746	6.04%	111,275		6,985	6.28%

Total interest-earning assets	160,231		6,905	4.31%	167,992		8,705	5.18%

Noninterest-earning assets	9,711				15,657
Total assets	$169,942				$183,649

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,253		$52	0.55%	$8,716		$65	0.75%
Savings accounts	16,163		126	0.78%	16,505		244	1.48%
Money market accounts	43,094		365	0.85%	41,134		582	1.42%
Certificates of deposit	55,280		1,304	2.36%	71,340		2,430	3.41%
Total interest-bearing deposits	123,790		1,847	1.49%	137,695		3,321	2.41%

Other Borrowings	12,940		367	2.84%	20,793		729	3.50%
Total Interest-bearing liabilities	136,730		2,214	1.62%	158,488		4,050	2.56%

Noninterest-bearing demand deposits	16,855				15,855
Noninterest-bearing liabilities	867				625

Total liabilities	154,452				174,968
Shareholders' equity	15,490				8,681
Total liabilities and
shareholders' equity	$169,942				$183,649

Net interest income; interest rate spread (2)			$4,691	2.69%			$4,655	2.62%
Net earning assets	$23,501				$9,504
Net interest margin (3)				2.93%				2.77%

Average interest-earning assets to interest-bearing liabilities	1.17	X			1.06	X

(1)	Average loans are net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets. Fee income is included in interest earned.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	$34	$5	$39	$83	$(115)	$(32)
Securities available for sale	(268)	(339)	(607)	62	(288)	(226)
Securities held to maturity	(1)	-	(1)	(1)	-	(1)
Federal bank stock	8	(1)	7	(10)	(8)	(18)
Loans	(980)	(259)	(1,239)	(1,070)	(626)	(1,696)
Total assets	$(1,207)	$(594)	$(1,801)	$(936)	$(1,037)	$(1,973)

Change in interest expense attributable to:
Interest-bearing demand deposits	$4	$(17)	$(13)	$(6)	$(28)	$(34)
Savings accounts	(5)	(115)	(120)	144	9	153
Money market accounts	27	(244)	(217)	(99)	(478)	(577)
Certificates of deposit	(476)	(649)	(1,125)	79	(390)	(311)
Other borrowings	(240)	(122)	(362)	(75)	(104)	(179)
Total interest-bearing liabilities	$(690)	$(1,147)	$(1,837)	$43	$(991)	$(948)

Change in net interest income			$36			$(1,025)

Industry Guide 3 - Item II. Investment Portfolio

A.     This information is contained in Note 3 to the consolidated financial statements, which is incorporated herein by reference.

B.     Other securities consist of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) that has a stated rate and an initial call date of five years from the date of issuance. Based on actions taken by the Treasury Department on September 7, 2008, the dividend on the preferred stock has been suspended indefinitely.

Maturities of Investment Securities at Fair Value (Dollars in thousands)

			Due in one		Due after one
	No Stated Maturity		year or less		through five years
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	-	-	-	-	4,929	0.81%
Agency pass- through MBS	-	-	-	-	-	-
Other MBS	-	-	-	-	-	-
State and political	-	-	-	-	921	5.54%
Other securities	$71	-	-	-	-	-
Total securities	$71	-	-	-	$5,850	1.55%

	Due after five
	through ten years		Due after ten years		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields
U.S. Government sponsored agencies	3,334	0.45%	-	-	$8,263	0.67%
Agency pass- through MBS	1,061	2.86%	15,564	4.05%	16,625	3.97%
Other MBS	-	-	248	4.99%	248	4.99%
State and political	936	5.69%	959	5.82%	2,816	5.69%
Other securities	-	-	-	-	71	0.00%
Total securities	$5,331	1.85%	$16,771	4.17%	$28,023	3.17%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

C.       At December 31, 2010, there were no holdings of securities, other than mortgage-backed securities issued by U.S. Government sponsored enterprises, in amounts greater than 10% of shareholders’ equity.

Industry Guide 3 - Item III. Loan Portfolio

A.       Types of Loans

This information is contained in Note 4 to the consolidated financial statements, which is incorporated herein by reference.

B.       Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2010:

	Maturing
		After one
(Dollars in thousands)	One year	through	After five
	or less	five years	years	Total
Commercial	$7,702	$6,906	$506	$15,114
Commercial Real Estate	992	7,484	33,747	42,223
Real Estate Construction	1,198	797	143	2,138
Total	$9,892	$15,187	$34,396	$59,475

Amount of loans reported above due after one year which have adjustable interest rates (dollars in thousands):

Fixed Rate	$9,298
Adjustable Rate	40,285
Total	$49,583

C.       Risk Elements

1.     Nonaccrual, Past Due and Restructured Loans - This information is contained in Note 4 to the consolidated financial statements, which is incorporated herein by reference.

The Bank’s policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful or when loans are past due as to principal and interest for 90 days or more, except that, in certain circumstances, interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are evaluated individually in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest is charged against interest income.

When an analysis of a borrower's operating results and financial condition indicates the borrower’s underlying cash flows are not adequate to meet debt service requirements and the collateral securing the loan may become the principal source of repayment, the loan is evaluated for impairment. Smaller-balance homogeneous loans are evaluated for impairment in total, however these loans are evaluated for impairment individually if placed on nonaccrual status. Homogeneous loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer loans, credit card loans and home equity loans. Commercial, agricultural and commercial real estate loans are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment.

Loans individually considered impaired are carried at (a) the present value of expected cash flows, discounted at the loan’s effective interest rate, or (b) the fair value of collateral, if the loan is collateral dependent.  A portion of the allowance for loan losses may be allocated to impaired loans. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2.     Potential Problem Loans - At December 31, 2010, management did not identify any loans as to which it had serious doubts about the borrowers’ ability to comply with present loan repayment terms other than those included above in Industry Guide 3 - Item III.C.1, except $5,116,081 of loans not included above but classified as substandard assets for regulatory purposes

3.     Foreign Loans Outstanding - There were no foreign loans outstanding during any period presented.

4.     Loan Concentrations – The table below depicts loans outstanding at December 31, 2010, by loan type:

	Total Loans	% of total
1-4 Single family residential mortgage	$23,880,698	22.90%
1-4 family rental property	6,439,968	6.18%
Home equity	6,277,141	6.02%
Consumer	736,553	0.71%
Commercial	9,066,623	8.69%
Commercial secured by trust assets	6,047,617	5.80%
Commercial real estate:
Non-owner occupied	18,286,832	17.54%
Owner occupied	23,935,883	22.95%
Multi-unit	7,465,237	7.16%
Construction and development	2,137,849	2.05%
Total	$104,274,401	100.00%

D.     Other Interest-bearing Assets

At December 31, 2010, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Items III.C.1. or 2 if such assets were loans.

Industry Guide 3 - Item IV.  Summary of Loan Loss Experience

A. Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31 2010 and 2009 was as follows:

	2010	2009

Balance, January 1	$3,945,670	$3,398,284
Provision for loan losses	(116,147)	4,507,055
Loans charged-off:
Commercial	(71,941)	(1,463,167)
Commercial real estate	(362,004)	(1,219,370)
Residential real estate	(153,031)	(221,830)
Construction	(347,093)	(1,501,839)
Consumer and home equity	(19,057)	(22,242)
Total loans charged-off	(953,126)	(4,428,448)
Recoveries:
Commercial	134,948	4,558
Commercial real estate	15,235	55,279
Residential real estate	9,490	9,868
Construction	18,000	380,870
Consumer and home equity	1,696	18,204
Total recoveries	179,369	468,779

Balance, December 31	$3,055,766	$3,945,670

Balance as a percentage of total loans	2.93%	3.76%

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

B.  Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 2010 and 2009:

	2010		2009
	Allowance Amount	% of Loans in each Category to Total Loans	Allowance Amount	% of Loans in each Category to Total Loans
Commercial	$287,569	14.5	$313,888	7.3
Real estate:
Commercial	1,553,197	40.4	1,681,022	45.4
Multifamily residential	454,670	7.2	577,800	5.5
Residential	514,690	29.1	629,057	31.6
Construction	141,635	2.1	554,659	3.8
Consumer and home equity	104,005	6.7	189,244	6.4
Total	$3,055,766	100.0	$3,945,670	100.0

Industry Guide 3 - Item V. Deposits

A.  Average Amount and Average Rate Paid On Deposits.

	2010		2009
(Dollars in thousands)	Average Balances	Average Rate	Average Balances	Average Rate
Noninterest-bearing demand deposits	$16,855	N/A	$15,855	N/A
Interest-bearing demand deposits	9,253	0.55%	8,716	0.75%
Savings accounts	16,163	0.78%	16,505	1.48%
Money market accounts	43,094	0.85%	41,134	1.42%
Certificates of deposit	55,280	2.36%	71,340	3.41%
Total deposits	$140,645		$153,550

B.  Other categories – not applicable.

C.  Foreign deposits – not applicable.

D.  The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2010:

(Dollars in thousands)
Three months or less	$7,778
Over three through six months	5,172
Over six through twelve months	4,377
Over twelve months	4,605
Total	$21,932

E.  Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI.  Return on Equity and Assets

	2010	2009
Return on average assets	-1.8%	-3.6%
Return on average equity	-20.1%	-76.7%
Dividend payout ratio	0	0
Average shareholders’ equity to average assets	9.1%	4.7%

Industry Guide 3 - Item VII. Short-Term Borrowings

During 2010, the Company entered into repurchase agreements as a funding source for its operations.  The Company also has available credit with the Federal Home Loan Bank (“FHLB”) and advances from that will mature within the next twelve months.   This information is contained in Notes 9 and 10 to the consolidated financial statements, which are incorporated herein by reference.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank currently owns or leases and operates four banking offices, including its main office, and an operations center:

•	North Canton Main Office, 600 South Main Street, North Canton, Ohio 44720 (own)
•	Wooster Branch Office, 305 West Liberty Street, Wooster, Ohio, 44691 (capital lease)
•	Belden Village Branch Office, 6141 Whipple Ave NW, North Canton, OH 44720 (operating lease)
•	Wooster Milltown Branch Office, 3562 Commerce Parkway, Wooster, Ohio 44681 (own)
•	Wooster Operations Center, 2375 Benden Drive, Suite C, Wooster, Ohio, 44691 (operating lease)

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

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Company’s Common Stock

Ohio Legacy’s common stock is publicly traded on the NASDAQ Capital Market under the symbol “OLCB.” As of March 24, 2011, there were 19,714,564 shares of Ohio Legacy’s common stock issued and outstanding and there were approximately 260 holders of record. The following table summarizes the highest and lowest sales prices for Ohio Legacy’s common stock for each quarter during 2010 and 2009, as reported on the NASDAQ Stock Market:

	2010		2009
	HIGH	LOW	HIGH	LOW
First Quarter	$5.00	$1.25	$2.75	$1.22
Second Quarter	2.97	2.18	3.50	1.25
Third Quarter	2.60	1.81	2.40	0.70
Fourth Quarter	2.39	1.80	2.07	0.55

No cash dividends were declared or paid by Ohio Legacy during 2010 or 2009. The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies.  The Company is currently not able to declare or pay dividends without prior approval from its regulators.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 14 to the consolidated financial statements for information regarding the restrictions on the Company’s ability to pay dividends.

Recent Sales of Unregistered Securities

As previously discussed under “Recapitalization,” Ohio Legacy and the Bank entered into a Stock Purchase Agreement with Excel Financial on November 15, 2009.  Under the terms of the Stock Purchase Agreement, Excel Financial agreed to purchase 15 million shares of Ohio Legacy’s common stock at a price of $1.00 per share.  As a condition to Excel Financial’s purchase of the shares, Ohio Legacy agreed to sell a minimum of 1.5 million shares of its common stock to investors other than Excel Financial in a private offering, and to use its best efforts to sell an additional one million shares of its common stock in the same private offering, all at a purchase price of $1.00 per share.

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

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser of shares of Ohio Legacy’s common stock during the fourth quarter of 2010.

Item 6.  Selected Financial Data

Not required.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 7.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition and results of operations as of and for the years ended December 31, 2010 and 2009. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-K include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation;

•	general economic and business conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows;

•	changes in industry conditions created by state and federal legislation and regulations;

•	changes in interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	our ability to retain existing customers and attract new customers;

•	our development of new products and services and their success in the marketplace;

•	the adequacy of our allowance for loan losses;

•	deposit insurance premiums assessed on the Bank may increase and have a negative impact on earnings;

•	our ability to seek additional capital in the future; and

•	our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.

OVERVIEW OF STRATEGIC DEVELOPMENTS

In recent years, the Company was burdened by high levels of problem loans and a sizeable portfolio of other real estate owned (“OREO”).  In February 2009, the Company entered into a Consent Order with the OCC focusing on capital adequacy and credit quality.  Although capital preservation was a key priority for the Company during the 2009, the combination of credit-related charges, the expenses and resources required for the administration of problem assets, and impairment losses associated with FNMA and FHLMC securities resulted in charges to capital that left the Company critically undercapitalized by year-end 2009.

Throughout 2009, various strategies were explored to raise capital in an unfavorable capital market when many financial institutions were facing significant credit challenges.  In November 2009, the Company entered into a Stock Purchase Agreement with Excel Financial.  The Stock Purchase Agreement closed in February 2010 and resulted in combined gross proceeds to the Company from the issuance of 17.5 million shares of common stock to Excel Bancorp and other local investors totaling $17.5 million.  Subsequent to closing and in accordance with the terms of the Stock Purchase Agreement, the Company appointed a new executive management team, accepted the resignations of seven directors, and appointed seven new directors to fill the resulting vacancies.  The Company invested $16.2 million of the proceeds of the stock offering in the Bank as additional capital, resulting in compliance with provisions of the Consent Order that required the Bank to achieve certain minimum capital levels.  See Notes 2 and 18 for additional information related to the Consent Order and the Company’s sale of common stock.

During 2010, the Board of Directors and management implemented changes to the operating policies of the Company and the Bank to improve credit and other operating practices.  In April, the Bank was granted fiduciary powers and subsequently began offering trust, investment and private banking services.  The Bank continues to monitor and workout a sizable classified asset and other real estate owned portfolio.

The following key factors summarize the Company’s financial condition at year-end 2010 compared to year-end 2009:

•	Total assets increased by $7.4 million from $163.2 million to $170.6 million;
•	Total deposits increased by $3.4 million from $139.8 million to $143.2 million;
•	Total shareholders’ equity increased by $14.1 million from $2.4 million to $16.5 million;
•	Tier 1 capital increased by $13.6 million to $16.2 million, and the Bank achieved compliance with the minimum capital requirements of the Consent Order;
•	Net loans increased modestly by $291,000 to $101.1 million;
•	Nonaccrual loans decreased by $2.3 million from $5.8 million to $3.5 million; and
•	Other Real Estate Owned decreased by $2.2 million from $3.2 million to $1.0 million.

The following key factors summarize our results of operations for 2010 compared to 2009:

•	Net interest income increased modestly by $34,986 to $4.7 million in 2010;
•	A negative loan loss provision contributed to earnings and totaled $116,147 for 2010 compared to loan loss provision expense of $4.5 million for 2009;
•	Gains on the sale of available securities, net of charges for other than temporary impairment (“OTTI”) of investment securities, totaled $108,965 for 2010 compared to $806,987 for 2009;
•	The direct write-down of other real estate owned totaled $542,490 for 2010 compared to $1,665,004 for 2009;
•	Total noninterest expenses increased $1.6 million to $8.9 million in 2010 from $7.3 million in 2009;
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

•	The Company began a new line of business offering trust, investment and wealth management services during 2010.

The following forward-looking statements describe our near term outlook:

•	Credit quality is expected to remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Operating expenses associated with new management and new services are expected to be higher than the historical compensation costs at the Company;
•	Noninterest income is expected to improve due to the introduction of trust, investment and wealth management services.
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

We consider various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. We monitor loan quality monthly and engage an independent third party each quarter to help monitor and confirm our loan grading conclusions.

Valuation allowance for deferred tax assets.  Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $8,987,000 will expire as follows: $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, $1,694,000 on December 31, 2029, and $5,742,000 on December 31, 2030.  A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero.  Additional information is included in Notes 1 and 12 to our audited consolidated financial statements.

FINANCIAL CONDITION – DECEMBER 31, 2010, COMPARED TO DECEMBER 31, 2009

Assets. At December 31, 2010, assets totaled $170.6 million, up $7.4 million from $163.2 million at December 31, 2009. During 2010, the focus of the Company shifted from a focus on capital preservation to positioning the Company for future growth.

Cash and Cash Equivalents.  Cash and Cash Equivalents increased by $8.5 million to $32.7 million at year-end 2010 compared to $24.2 million at year-end 2009.  The Company maintained a strong liquidity position during 2010 as a defense against increasing interest rates and to mitigate the impact of higher interest rates on the segment of its investment and loan portfolios with fixed rate, long term characteristics.  Also, during periods of low interest rates, cash flows typically increase on investments and loans as borrowers are inclined to prepay obligations to refinance at lower interest rates.

Securities. Total securities classified as available for sale decreased by $1.7 million to $25.2 million. The portfolio consists primarily of 30-year mortgage backed securities issued by GNMA, an agency guaranteed by the full faith and credit of the U.S. government.  During 2009, the Bank sold approximately $59.4 million of 15, 20 and 30 year mortgage backed securities and reinvested the proceeds into GNMA securities to improve its risk weighted capital ratios.   The proceeds from the sale of securities sold for a substantial gain during 2009 were reinvested in long-term GNMA securities at lower yields.  During 2010, investment purchases were geared toward callable agency bonds with the expectation that the bonds would likely be called prior to maturity, but until then would provide a higher yield than federal funds sold.   At December 31, 2010, the duration of the portfolio excluding equity investments was approximately 3.2 years compared to 4.9 years at December 31, 2009.  Securities with longer durations can be expected to contribute to increased volatility in the market value of the portfolio for any given change in market rates. At year-end 2010, the net unrealized gain on securities available-for-sale and held-to-maturity was approximately $427,807 compared to a net unrealized loss on the portfolio at December 31, 2009 of approximately $183,453.

Loans.  Total portfolio loans, net of the allowance for loan loss and deferred loan fees, increased $291,029 at December 31, 2010 to $101.1 million, compared to $100.9 million at year-end 2009.  Since the end of the third quarter of 2010, total portfolio loans increased $6.6 million.  Fourth quarter 2010 loan activity resulted in commercial loan balances increasing by $6.5 million.  Loans classified by management as special mention, substandard or doubtful and not deemed impaired represented 12.5% of total loans at December 31, 2010 compared to 14.3% of total loans at September 30, 2010, and 12.7% at December 31, 2009.   Impaired loans represented 3.3% of total loans at December 31, 2010 compared to 3.9% of total loans at September 30, 2010, and 5.6% of total loans at year-end 2009.  Improving asset quality is a prime objective for management.   Outstanding loan balances are expected to increase through business development efforts.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses totaled $3.1 million at December 31, 2010, a decrease of $890,000 compared to $3.9 million at December 31, 2009. The amount of the allowance is based on a combination of actual experiential factors such as historical losses for each category of loans and information about specific borrowers as well as projections for various other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.  During 2010, the Company recognized loan charge-offs totaling $953,000 and recoveries totaling $179,000.  During the fourth quarter of 2010, the Company charged off loans totaling $341,000 and collected recoveries of $40,000.  The Company also reduced its estimate of incurred losses in the loan portfolio through the recognition of a negative loan loss provision totaling $116,000 for the year and a negative loan loss provision of $257,000 during the fourth quarter of 2010. The negative loan loss provision had a positive impact on earnings.  During 2009, the Company recognized loan charge-offs totaling $4.4 million, including $2.7 million during the fourth quarter of 2009. The fourth quarter charge-offs included all specific reserves previously allocated at the end of the third quarter of 2009.  Recoveries of $470,000 were collected during 2009 due primarily to a $366,800 mediated insurance settlement related to construction defects in one of the loans charged off and a recovery of $54,800 on a commercial loan that was repaid.

As a percentage of total loans, the allowance for loan losses decreased from 3.76% at year-end 2009 to 2.93% at the end of 2010.   We continue to closely monitor credit quality and delinquencies as our loan portfolio ages, and will increase the allowance for loan losses if we believe losses have been incurred.

Loans are considered nonperforming if they are impaired or if they are in nonaccrual status. Nonperforming loans, excluding overdrafts, totaled $3.4 million at December 31, 2010 compared to $5.8 million at December 31, 2009.  During 2010, reductions to nonaccrual loans included transfers to assets acquired through settlement of loans of $2.1 million, principal payments and payoffs of $983,000, charge-offs of $940,000 and upgrades of $239,000.  Additions to nonaccrual loans totaled $1,829,000.  During 2009, 34 loans totaling approximately $7.4 million converted to nonaccrual status, four loans totaling $372,961 were paid off, ten loans totaling $1.5 million were charged off, sixteen loans were charged down by $2.7 million, and ten loans totaling $1.0 million were transferred to assets acquired through settlement of loans.

Assets acquired in settlement of loans.  These assets include OREO and  an interest in a limited liability company acquired during 2010 that owns the real estate and operations of an indoor waterpark and resort obtained through a U.S. Bankruptcy Code 363 sale.  The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale.  The carrying value of its interest is $1.3 million and is based upon the estimated fair value of the real estate less costs to sell.  OREO consisted of seven properties and totaled $1.0 million at year-end 2010 compared to $3.2 million and fifteen properties at year-end 2009.   During 2010, seventeen properties were sold from OREO for sales proceeds of $2.6 million.  During 2009, twelve properties were sold from OREO generating $1.6 million in sales proceeds.

Deposits.  Total deposits increased $3.4 million from year end 2009 to $143.2 million at December 31, 2010.  Overall, core deposit balances increased 9.3% to $89.6 million from $82.0 million. Noninterest bearing demand deposits increased 33.8% to $20.8 million. Our certificate of deposit portfolio decreased $4.2 million during the period to $53.6 million or 37.4% of total deposits compared to $57.8 million, or 41.3% of total deposits, at year-end 2009.  The decrease was largely the result of promotional certificates maturing without reinvestment into currently offered certificate of deposit products.  Customers are reluctant to extend the maturity of their deposits given the low interest rate environment that prevailed throughout the year.

Repurchase agreements.  Total repurchase agreements increased $3.3 million from year end 2009 to $4.4 million at December 31, 2010.  The increase is primarily due to a new commercial customer relationship that utilizes this product.

Federal Home Loan Bank Advances.  Total advances decreased $13.5 million from $18.5 million at December 31, 2009 to $5.0 million at December 31, 2010.  The remaining $5.0 million in advances are expected to be repaid at maturity during the first quarter of 2011.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2010 AND 2009

The Company incurred losses for both 2010 and 2009. The loss for 2010 was $3,110,110, or $0.18 per share with an average of 17,365,249 common shares outstanding.  The loss for 2009 was $6,659,594, or $3.01 per share with an average of 2,214,564 common shares outstanding.

Net interest income. For the year ended December 31, 2010 and 2009, net interest income was largely unchanged at $4.7 million, although the Company’s net interest margin increased to 2.93% in 2010 compared to 2.77% in 2009.  Low interest rates prevailed across the yield curve during 2010 and 2009 following the financial crisis that occurred during the fall of 2008, the ensuing economic events, and the Federal Reserve Bank’s efforts to assist an economic recovery.

Interest income. Interest income decreased from $8.7 million in 2009 to $6.9 million in 2010 due to a smaller earning asset base and lower yields on earning assets.  The yield on earning assets declined from 5.18% in 2009 to 4.31% in 2010, and interest-earning assets decreased from $168.0 million in 2009 to $160.2 million in 2010.  Average balances for loans decreased $16.1 million, securities available for sale decreased $6.8 million and interest-bearing deposits and federal funds sold increased $15.0 million.  Of the $1.8 million decrease in interest income from 2009 to 2010, about $1.2 million is attributed to lower asset volumes and about $600,000 is attributable to lower interest rates.

Interest expense. Total interest expense declined $1.8 million from $4.1 million in 2009 to $2.2 million in 2010, a decrease of 45.3%.  The cost of interest bearing funds averaged 1.62% for 2010 compared to 2.65% for 2009.  Interest expense on deposits decreased $1.5 million to $1.8 million in 2010 compared to $3.3 million in 2009.  The most significant declines in deposit interest expense were from lower rates paid for money market and certificates of deposit balances; interest paid for these two deposit types declined by $1.3 million.  Other borrowing costs also declined by $362,000 due to lower rates and outstanding balances.

Provision for loan losses. A negative loan loss provision in the amount of $116,147 was recorded for 2010 compared to provision expense of $4.5 million in 2009.  The reduction to the Allowance for Loan and Lease Loss was primarily driven by eliminating the loan charge-offs experienced during 2007 from its historical loan loss experience.  The Company’s uses three years of charge-off experience in its calculation of the loss rate for pass-rated loans.  Eliminating the 2007 loan losses from the loss rate reduced the Allowance for Loan Loss by approximately $863,000 at year end 2010 compared to year end 2009.  Loan charge-offs during 2007 were significantly higher than in subsequent years.

The methodology for estimating losses on special mention loans was revised to include a loss rate based on loss experience for this category instead of a standard flat loss percentage.  This resulted in an increase of about $179,000 in the Allowance for Loan Loss after also factoring in a decrease in the balance of special mention loans of about $1.1 million from year end 2009 to year end 2010.

A decrease in the loss rate applied to substandard loan balances at year end 2010 compared to year end 2009 resulted in a reduction to the Allowance for Loan Loss of about $531,000 even though the balance of substandard loans increased  by about $461,000 from year end 2009 to year end 2010.

The allowance for loan loss allocated to other factors increased by $319,000.  The increase was principally driven by regulatory and other economic factors.  Specific allocations of the Allowance for Loan and Lease Losses increased approximately $6,000 at year end 2010 compared to 2009.

Charge-offs taken during 2010 totaled $953,126.  Charge-offs taken during 2009, particularly during the fourth quarter of 2009, contributed to higher loss experience ratios, thus requiring a higher loan loss provision in 2009. In 2009, charge-offs included losses for two participation loans totaling $1.8 million; both loans funded construction of hotel/water park properties outside of the Company’s local lending area.

Noninterest income.  For the year ended December 31, 2010, noninterest income increased to $814,171 from $225,681 for 2009.  In both 2009 and 2010, the Company recognized OTTI charges for FNMA and FHLMC preferred stock owned.  In 2009, the OTTI charge was $111,200, and for 2010 the OTTI charge was $47,200.  The current carrying value of these securities is $70,720 and includes an unrealized gain of $29,120.  Gains realized on securities available for sale during 2010 totaled $156,165; securities sales during 2010 were aimed at reducing the interest rate sensitivity of the investment portfolio. The impact of the OTTI charge for 2009 was more than offset by gains realized on securities available for sale totaling $918,187. Gains realized on securities available for sale during 2009 were conducted to improve risk-based capital ratios.

In both 2009 and 2010, the Company recognized losses on the disposition or direct write-down of other real estate owned.  For 2010, the net loss on disposition or direct write-down of other real estate owned totaled $341,631 on twenty-three properties compared to a net loss of $1,522,008 on twenty-two properties for 2009.

Service charges and other fees increased $104,469 to $933,878 in 2010 compared to $829,409 for 2009.  The increase was driven by the introduction in 2010 of new services for trust, investment, and asset management fees which contributed $223,625 in noninterest income.  This positive contribution was partially offset by lower overdraft fees that fell by $126,514, or 22.9%, compared to 2009.  The reduction in overdraft fees is directly related to federal legislation that became effective during 2010 requiring banks to ensure that customers “opt-in” to bank-offered overdraft protection programs.  Other fee income including services fees, check printing, ATM and debit card revenue increased $7,358 from 2009 to 2010.

Gains on the sale of loans increased by $10,733 to $68,084 in 2010, up from $57,351 in 2009.  Efforts to advance mortgage activity resumed following the closing of the stock offering in early 2010.  Prior to the stock offering, lending was severely restricted based on efforts to improve the Company’s capital ratios.  An experienced mortgage and consumer loan manager was hired to revitalize mortgage operations.  Other income declined from $58,729 in 2009 to $53,574 principally due to the reduction of rental income associated with other real estate owned.

Noninterest expense.  Total noninterest expenses increased $1,648,706, or 22.6%, to $8,933,543 during 2010 compared to $7,284,837 for 2009.  Substantial costs were incurred related to the change in ownership control and subsequent change in management.  The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.   The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition.  Other changes are described below.

Salaries and benefits increased $1,148,041 to $3,970,412 in 2010, or 40.7%, compared to $2,822,371 in 2009.  Salaries expense included incentive compensation totaling $228,000 during 2010 for newly hired management.  Salaries and benefits expense also included salary continuation for terminated staff totaling $61,603 and for departing executive management totaling $85,569.  New positions were added in trust and investment services, credit administration, human resources and other departments within the Company.

Occupancy and equipment costs increased $89,661, or 10.7%, in 2010.  Approximately $67,000 of this increase related to a new trust and investment office that opened in St. Clairsville, Ohio, in February 2010.

Professional fees increased $230,045, or 42.8%, in 2010.  These costs include legal, accounting and auditing, regulatory examination and consulting fees.  Consulting fees of $140,000 were paid to Excel Financial for the period prior to closing the stock offering.  The Company also retained experienced problem loan workout specialists to assist in loan collection efforts.

Franchise tax decreased $82,743, or 73.7%, in 2010 due to a lower capital valuation at year end 2009 compared to year end 2008.  Ohio franchise tax for financial institutions is assessed based on the company’s net worth for the previous year end.  Franchise tax will increase to more than $200,000 in 2011 as a result of the recapitalization during 2010.

Marketing and advertising expense increased $29,609, or 29.6%, in 2010.  During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association.  The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency.  The Bank also expects to conduct trust services in several states.  Costs associated with the name change including logo design, costs associated with the reissuance of credit and debit cards, and promotional materials totaled approximately $30,000.

Deposit expense and insurance fees decreased $411,686, or 45.3%, in 2010. During the second quarter of 2009, the FDIC imposed an emergency assessment for all insured financial institutions that was paid in September 2009.  The assessment totaled $88,878 and was based on total assets as of September 30, 2009.  In addition to the absence of this special assessment in 2010, an improvement in the Bank’s risk rating for FDIC insurance based on higher capital levels following the common stock issuance in February contributed to a reduction in this expense for 2010.

Other expenses increased $136,864, or 11.9%, in 2010.  Cost increases for directors’ and officers’ liability and fidelity bond insurance policies increased approximately $94,000, loan expenses increased approximately $140,000, other employee and director related expenses increased $72,000. Other real estate owned expenses decreased approximately $161,000 and other taxes decreased $8,000.

Tax benefits recorded during 2010 totaled $202,501 and are the result of the application of generally accepted accounting principles that require an entity to record the tax effect of the change in deferred taxes for unrealized gains or losses on securities available for sale through other comprehensive income.  At December 31, 2009, the unrealized loss on securities available for sale was $237,367 and resulted in the recognition of a deferred tax asset (before valuation allowance) in the amount of $80,704.  At December 31, 2010, the unrealized gain on securities available for sale was $358,225 and resulted in a deferred tax liability of $121,797 (before valuation allowance). The deferred tax change of $202,501, characterized as a disproportionate tax effect under intra-period tax allocation rules, was recorded as a tax benefit with a corresponding adjustment to Other Comprehensive Income.

As a result of a change in the tax law in 2008 that allows net operating losses to be carried back five years, the Company was able to amend its 2003 tax return and record a refund of taxes paid for that year. The refund of $289,300 was offset by a $38,311 change in accrued taxes for 2008, resulting in a tax benefit of $250,989 for 2009.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, the Company may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

LIQUIDITY

Liquidity refers to the ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies.  The purpose of liquidity management is to ensure sufficient cash flow to meet all of financial commitments and to capitalize on opportunities for business expansion in the context of managing interest rate risk exposure.  This ability depends on the financial strength, asset quality and the types of deposit and loan instruments offered to our customers.

The Company’s principal sources of funds are deposits, repurchase agreements, loan and security repayments and maturities, sales of securities, capital transactions and borrowings from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition.  Investments in liquid assets are maintained based upon our assessment of the need for funds, expected deposit flows, yields available on short-term liquid assets and the objectives of the asset/liability management program.

The Company’s liquidity contingency funding plan identifies liquidity thresholds and raises red flags that may evidence liquidity issues.  The contingency plan details specific actions to be taken by management and the Board of Directors and identifies sources of emergency liquidity, both asset and liability-based, should the Company encounter a liquidity crisis.  Liquidity risk is actively monitored and various scenarios are analyzed that could impact the Company’s ability to access emergency funding in conjunction with asset/liability and interest rate risk management activities.

Cash and cash equivalents increased from $24.2 million at December 31, 2009 to $32.7 million at December 31, 2010.  Cash and cash equivalents represented 19.2% of total assets at year-end 2010, compared to 14.8% of total assets at year-end 2009. The increase was primarily due to increases in funding from the proceeds of the common stock issuance totaling $16.7 million, an increase in deposits and repurchase agreements totaling $6.8 million, and sales, maturities and principal payments received on the investment portfolio totaling $15.0 million.  Partially offsetting these cash inflows were cash outlays for the purchase of investment securities totaling $13.0 million, repayment of FHLB debt totaling $13.5 million, and net loan funding of $3.6 million.

The Company monitors the liquidity position on a regular basis in conjunction with asset/liability and interest rate risk management activities. Our current liquidity level, including contingency funding available through borrowing facilities at the Federal Home Loan Bank and the Federal Reserve Bank, is sufficient to meet anticipated future growth in loans and deposits and general liquidity needs.

CAPITAL RESOURCES

Total shareholders’ equity was $16.5 million at December 31, 2010, compared to $2.4 million at December 31, 2009.  Shareholders’ equity increased due to the issuance of 17.5 million shares of common stock.  The net loss for 2010 reduced equity by $3.1 million.

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

Current regulations require a total risk-based capital ratio of 8.0%, at least half of which must be tier 1 capital, and a leverage ratio of 4.0%.  The Bank’s total risk-based capital is made up of tier 1 capital and tier 2 capital.  Tier 1 capital is total shareholders’ equity, less any intangible assets.  Tier 2 capital includes the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.

On February 17, 2009, the Company agreed to a Consent Order with the OCC that required the Bank to reach and maintain tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets by August 31, 2009.  At December 31, 2009, the Company had not met the terms of the Consent Order and was critically unercapitalized.  On February 19, 2010, pursuant to a Stock Purchase Agreement entered into on November 15, 2009 with Excel Financial, the Company received $15.0 million from Excel Bancorp in connection with Excel Bancorp’s purchase of 15 million shares of common stock, and raised an additional $2.5 million in connection with a private placement of 2.5 million shares of common stock.  After the closing of these transactions, Ohio Legacy contributed approximately $16.2 million to the capital of the Bank.  With the additional capital invested in the Bank, the Company exceeded the minimum capital ratios required under the Consent Order.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.  See Notes 2 and 18 to the consolidated financial statements for additional information regarding the Consent Order and Ohio Legacy’s sale of its common stock.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies.  These restrictions generally limit the Bank’s dividends to the sum of its current year’s the prior two years’ retained earnings. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. As of February 28, 2011, based on its year to date and previous year’s earnings, the Company is not able to declare dividends without prior approval from its regulators.  Pursuant to the Consent Order, prior to paying any dividends, the Bank must provide a written request to the OCC for review and determination of no supervisory objection.  In addition to the dividend restrictions above, the Bank is not permitted to accept brokered deposits without prior approval from its regulators.

INTEREST RATE SENSITIVITY

The following table details the variable rate composition of our interest-earning assets at December 31 2010 and 2009:

	Percent variable rate
	2010	2009
Interest-bearing deposits and federal funds sold	100%	100%
Securities	5%	8%
Loans	69%	75%
Federal bank stock	100%	100%
Total interest-earning assets	64%	66%

The Company performs liquidity risk analysis at least monthly and interest rate risk analysis at least quarterly. This information is used to assist in managing the balance sheet to reduce the impact of changes in interest rates on earnings and equity. Approximately 53.92% of the interest-earning assets and 97.7% of the interest-bearing liabilities on our balance sheet at December 31, 2010 were scheduled to mature or subject to repricing during 2011.

We believe that the Bank is "liability sensitive" over a twelve-month horizon at December 31, 2010. Usually, this would mean an increasing interest rate environment would cause a drop in net interest income and a falling interest rate scenario would have the inverse effect. However, we cannot be certain that our net interest income would contract if interest rates increased because the composition of our assets and liabilities is constantly changing due to the variability of our loan prepayment experience, the behavior of core deposit customers and other factors.

IMPACT OF INFLATION AND CHANGING PRICES

The majority of our assets and liabilities are monetary in nature; therefore, we differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain appropriate capital ratios.  Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation.  Deflation, or a decrease in overall prices from one period to the next, could have a negative impact on the Company’s operations and financial condition. Deflationary periods impute a higher borrowing cost to debtors as the purchasing power of a dollar increases with time. This may decrease the demand for loan products offered by the Bank.

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

Item 8.  Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
	December 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$1,121,473	$1,970,133
Federal funds sold and interest-bearing deposits in financial institutions	31,560,745	22,195,657
Cash and cash equivalents	32,682,218	24,165,790
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	25,206,895	26,892,105
Securities held to maturity (fair value December 31, 2010 - $2,885,216, December 31, 2009 - 3,050,740)	2,815,634	2,996,826
Loans held for sale	636,794	195,247
Loans, net of allowance of $3,055,766 and $3,945,670 at December 31, 2010 and December 31, 2009	101,146,194	100,855,165
Federal bank stock	1,557,700	1,267,250
Premises and equipment, net	3,461,455	2,952,392
Assets acquired in settlement of loans	2,351,302	3,175,658
Accrued interest receivable and other assets	658,779	640,595
Total assets	$170,616,971	$163,241,028

LIABILITIES
Deposits:
Noninterest-bearing demand	$20,760,836	$15,521,829
Interest-bearing demand	9,564,745	9,372,841
Savings	59,285,422	57,119,495
Certificates of deposit, net	53,604,644	57,784,548
Total deposits	143,215,647	139,798,713
Repurchase agreements	4,391,252	1,037,776
Long-term Federal Home Loan Bank advances	5,000,000	18,500,000
Capital lease obligations	407,593	440,786
Accrued interest payable and other liabilities	1,131,963	1,097,242
Total liabilities	$154,146,455	160,874,517

Commitments and contingent liabilities (Note 15)	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
December 31, 2010: 22,500,000 shares authorized, 19,714,564 shares issued and outstanding
December 31, 2009: 5,000,000 shared authorized, 2,214,564 shares issued and outstanding	35,603,803	18,782,779
Accumulated deficit	(19,289,011)	(16,178,901)
Accumulated other comprehensive income (loss)	155,724	(237,367)
Total shareholders' equity	16,470,516	2,366,511

Total liabilities and shareholders' equity	$170,616,971	$163,241,028

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010 and 2009

	2010	2009
Interest and dividend income:
Loans, including fees	$5,745,760	$6,984,552
Securities, taxable	897,438	1,504,830
Securities, tax-exempt	113,900	114,396
Interest-bearing deposits, federal funds sold and other	76,397	37,238
Dividends on federal bank stock	71,390	64,465
Total interest and dividend income	6,904,885	8,705,481

Interest expense:
Deposits	1,846,924	3,321,169
Short-term Federal Home Loan Bank advances	-	2,085
Long-term Federal Home Loan Bank advances	279,955	648,426
Repurchase agreements	8,909	4,464
Capital leases	68,790	73,709
Investor notes	9,693	-
Total interest expense	2,214,271	4,049,853
Net interest income	4,690,614	4,655,628
Provision for loan losses	(116,147)	4,507,055
Net interest income after provision for loan losses	4,806,761	148,573
Noninterest income:
Service charges and other fees	933,878	829,409
Gain on sales of securities available for sale, net	156,165	918,187
Other than temporary impairment loss:
Total impairment loss	(47,200)	(111,200)
Loss recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	(47,200)	(111,200)
Gain on sale of loans	68,084	57,351
Gain on disposition of other real estate owned	200,859	142,996
Direct write-down of other real estate owned	(542,490)	(1,665,004)
Loss on disposition of fixed assets	(8,699)	(4,787)
Other income	53,574	58,729
Total noninterest income	814,171	225,681

Noninterest expense:
Salaries and benefits	3,970,412	2,822,371
Occupancy and equipment	930,594	840,933
Professional fees	767,586	537,541
Franchise tax	29,466	112,209
Data processing	722,155	681,719
Marketing and advertising	129,817	100,208
Stationery and supplies	80,157	69,000
Amortization of intangible asset	-	59,900
Deposit expense and insurance	496,727	908,413
Investor expenses	517,222	-
Other expenses	1,289,407	1,152,543
Total noninterest expense	8,933,543	7,284,837
Net loss before income taxes	(3,312,611)	(6,910,583)
Income tax benefit	(202,501)	(250,989)

Net loss	$(3,110,110)	$(6,659,594)

Basic loss per share	$(0.18)	$(3.01)
Diluted loss per share	$(0.18)	$(3.01)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2010 and 2009

	Outstanding			Accumulated
	Shares of			Other	Total
	Common	Common	Accumulated	Comprehensive	Shareholders'
	Stock	Stock	Deficit	Income (Loss)	Equity

Balance, January 1, 2009	2,214,564	$18,808,311	$(9,519,307)	$231,853	$9,520,857

Stock based compensation expense		(25,532)			(25,532)

Comprehensive income (loss):
Net loss			(6,659,594)		(6,659,594)
Net unrealized gain (loss) on securities available for sale arising during the period, including effect of reclassifications				(469,220)	(469,220)
Total comprehensive loss					(7,128,814)

Balance at December 31 2009	2,214,564	18,782,779	(16,178,901)	(237,367)	2,366,511

Stock based compensation expense		106,243			106,243

Proceeds on sale of common stock, net	17,500,000	16,714,781			16,714,781

Comprehensive income (loss):
Net loss			(3,110,110)		(3,110,110)
Net unrealized gain (loss) on securities available for sale arising during the period, including effect of reclassifications				393,091	393,091
Total comprehensive loss					(2,717,019)

Balance, December 31, 2010	19,714,564	$35,603,803	$(19,289,011)	$155,724	$16,470,516

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(3,110,110)	$(6,659,594)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	(116,147)	4,507,055
Depreciation and amortization	375,382	402,421
Loss on disposition of fixed assets	8,699	4,787
Securities amortization and accretion, net	297,186	127,335
Origination of loans held for sale	(6,509,650)	(2,325,069)
Proceeds from sales of loans held for sale	6,129,622	3,199,211
Gain on disposition of real estate owned	(200,859)	(142,996)
Direct write-down of other real estate owned	542,490	1,665,004
Gain on sale of securities available for sale	(156,165)	(918,187)
Other than temporary impairment of securities	47,200	111,200
Gain on sale of loans held for sale	(68,084)	(57,351)
Stock based compensation expense	106,243	(25,532)
Net change in:
Accrued interest receivable and other assets	(220,685)	734,773
Accrued interest payable and other liabilities	34,721	(366,820)
Deferred loan fees	(1,892)	17,257
Net cash from operating activities	(2,842,049)	273,494

Cash flows from investing activities:
Purchases of securities available for sale	(12,683,429)	(58,739,297)
(Purchases) or redemptions of federal bank stock	(290,450)	187,850
Maturities, calls and paydowns of securities available for sale	8,242,742	5,299,459
Maturities and calls of securities held to maturity	178,500	-
Sales of securities available for sale	6,535,958	59,368,575
Proceeds from sale of other real estate owned	2,564,547	1,599,970
Participation loans sold	1,344,691	-
Net change in loans	(3,595,815)	20,444,909
Improvements to real estate owned	-	(69,855)
Insurance claim proceeds for real estate owned	2,879	-
Proceeds from sale of premises and equipment	200	2,350
Acquisition of premises and equipment	(893,344)	(17,164)
Net cash from investing activities	1,406,479	28,076,797

Cash flows from financing activities
Net change in deposits	3,416,934	(5,906,321)
Net change in repurchase agreements	3,353,476	(367,843)
Repayment of capital lease obligations	(33,193)	(28,274)
Proceeds from short term FHLB advances, net of repayments	-	(6,850,000)
Proceeds from long term FHLB advances	-	3,000,000
Repayments of FHLB advances	(13,500,000)	(5,500,000)
Net proceeds from issuance of common stock	16,714,781	-
Net cash from financing activities	9,951,998	(15,652,438)

Net change in cash and cash equivalents	8,516,428	12,697,853
Cash and cash equivalents at beginning of period	24,165,790	11,467,937

Cash and cash equivalents at end of period	$32,682,218	$24,165,790

See accompanying notes to consolidated financial statements.

	For the Year Ended
	December 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash received during the period:
Federal income tax refund	-	$250,989

Cash paid during the period for:
Interest	$2,299,887	$4,137,853
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	$2,084,701	$1,017,541

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiary, Premier Bank & Trust, National Association (the “Bank”, formerly Ohio Legacy Bank, N.A.). Intercompany transactions and balances are eliminated in consolidation. References to the “Company” include Ohio Legacy, consolidated with its subsidiary, the Bank.

Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio.  The Bank provides financial services through its full-service offices in Wooster, North Canton and Canton, Ohio and its Trust office in St. Clairsville, Ohio. The Bank provides trust, private banking and investment services to its clients.  Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate.  Concentrations of credit are evaluated based on the North American Industry Classification System (“NAICS”) code assignments.  At December 31, 2010, loans to nonresidential lessors totaled 103% of Tier 1 capital, and loans to residential lessors totaled 85% of Tier 1 capital; no other NAICS concentrations of credit exceeded 25% of Tier 1 capital.  The Bank’s credit policy includes an industry concentration limit of 110% of Tier 1 capital.  Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $1,306,000 and $1,167,000 was required to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009, respectively.

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

All interest accrued but not received for loans placed on nonaccrual status are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired and assigned a probable loss amount.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan is on nonaccrual status.  The Company then divides the remaining loans by risk into four grades: pass, special mention, substandard, and doubtful.  Loans with a pass grade are divided into ten separate categories.  Total charge-offs for a specified time period, currently 3.0 years, are divided into the same categories and used as a starting point to estimate credit losses in each category.  Other subjective factors, such as industry conditions, local economic trends and similar items are assigned a numeric value by category and are also applied to the balances in the pass grade.  Historic loss percentages are applied separately to the special mention and substandard pools of loans based on actual charge-offs for each pool in total regardless of the category.   The following portfolio segments have been identified:

A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below

Residential real estate:  The Company defines residential real estate loans as first mortgages on individuals’ primary residence.  Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower.  Loans made for the Bank’s portfolio are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates and are not priced using low introductory “teaser” rates.

Home equity loans:  These loans are either lines of credit or closed-end loans secured by second mortgages.  The maximum amount of a home equity line of credit is generally limited to 95% (with acceptable credit scores) of the appraised value of the property less the balance of the first mortgage.

One to Four Family Rental Property:  These loans are secured by residential real estate rental properties.   The principal source of repayment generally is dependent upon satisfactory occupancy of the building by tenants.

Multi-family Real Estate:  These loans consist of residential rental properties and generally consist of buildings with rental units for five or more families.  The principal source of repayment generally is dependent upon satisfactory occupancy of the building by tenants.

Consumer Loans:  The Company originates direct consumer loans, primarily automobile loans, personal lines of credit, and unsecured consumer loans in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Commercial Loans:  Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose.  Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset.  The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the areas where the Bank operates.

Commercial Loans Secured by Trust Assets: These commercial loans are secured by cash or marketable securities and have substantially less credit risk than other types of commercial loans.

Commercial Real Estate:   Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate.  The collateral for these CRE loans is the underlying commercial real estate.  The Bank generally requires that the CRE loan amount be no more than 90% of the purchase price or 80% of the appraised value of the commercial real estate securing the CRE loan, whichever is less.   The Bank evaluates commercial real estate based on whether the property is owner occupied or non-owner occupied.  Non-owner occupied CRE loans typically exhibit higher risk.

Construction and development: Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default.  In the event a default on a construction loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Generally the Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns.

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

Federal Bank Stock:  The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as federal bank stock on the balance sheet, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  Federal Reserve Bank stock is also carried at cost.  Cash dividends are reported as income.  At December 31, 2010, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $536,700.  As of December 31, 2009, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $246,250.

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

Assets Acquired in Settlement of Loans:  These assets include other real estate owned and a limited liability interest in an indoor waterpark and resort obtained through a U.S. Bankruptcy Code 363 sale.  The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale.  The carrying value of its interest is based upon the estimated fair value of the real estate less costs to sell.

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, direct write-downs are recorded through expense to the carrying amount of the asset.  Costs incurred after acquisition are expensed. Improvements that improve the fair value of the property are capitalized.  Real estate owned at December 31, 2009 included a property placed into receivership; the property was subsequently sold during 2010.

Long-Term Assets:  Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The issuance of common stock to Excel Bancorp during 2010 resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code.  As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation.  The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change.  The annual limitation imposed under Section 382 would limit the deduction for both the carryforward tax attributes and the built-in losses realized within five years of the date of the ownership change to approximately $91,683 per year.  Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits will not be recorded in the financial statements.  See Note 12 for additional information regarding net operating loss carryforwards.

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

	For the Year Ended
	December 31,
	2010	2009
BASIC:
Net loss	$(3,110,110)	$(6,659,594)

Weighted average common shares outstanding	17,365,249	2,214,564
Basic loss per share	$(0.18)	$(3.01)

DILUTED:
Net loss	$(3,110,110)	$(6,659,594)

Weighted average common shares outstanding	17,365,249	2,214,564
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	17,365,249	2,214,564
Diluted loss per common share	$(0.18)	$(3.01)

The computation of diluted loss per share excludes potential dilutive common shares if the effect of their exercise since their inclusion would be anti-dilutive.
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

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

Adoption of New Accounting Pronouncements:

Accounting for Transfers of Financial Assets:  In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance on January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

Amendments to FASB Interpretation No. 46(R):  In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810). The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation ofVariable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company’s adoption of this new guidance on January 1, 2010 had no impact on Company’s consolidated financial statements.

Improving Disclosures About Fair Value Measurements:  In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair ValueMeasurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses:  In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of FinancingReceivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period. New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance impacts annual disclosures within the Annual Report for the period ended December 31, 2010 and will impact disclosures within interim financial statements in future periods, but will not have an impact on the Company’s consolidated financial statements.

No. 2011-01 | Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20:  In January 2011, FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled DebtRestructurings in Update No. 2010-20 (ASU 2011-01). ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

NOTE 2 – STOCK ISSUANCE

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

As discussed in Note 18, the Bank entered into a Consent Order in 2009 that specified achievement of higher capital ratios.  Following the Closing, the Bank exceeded the minimum capital ratios required under the Consent Order with the OCC of tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Various management and board changes also took place as contemplated by the Stock Purchase Agreement.

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value
December 31, 2010
U.S. Government-sponsored enterprises	$8,261,724	$3,424	$(1,722)	$8,263,426
Mortgage-backed securities issued by U.S. Government-sponsored enterprises: residential	16,228,702	396,481	-	16,625,183
Other mortgage-backed securities	316,644	-	(69,078)	247,566
Equity securities	41,600	29,120	-	70,720
Total	$24,848,670	$429,025	$(70,800)	$25,206,895

December 31, 2009
Mortgage-backed securities issued by U.S. Government-sponsored enterprises: residential	$26,616,829	$30,703	$(274,597)	$26,372,935
Other mortgage-backed securities	423,843	-	(27,473)	396,370
Equity securities	88,800	34,000	-	122,800
Total	$27,129,472	$64,703	$(302,070)	$26,892,105

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value
December 31, 2010
Municipal securities	$2,815,634	$69,582	$-	$2,885,216

December 31, 2009
Municipal securities	$2,996,826	$56,408	$(2,494)	$3,050,740

Proceeds from sales of securities available for sale were $6.5 million for 2010 and $59.4 million for 2009.  Gross gains of $156,165 and $918,187 and no gross losses were realized on the sales during 2010 and 2009, respectively.  Purchases of securities for 2010 totaled $12.7 million.  Purchases for 2009 totaled $58.7 million, all of which were Government National Mortgage Association (“GNMA”) pass-through mortgage backed securities.

Securities with unrealized losses for less than one year and one year or more were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31,2010:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$2,555,180	$(1,722)	$-	$-	$2,555,180	$(1,722)
Other mortgage-backed securities	-	-	247,566	(69,078)	247,566	(69,078)
Total	$2,555,180	$(1,722)	$247,566	$(69,078)	$2,802,746	$(70,800)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$15,498,626	$(268,671)	$273,428	$(5,926)	$15,772,054	$(274,597)
Other mortgage-backed securities			396,370	(27,473)	396,370	(27,473)
Total	$15,498,626	$(268,671)	$669,798	$(33,399)	$16,168,424	$(302,070)

Held to maturity:
Municipal securities	$331,478	$(2,494)	$-	$-	$331,478	$(2,494)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary-impairment (“OTTI”) in the fair value of its securities portfolio at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  As of December 31, 2010, the Company’s security portfolio consisted of forty-six securities.  Three securities were in an unrealized loss position for less than twelve months and one security was in an unrealized loss position for twelve months or longer and is discussed below:

Preferred Stock

The Company owns preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).  During June 2010, FNMA and FHLMC announced that the New York Stock Exchange would delist shares of its common and preferred shares in July because the common stock had not maintained a minimum stock price of $1.00 for thirty consecutive days.  Following this announcement, the preferred stock prices declined significantly.  At June 30, 2010, the FNMA Series R preferred share price was $0.36 (down from $0.93 per share at May 31, 2010) and the FHLMC Series 2007 Fixed-to-Floating Rate preferred share price was $0.34 (down from $1.05 per share at May 31, 2010).  In July the preferred shares began to trade on the over the counter market.  Each company continues to operate under the conservatorship of the Federal Housing Finance Agency and requires financial support from the U.S. Treasury Department.   No dividends have been paid on the preferred shares since dividend payments were suspended in September 2008.   These factors contributed to management’s decision to record an OTTI charge at June 30, 2010 in the amount of $47,200 to reduce the carrying value of the securities to an estimated fair value of $41,600.  During 2009, the Company recognized an OTTI charge of $111,200 on the preferred stock.

Mortgage-backed securities

At December 31, 2010, 87.6% of the mortgage-backed securities held by the Company were issued by the Government National Mortgage Association (“GNMA”), which are backed by the full faith and credit of the U.S. government, and 11.0% were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $247,566 which represents an unrealized loss of approximately $69,078 at December 31, 2010; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security is rated Aa2 by Moody’s and AAA by Standard & Poor’s rating services.  This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages.  No losses incurred on the mortgages in the pool have been assigned to the senior classes.  Although the borrowers are not required to make principal payments during the initial 10 year period, 68% of the original principal has been repaid as of December 31, 2010.  There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product.  Based on these factors, as of December 31, 2010, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.  The $69,078 estimated unrealized loss on the non-agency security as of December 31, 2010 is $108,174 less than the estimated unrealized loss of $177,252 at September 30, 2010.  At December 31, 2009, the estimated unrealized loss on this non-agency security was $27,473.  Management believes the decline in estimated fair value subsequent to year-end 2009 was primarily the result of the illiquidity of this security in the market, as well as management’s use of a new pricing service subsequent to year-end 2009 that used more conservative assumptions than in prior periods.

The fair value of debt securities and the carrying amount, if different, at year end 2010 by contractual maturity were as follows. Securities not due at a single maturity date, mortgage-backed securities and equity securities, are shown separately.

	Held-to-maturity
	Carrying Amount	Fair Value	Available for sale Fair Value

Due in one year or less	-	-	-
Due from one to five years	$632,783	$658,298	$4,929,436
Due from five to ten years	631,532	662,189	3,333,990
Due after ten years	1,551,319	1,564,729	-
Equity securities	-	-	70,720
Mortgage-backed securities	-	-	16,872,749
Total	$2,815,634	$2,885,216	$25,206,895

Securities with a fair value of $4,109,000 and $4,243,000 were pledged as collateral for public fund deposits at December 31, 2010 and 2009, respectively. Available for sale securities with a fair value of $6,126,000 and $2,979,000 were pledged as collateral for repurchase agreements (see Note 9) as of December 31, 2010 and 2009, respectively. Available for sale securities with a fair value of $13,024,000 and $1,626,000 were pledged as collateral to the Federal Home Loan Bank as of December 31, 2010 and 2009, respectively.

At December 31, 2010, there were no holdings of securities of specific issuers, other than mortgage backed securities issued by U.S. Government-sponsored enterprises and debentures issued by the Federal Home Loan Bank, in an amount greater than 10% of shareholders’ equity.

At December 31, 2009, other than mortgage backed securities issued by U.S. Government-sponsored enterprises, the following securities exceeded 10% of shareholders’ equity.

	Amortized Cost	Fair Value
Lakewood Ohio City School District	$324,065	$328,588
Meigs Ohio Local School District	300,616	313,059
Beachwood Ohio Municipal Complex	291,563	304,615
Hicksville Ohio Exempted Village School District	346,059	357,081
North Canton Ohio Water System	537,431	539,878
Portsmouth Ohio City School District	333,973	331,478
Wadsworth Ohio City School District	254,214	256,328
Fredericktown Ohio Local School District	426,893	433,113
GMAC Mortgage	423,843	396,370
	$3,238,657	$3,260,510

NOTE 4 – LOANS

Loans, by collateral type, were as follows at December 31:

	2010		2009
	Balance	Percent	Balance	Percent
Residential real estate	$30,320,666	29.1%	$33,147,634	31.6%
Multifamily real estate	7,465,237	7.2	5,757,491	5.5
Commercial real estate	42,222,715	40.4	47,639,944	45.4
Construction	2,137,849	2.1	3,958,572	3.8
Commercial	15,114,240	14.5	7,673,195	7.3
Consumer and home equity	7,013,694	6.7	6,719,205	6.4
Total Loans	104,274,401	100.0%	104,896,041	100.0%
Less: Allowance for loan losses	(3,055,766)		(3,945,670)
Net deferred loan fees	(72,441)		(95,206)
Loans, net	$101,146,194		$100,855,165

Approximately $23,966,000 and $23,436,000 of residential real estate loans were pledged as collateral for FHLB advances at December 31, 2010 and 2009, respectively.  Approximately $30,177,000 and $26,092,000 of commercial and home equity loans were pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at December 31, 2010 and 2009.

Activity in the allowance for loan losses for the years ended December 31 2010 and 2009 was as follows:

	2010	2009

Balance, January 1	$3,945,670	$3,398,284
Provision for loan losses	(116,147)	4,507,055
Loans charged-off	(953,126)	(4,428,448)
Recoveries of charged-off loans	179,369	468,779

Balance, December 31	$3,055,766	$3,945,670

Balance as a percentage of total loans	2.93%	3.76%

Loans individually considered impaired and nonperforming loans were as follows at December 31, 2010 and 2009, and during the years then ended:

	2010	2009
At December 31:
Loans past due over 90 days still on accrual	$11,495	$-
Nonaccrual loans, includes smaller balance homogeneous loans	3,452,600	5,826,976
Impaired loans, included in nonaccrual loans	3,409,242	5,826,976
Impaired loans with no allowance for loan losses allocated	3,371,759	5,826,976
Amount of the allowance for loan losses allocated	6,435	-

During the year ended December 31:
Average of impaired loans during the year	$5,002,536	$6,800,848
Interest income recognized during impairment	623	500
Cash-basis interest income recognized during impairment	623	500
Interest income foregone on nonaccrual loans	294,929	382,418

The recorded investment in loans is defined as the sum of the unpaid principal balance, accrued interest receivable and net deferred fees and deferred costs.  Because the recorded investment in loans is not materially different than the unpaid principal balance, the tables below are presented using the unpaid principal balance.

The following table presents the balance in the allowance for loan losses and the current principal balance of loans by portfolio segment and based on impairment method as of December 31, 2010:

	Allowance for Loan Loss	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Total Loans
1-4 family residential mortgage	$183,507	$23,716,528	$164,170	$23,880,698
1-4 family rental property	331,184	6,161,295	278,673	6,439,968
Multi-family real estate	454,670	7,396,465	68,772	7,465,237
Home equity	93,187	6,277,141	-	6,277,141
Consumer	10,818	736,553		736,553
Commercial	275,473	8,818,892	247,731	9,066,623
Commercial secured by trust assets	12,095	6,047,617	-	6,047,617
Commercial real estate:
Non-owner occupied	509,739	18,112,082	174,750	18,286,832
Owner occupied	1,043,458	22,594,876	1,341,007	23,935,883
Construction and development	141,635	1,003,710	1,134,139	2,137,849
Total	$3,055,766	$100,865,159	$3,409,242	$104,274,401

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$126,687	$-
1-4 family rental property	278,673	-
Multi-family real estate	68,772	-
Commercial	247,731	-
Commercial real estate:
Non-owner occupied	174,750	-
Owner occupied	1,341,007	-
Construction and development	1,134,139	-

With an allowance recorded:
1-4 family residential mortgage	37,483	6,435
	$3,409,242	$6,435

The following table presents the current principal balance of nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Days Past Due
	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Loans Not Past Due	Total
1-4 family residential mortgage	$207,521	$141,055	$-	$164,170	$512,746	$23,367,951	$23,880,697
1-4 family rental property	-	-	-	278,673	278,673	6,161,295	6,439,968
Multi-family real estate	-	-	-	68,772	68,772	7,396,465	7,465,237
Home equity loans	74,621	10,504	-	-	85,125	6,192,016	6,277,141
Consumer	4,898	-	11,495	43,359	59,752	676,801	736,553
Commercial	8,889	58,913	-	247,731	315,533	8,751,091	9,066,624
Secured by trust assets	-	-	-	-	-	6,047,617	6,047,617
Commercial real estate:
Non-owner occupied	61,800	-	-	174,750	236,550	18,050,282	18,286,832
Owner occupied	-	-	-	1,341,007	1,341,007	22,594,876	23,935,883
Construction and development	-	-	-	1,134,140	1,134,140	1,003,709	2,137,849
Total	$357,729	$210,472	$11,495	$3,452,602	$4,032,298	$100,242,103	$104,274,401

Credit Quality Indicators:

The Company classifies all non-homogeneous loans such as commercial and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk into four non-classified categories (i.e. passing grade loans) and three categories of classified loans.    This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans not analyzed as part of homogeneous groups include commercial, commercial real estate, multi-family real estate, construction and development loans.  Homogeneous groups of loans are not typically risk rated unless the loan is placed on nonaccrual status.  A loan may also be separated from the homogeneous pool and individually risk rated due to recurrent delinquency problems, typically 60 to 89 days past due. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total

1-4 Family residential mortgage	$23,135,647	$392,160	$-	$197,341	$155,550	$23,880,698
1-4 family rental property	-	5,413,008	453,930	573,030	-	6,439,968
Multi-family real estate	91,908	4,350,194	1,591,890	1,431,245	-	7,465,237
Home equity loans	6,055,818	200,000	2,582	18,741	-	6,277,141
Consumer	736,553	-	-	-	-	736,553
Commercial	-	14,450,762	311,832	281,043	70,603	15,114,240
Commercial real estate:
Non-owner occupied	-	13,879,607	3,434,311	972,914	-	18,286,832
Owner occupied	-	18,659,084	1,722,292	3,427,262	127,245	23,935,883
Construction and development	262,922	592,301	32,824	1,249,802	-	2,137,849
Total	$30,282,848	$57,937,116	$7,549,661	$8,151,378	$353,398	$104,274,401

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the current principal balance of residential and consumer loans based on payment activity as of December 31, 2010:

	Residential
	1-4 Family	Home Equity	Consumer	Total
Performing	$23,716,528	$6,277,141	$693,194	$30,686,863
Nonperforming	164,170	-	43,359	207,529
Total	$23,880,698	$6,277,141	$736,553	$30,894,392

Loans to principal officers, directors and their affiliates in 2010 were as follows:

Balances, January 1	$3,725,232
New Loans	6,253,553
Repayments and reductions due to resignations	(4,235,691)
Balances, December 31	$5,743,094

NOTE 5 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

Assets acquired in settlement of loans were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Interest in limited liability company	$1,305,437	$-
Residential real estate	401,111	1,160,603
Commercial real estate	-	196,706
Multi-family real estate	320,753	-
Land development	324,001	1,818,349
Total other real estate owned	$2,351,302	$3,175,658

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.

Costs after acquisition are expensed.  Expenditures that improve the fair value of the property are capitalized.  It is the Company’s intention to make periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.  Real estate owned at December 31, 2009 and subsequently sold during 2010 included a property placed into receivership.

The interest in the limited liability company was obtained through a U.S. Bankruptcy Code 363 sale.  The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale.  The carrying value of its interest is based upon the estimated fair value of the real estate less costs to sell.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 2010 and 2009:

	2010	2009
Land	$638,786	$638,786
Office building	2,091,242	2,031,368
Leasehold improvements	1,074,175	764,767
Furniture, fixtures and equipment	2,136,679	1,663,535
Premises and equipment, cost	5,940,882	5,098,456
Less: Accumulated depreciation	(2,479,427)	(2,146,064)
Premises and equipment, net	$3,461,455	$2,952,392

During the years ended December 31, 2010 and 2009, depreciation expense was $375,382 and $342,520, respectively.  Depreciation expense includes amortization of assets leased under capital leases.

The Company’s banking office located at 305 West Liberty Street in Wooster, Ohio, previously served as its main banking office.  Monthly rent for the leased premises for the first five years that ended in April 2006, was $4,200 plus an amount equal to the monthly payment to amortize the construction costs of $550,000 over 180 months, with an interest rate of 10%.  The base rent increases every five years by the percentage increase in the Consumer Price Index over the same five-year period.  The monthly base rent increased to $5,562 in May 2006.  The final scheduled increase in base rent will occur in May 2011. Base rent will remain at that level until the expiration of the lease in April 2016. The building portion of the lease is accounted for as a capital lease while the land portion of the lease is accounted for as an operating lease, due to the land exceeding 25% of the total fair value of the property.

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

One banking office was relocated to 6141 Whipple Ave NW, North Canton, Ohio in November 2010 from its former location at 4026 Dressler Road in Canton, Ohio, at the end of its lease term.  The landlord is a related party.  The original term of the new lease is twenty years commencing October 1, 2010.  The rent for the first six months is $22,752 and increases to $45,396 for the second six months.  Annual rent in year two through five is 90,792 increasing to $102,144 in year six through year ten, $114,912 in year eleven through year fifteen, and $129,276 in year sixteen through year twenty.  The Company has the option to renew the lease for six successive periods of five years each.

The Milltown banking office is located at 3562 Commerce Parkway in Wooster, Ohio. The Bank assumed an operating lease on the property upon the consummation of a purchase and assumption agreement (discussed in Note 7) in August 2004, and subsequently purchased the building in 2008.

The North Canton banking office is located at 600 South Main Street in North Canton, Ohio. The Bank owns the land and building, which was constructed during 2005. During 2010, the Company changed its main office to this location.

Rent expense was $211,141 and $186,800 for the years ended December 31, 2010 and 2009, respectively.  Estimated rental commitments under all leases for their non-cancelable periods were as follows as of December 31, 2010:

	Operating Leases	Capital Leases

2011	$181,503	$111,143
2012	178,616	115,724
2013	136,413	115,724
2014	131,289	115,724
2015	134,127	115,724
Thereafter	1,751,941	38,578

Total minimum lease payments	$2,513,889	$612,617

Amounts representing interest		(205,024)
Present value of minimum lease payments		$407,593

NOTE 7 – INTANGIBLE ASSETS

As a result of the Bank’s acquisition of its Milltown branch in 2004, the Bank recorded intangible assets of $749,600 related to identifiable intangibles.  At December 31, 2009, the intangible asset was fully amortized. Amortization expense totaled $59,900 in 2009.

NOTE 8 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more were $21,932,000 and $2,216,400 at December 31, 2010 and 2009, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2010:

2011	$45,212,388
2012	7,672,892
2013	715,062
2014	4,302
2015	-
Thereafter	-
$53,604,644

Included in certificates of deposit at December 31, 2010 and 2009 were deposits totaling $93,475 and $472,700, respectively, obtained through the Certificate of Deposit Account Registry Service (the “CDARS”).  This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multiple banking relationships. Under the reciprocal program, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Bank, also in insurable amounts under $250,000.

NOTE 9 – REPURCHASE AGREEMENTS

Repurchase agreements are financing arrangements that mature daily. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in a segregated safekeeping account at the Federal Home Loan Bank.  Information concerning the repurchase agreements for 2010 and 2009 is summarized as follows:

	2010	2009
Average daily balance during the year	$2,655,055	$1,059,040
Average interest rate during the year	0.32%	0.47%
Maximum month-end balance during the year	$5,475,299	$1,403,643
Interest rate at year-end	0.27%	0.56%

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

There were no overnight borrowings from the FHLB at year-end 2010 or 2009.

The following table details FHLB term advances as of December 31, 2010 and 2009:

	2010	2009
Four-year interest-only advance
4.98% fixed rate, maturing January 25, 2010	$-	$2,000,000
Four-year interest-only advance
5.25% fixed rate, maturing February 23, 2010	-	2,500,000
Two-year interest-only advance
3.02% fixed rate, maturing February 26, 2010	-	2,000,000
Two-year interest-only advance
2.65% fixed rate, maturing March 4, 2010	-	2,000,000
Two-year interest-only advance
3.19% fixed rate, maturing September 16, 2010	-	5,000,000
Two-year interest-only advance
2.08% fixed rate, maturing January 14, 2011	3,000,000	3,000,000
Three-year interest only advance
2.96% fixed rate, maturing March 11, 2011	2,000,000	2,000,000
Total advances	$5,000,000	$18,500,000

Each interest-only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances were collateralized by a blanket pledge of eligible residential real estate loans and specific securities in the available for sale securities portfolio.  At December 31, 2010, the Bank had approximately $17,400,000 in additional borrowing capacity available for future advances based upon current collateral. As of December 31, 2010, required principal payments on all FHLB advances over the next five years were as follows:

2011	$5,000,000
2012	-
2013	-
2014	-
2015	-
$5,000,000

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

Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized in the following table:

	December 31,	December 31,
	2010	2009
Available for sale securities	$25,206,895	$26,892,105

Quoted prices on active markets for identical assets (Level 1)
Equity securities	70,720	122,800
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	8,263,426	-

Mortgage-backed securities issued by U.S. Government-
sponsored enterprises	16,625,183	26,372,935
Other mortgage backed securities	247,566	396,370
Significant unobservable inputs (Level 3)	-	-

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Impaired loans:
1-4 family residential mortgage	-	-	$157,735	$157,735
1-4 family rental property	-	-	278,673	278,673
Multi-family real estate	-	-	68,772	68,772
Commercial	-	-	247,731	247,731
Commercial real estate:
Non-owner occupied	-	-	174,750	174,750
Owner occupied	-	-	1,341,007	1,341,007
Construction and development	-	-	1,134,139	1,134,139

Assets acquired in settlement of loans:
Residential	-	-	401,112	401,112
Construction	-	-	324,001	324,001

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	-	-	$4,370,389	$4,370,389
Assets acquired in settlement of loans	-	-	3,131,658	3,131,658

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,409,242 a specific allocation of the allowance for loan losses at December 31, 2010 of $6,435.  Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $718,750 in 2010.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,670,389 with no specific allocation of the allowance for loan losses at December 31, 2009.  Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $4,234,997 in 2009.

Gross write downs totaling $542,490 and $1,665,004 were recorded on other real estate during the 2010 and 2009.

The carrying amounts and estimated fair values of financial assets and liabilities at December 31 are as follows:

	2010		2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$32,682,000	$32,682,000	$24,166,000	$24,166,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	25,207,000	25,207,000	26,892,000	26,892,000
Securities held to maturity	2,816,000	2,885,000	2,997,000	3,051,000
Loans held for sale	637,000	637,000	195,000	195,000
Federal bank stock	1,557,700	NA	1,267,250	NA
Loans, net	101,146,000	100,206,000	100,855,000	101,308,000
Accrued interest receivable	429,000	429,000	413,000	413,000

Financial liabilities
Deposits	(143,216,000)	(143,669,000)	(139,799,000)	(140,668,000)
Repurchase agreements	(4,391,000)	(4,391,000)	(1,038,000)	(1,038,000)
FHLB advances	(5,000,000)	(5,013,000)	(18,500,000)	(18,638,000)
Accrued interest payable	(69,000)	(69,000)	(148,000)	(148,000)

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

NOTE 12 - INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31 2010 and 2009:

	2010	2009
Current federal	$-	$(250,989)
Deferred federal	(57,402)	(2,080,651)
Change in valuation allowance	(145,099)	2,080,651
Total income tax expense (benefit)	$(202,501)	$(250,989)

Effective tax rates differ from federal statutory rates applied to financial statement earnings (loss) due to the following:

	2010	2009
Federal Statutory Rate (34%) times
financial statement loss	$(1,126,288)	$(2,349,599)

Effect of:
Tax exempt income net of
disallowed interest expense	(36,497)	(34,497)
Stock based compensation	49,543	(8,681)
Write-off of deferred tax benefits	1,038,517	-
Change in valuation allowance	(145,099)	2,080,651
Other, net	17,323	61,137
Total income tax expense (benefit)	$(202,501)	$(250,989)

Deferred tax assets and liabilities were due to the following at December 31, 2010 and 2009:

Deferred Tax Assets	2010	2009
Allowance for loan losses	$1,038,960	$950,284
Deferred loan fees	24,552	33,675
Deferred and accrued compensation	11,900	4,694
Intangible asset amortization	147,258	164,248
Stock-based compensation	-	13,410
REO valuation allowance	159,763	1,062,688
Net operating loss carryforward	3,055,494	2,211,012
Other than temporary impairment of securities	1,025,924	1,009,876
Depreciation	153,830	98,687
Tax credit carryforward	45,715	45,715
Unrealized loss on securities available for sale	-	80,705
Other	10,141	8,913
Total deferred tax assets	5,673,537	5,683,907

Deferred tax liabilities
Unrealized gain on securities available for sale	(121,797)	-
Prepaid expense	(39,410)	(26,530)
Federal Home Loan Bank stock dividend	(58,480)	(58,480)
Other	(189)	(137)
Total deferred tax liabilities	(219,876)	(85,147)

Net deferred tax assets	5,453,661	5,598,760
Less: valuation allowance	(5,453,661)	(5,598,760)
Net deferred tax assets (liabilities)	$-	$-

A valuation allowance of $5,453,661 was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.

Internal Revenue Code section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  Accordingly, utilization of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against future taxable income upon change in control.

At February 19, 2010, a Stock Purchase Agreement between Ohio Legacy Corp and Excel Bancorp resulted in a section 382 limitation against pre-transaction Ohio Legacy Corp net operating loss carryforwards.  The Company reduced the deferred tax asset related to NOL carryforwards and the valuation allowance by $1,039,000.

At December 31, 2010, after consideration of the reduction to pre-transaction net operating losses due to the section 382 limitation, the Company had net operating loss carryforwards of approximately $8,987,000 that will expire as follows:  $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, $1,694,000 on December 31, 2029, and $5,742,000 on December 31, 2030.

In addition, the Company has approximately $46,000 of alternative minimum tax credits that may be carried forward indefinitely.

At December 31, 2010 and 2009, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

The Company and the Bank are subject to U.S. federal income tax. The Company is no longer subject to examination by federal taxing authorities for tax years prior to 2007.  The tax years 2007, 2008 and 2009 remain open to examination by the U.S. taxing authorities.

NOTE 13 - STOCK-BASED COMPENSATION

As a condition to the consummation of the closing of the Stock Purchase Agreement between the Company and Excel Financial (see Note 2), all outstanding options and warrants held by the Company’s directors and employees granted under the Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan (“Stock Ownership Plan”) and warrants (“Director Warrants”) granted to Directors who organized the Company following the closing in 2000 of the Company’s initial stock offering were cancelled and extinguished without consideration effective February 19, 2010 pursuant to stock option and warrant cancellation and surrender agreements between the Company and each of its directors and employees.  The Stock Ownership Plan expired on September 14, 2009.

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

The following table depicts the activity under the Stock Ownership Plan:

2010
Weighted
Average
Exercise
	Options	Price
Outstanding at January 1	162,300	$10.79
Granted	-
Forfeited	(162,300)	10.79
Exercised	-
Outstanding at December 31	-	-

Exercisable at December 31	-	-

All remaining Director Warrants totaling 35,000 shares (held by former directors who were not serving on the Board of Directors at the time of the closing) that entitled the purchase of one share of common stock for $10 per share expired unexercised on October 1, 2010.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table depicts the activity under this Plan:

	2010
	Options	Weighted Average Exercise Price
Outstanding, January 1	-	-
Granted	1,322,250	$2.30
Forfeited	(2,000)	2.30
Exercised	-	-
Outstanding, December 31	1,320,250	$2.30

Exercisable at December 31	-	-

The weighted average remaining contractual life of the options outstanding at December 31, 2010 was 9.53 years.  The intrinsic value of options outstanding was $0.

The fair market value of options granted was determined using the following weighted-average assumptions as of the grant date:

2010
Risk-free interest rate	1.11% - 1.83%
Expected term (years)	6.5
Expected stock price volatility	0.298
Dividend yield	0%

The weighted average fair value of options granted during 2010 was $0.78.  The Company has a policy of using authorized but unissued common shares to satisfy option exercises.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

2011	$207,229
2012	207,229
2013	207,229
2014	207,229
2015	103,165
$932,081

NOTE 14 – REGULATORY MATTERS

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

The Bank, through its Board of Directors, agreed to a Consent Order (the “Consent Order”) with the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”), dated February 17, 2009.  The Consent Order required the Board of Directors to submit a capital plan to the Assistant Deputy Comptroller that included specific plans to achieve and maintain Tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets.

The Consent Order provides that the OCC has the ability to take any action it deems appropriate in fulfilling its regulatory and supervisory responsibilities during the term of the Consent Order or upon the failure of the Bank to comply with the terms of the Consent Order.   Among the actions that may be taken by the OCC is the placing of the Bank into receivership.

As described in Note 2, the Company and the Bank entered into a Stock Purchase Agreement with Excel Financial.  At December 31, 2009, the Bank met the definition of critically undercapitalized.  The transactions contemplated by the Stock Purchase Agreement were approved by the Company’s shareholders at a special meeting of shareholders held on January 8, 2010.  After the closing of the Stock Purchase Agreement and the private sale, the Company contributed approximately $16.2 million to the capital of the Bank, improving the Bank’s capital to levels sufficient to meet the capital minimums required by the Consent Order.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Actual and required capital amounts (in thousands) and ratios are presented below at December 31, 2010 and 2009:

							To Be Well-
							Capitalized Under
			Consent Order		For Capital		Prompt Corrective
	Actual		Requirement		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total capital to risk-weighted assets
Premier Bank & Trust	$17,507	17.1%	$13,552	13.25%	$8,182	8.0%	$10,228	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	16,207	15.8%	na	na	4,091	4.0%	6,137	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	16,207	9.6%	$14,716	8.75%	6,727	4.0%	8,409	5.0%

2009
Total capital to risk-weighted assets
Premier Bank & Trust	$3,854	3.8%	$13,301	13.25%	$8,031	8.0%	$10,039	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	2,566	2.6%	na	na	4,016	4.0%	6,023	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	2,566	1.5%	$14,885	8.75%	6,805	4.0%	8,506	5.0%

The payment of dividends by the Bank to Ohio Legacy is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of the current year and prior two years retained earnings.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.  Based on its current and prior two years earnings, the Company is not able to declare dividends without prior approval from its regulators.  Pursuant to the Consent Order, prior to paying any dividends, the Bank must provide a written request to the OCC for review and determination of no supervisory objection.  In addition to the dividend restrictions above, the Bank is not permitted to issue brokered deposits without prior approval from its regulators.

NOTE 15 - LOAN COMMITMENTS AND RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used to make loans are also used to make such commitments, including obtaining collateral upon exercise of the commitment.

Commitments to make loans are generally made for periods of 30 days or less. The contractual amount of loan commitments with off-balance sheet risk was as follows at December 31 2010 and 2009:

	2010	2009
Commitments to make loans:
Variable rate	$2,035,000	$-
Fixed rate	788,400	-

Unused lines of credit, variable-rate	15,739,965	9,403,134
Standby letters of credit	-	-

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS	As of December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$14,476	$73,022
investment in subsidiary, Premier Bank & Trust, N.A.	16,565,480	2,327,503
Other assets	8,497	92,254
Total assets	$16,588,453	$2,492,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	117,937	126,268
Shareholders' equity	16,470,516	2,366,511
Total liabilities and shareholders' equity	$16,588,453	$2,492,779

CONDENSED STATEMENTS OF OPERATIONS	For the year ended December 31,
	2010	2009

Interest income	$-	$-
Interest expense	(9,693)	-
Net interest income	(9,693)	-

Professional fees	(42,309)	(234,676)
Investor expenses	(517,222)	-
Other expense	(95,363)	(80,607)
Loss before undistributed earnings of subsidiary	(664,587)	(315,283)

Equity in undistributed loss of subsidiary	(2,445,523)	(6,344,311)
Loss before income taxes	(3,110,110)	(6,659,594)

Income tax expense (benefit)	-	-

Net loss	$(3,110,110)	$(6,659,594)

CONDENSED STATEMENT OF CASH FLOWS	For the year ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,110,110)	$(6,659,594)
Adjustments:
Equity in undistributed loss of subsidiary	2,445,523	6,344,311
Net change in other assets and other liabilities	75,395	(474,228)
Net cash used by operating activities	(589,192)	(789,511)

Cash flows from investing activities:
Investment in bank subsidiary	(16,184,135)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock	16,714,781	-
Net change in cash and cash equivalents	(58,546)	(789,511)
Beginning cash and cash equivalents	73,022	862,533

Ending cash and cash equivalents	$14,476	$73,022

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) and the related tax effects were as follows during the year ended December 31 2010 and 2009:

	2010	2009
Unrealized holding gains (losses) on available for sale securities during the period	$704,557	$218,328
Reclassification adjustment for (gains) losses realized in income	(108,965)	(806,987)
	595,592	(588,659)
Tax effect	(202,501)	119,439
Other comprehensive income (loss)	$393,091	$(469,220)

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

Following Ohio Legacy’s capital investment and at December 31, 2010, the Bank exceeded the minimum capital ratios required under the Consent Order.  See Note 14 for information on the Bank’s capital levels at year end 2010.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ohio Legacy Corp
North Canton, Ohio

We have audited the accompanying consolidated balance sheets of Ohio Legacy Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio
March 30, 2011

EXECUTIVE OFFICERS OF OHIO LEGACY CORP AND OHIO LEGACY BANK, NATIONAL ASSOCIATION

Rick L. Hull, President and Chief Executive Officer
Denise M. Penz, Executive Vice President and Chief Operating Officer
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer

DIRECTORS OF OHIO LEGACY CORP

Louis Altman Co-Managing Partner, A. Altman Company Canton, Ohio	Robert F. Belden President, Belden Brick Company Canton, Ohio
Bruce A. Cassidy, Sr. Retired Business Executive Sarasota, Florida	Heather L. Davis Chief Financial Officer, Hammond Construction North Canton, Ohio
J. Edward Diamond Private Investor Canton, Ohio	Rick L. Hull Executive Officer North Canton, Ohio
Denise M. Penz Executive Officer St. Clairsville, Ohio	Wilbur R. Roat, Chairman Retired Bank Executive Kennett Square, Pennsylvania
Michael Steiner Retired Insurance Executive Wooster, Ohio	Frank Wenthur Retired Business Executive North Canton, Ohio
David B. Wurster CEO, BookMasters, Inc. Ashland, Ohio

CORPORATE AND BANK LOCATIONS

Wooster Office 305 West Liberty Street Wooster Ohio 44691	Belden Village Office 6141 Whipple Ave NW North Canton, Ohio 44720
Milltown Office 3562 Commerce Parkway Wooster, Ohio 44691	North Canton Corporate Office and Banking Center 600 South Main Street North Canton, Ohio 44720
Operations Center 2375 Benden Drive Suite C Wooster, Ohio 44691

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of Ohio Legacy Corp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2010, were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission's rules and forms.

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

Management of Ohio Legacy Corp, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the specified criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit non-accelerated filers to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There are no matters to be reported under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Board of Directors,“ “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Regarding the Board of Directors, its Committees and Corporate Governance—Code of Business Conduct and Ethics” and “Information Regarding the Board of Directors, its Committees and Corporate Governance—Audit and Compliance Committee”  in our definitive proxy statement relating to our 2011 annual meeting of shareholders to be filed pursuant to SEC Regulation 14A (our “2011 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Compensation of Executive Officers” and “Compensation of Directors” in our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference from the disclosure to be included under the caption, “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2010 with respect to common shares issuable under the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	1,330,400	$ 2.30	669,600

Equity compensation plans not approved by shareholders
	N/A	N/A	N/A

a)	Consists of (a) options to purchase 1,330,400 common shares granted under the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan

As a condition to the consummation of the closing of the Stock Purchase Agreement, stock options previously issued under the Ohio Legacy Omnibus Stock Option, Stock Ownership and Long-Term Incentive Plan and warrants to purchase 150,000 common shares granted to directors, officers and organizers of the Company in connection with our initial public offering in 2000 were cancelled and extinguished without consideration effective February 19, 2010 pursuant to stock option and warrant cancellation and surrender agreements between the Company and each of its directors and executive officers. Following the closing of the Stock Purchase Agreement, there were 35,500 common shares issuable under the Company’s equity compensation plans, consisting of (a) options to purchase 500 common shares (held by a former employee) and (b) warrants to purchase 35,000 common shares (held by former directors).  All of these options and warrants expired without exercise.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors, its Committees and Corporate Governance—Director Independence” in our 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the disclosure to be included under the caption “Audit and Compliance Committee Matters—Independent Registered Public Accounting Firm Services and Fees” in our 2011 Proxy Statement.

PART IV

Item 15. Exhibits

(a)	(1) Financial Statements.

The following consolidated financial statements of Ohio Legacy Corp are contained in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2)  Financial Statement Schedules.

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)  Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 69 of this Annual Report on Form 10-K.

(b)  Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 69 of this Annual Report on Form 10-K.  The documents listed in the Index to Exhibits are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)  Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

Date: March 30, 2011	By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)
Date: March 30, 2011

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date: March 30, 2011

By:	/s/ Wilbur R. Roat
Wilbur R. Roat, Chairman of the Board and Director
Date: March 30, 2011

By:	/s/ Louis Altman
Louis Altman, Director
Date: March 30, 2011

By:	/s/ Robert F. Belden
Robert F. Belden, Director
Date: March 30, 2010

By:	/s/ Bruce A. Cassidy, Sr.
Bruce A. Cassidy, Director
Date: March 30, 2011

By:	/s/ Heather L. Davis
Heather L. Davis, Director
Date: March 30, 2011

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director
Date: March 30, 2011

By:	/s/ Denise M. Penz
Denise M. Penz, Director
Date: March 30, 2011

By:	/s/ Michael S. Steiner
Michael S. Steiner, Director
Date: March 30, 2011

By:	/s/ Frank Wenthur
Frank Wenthur, Director
Date: March 30, 2011

By:	/s/ David B. Wurster
David B. Wurster, Director
Date: March 30, 2011

INDEX TO EXHIBITS

The following exhibits are included in this Annual Report on Form 10-K or are incorporated herein by reference as noted in the following table:

Exhibit Number	Description of Exhibit
2.1
Stock Purchase Agreement, dated as of November 15, 2009, by and among Excel Financial, LLC, Ohio Legacy Corp and Ohio Legacy Bank, National Association (incorporated herein by reference to Exhibit 99.2 to Ohio Legacy Corp’s Current Report on Form 8-K filed on November 16, 2009 (File No. 0-31673))

3.1
Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp as filed with the Ohio Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 to Ohio Legacy Corp’s Quarterly Report on Form 10QSB for the fiscal quarter ended June 30, 2003 (File No. 0-31673))

3.2
Amendment to Article Fourth of the Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp as filed with the Ohio Secretary of State on February 5, 2010 (incorporated herein by reference to Exhibit 3.2 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-31673))

3.3
Code of Regulations of Ohio Legacy Corp (incorporated herein by reference to Exhibit 3.2 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2003 (File No. 0-31673))

3.4
Amendment No. 1 to Code of Regulations of Ohio Legacy Corp (incorporated herein by reference to Exhibit 3.2 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2003 (File No. 0-31673))

10.1*	Ohio Legacy Corp. 2010 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Ohio Legacy Corp’s Current Report on Form 8-K filed May 20, 2010 (File No. 0-31673))
10.2*
Form of Incentive Stock Option Award Agreement under Ohio Legacy Corp. 2010 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Ohio Legacy Corp’s Current Report on Form 8-K filed July 15, 2010 (File No. 0-31673))

10.3*
Form of Nonqualified Stock Option Award Agreement under Ohio Legacy Corp. 2010 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Ohio Legacy Corp’s Current Report on Form 8-K filed July 15, 2010 (File No. 0-31673))

10.4*
Amended and Restated Employment Agreement, dated as of May 24, 2005, by and among Ohio Legacy Corp, Ohio Legacy Bank, N.A., and Michael D. Kramer (incorporated herein by reference to Exhibit 10.11 to Ohio Legacy Corp’s Current Report on Form 8-K filed May 26, 2005 (File No. 0-31673))

10.5*
Change in Control Agreement, dated as of December 18, 2007, by and between Ohio Legacy Bank and Gregory A. Spradlin (incorporated herein by reference to Exhibit 10.13 to Ohio Legacy Corp’s Annual Report on Form 10KSB for the fiscal year ended December 31, 2007 (File No. 0-31673))

10.6*
Change in Control Agreement, dated as of February 4, 2009, by and between Ohio Legacy Bank and Vanessa Richards (incorporated herein by reference to Exhibit 10.8 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-31673))

10.7*
Form of Stock Option and Warrant Cancellation and Surrender Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.7 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-31673))

10.8*
Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and D. Michael Kramer (incorporated herein by reference to Exhibit 10.8 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-31673))

10.9*
Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and Vanessa Richards (incorporated herein by reference to Exhibit 10.9 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-31673))

10.10*
Termination Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and Gregory A. Spradlin (incorporated herein by reference to Exhibit 10.10 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-31673))

21	Subsidiary of Ohio Legacy Corp
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

* Denotes management contract or compensatory arrangement.