Form 10-Q
period 2011-03-31
OHIO LEGACY CORP
filed 2011-05-13
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
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

OHIO LEGACY CORP
(Exact name of registrant as specified in its charter)

(330) 499-1900
Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 13, 2011, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011

FIRST QUARTER REPORT

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$1,258,327	$1,121,473
Federal funds sold and interest-bearing deposits in financial institutions	37,071,587	31,560,745
Cash and cash equivalents	38,329,914	32,682,218
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	16,816,032	25,206,895
Securities held to maturity (fair value March 31, 2011 - $2,896,914, December 31, 2010 - $2,885,216)	2,815,800	2,815,634
Loans held for sale	222,235	636,794
Loans, net of allowance of $3,110,033 and $3,055,766 at March 31, 2011 and December 31, 2010	101,953,427	101,146,194
Federal bank stock	1,518,000	1,557,700
Premises and equipment, net	3,369,985	3,461,455
Assets acquired in settlement of loans	2,252,175	2,351,302
Accrued interest receivable and other assets	789,785	658,779
Total assets	$168,167,353	$170,616,971

Commitments and contingent liabilities	-	-

LIABILITIES
Deposits:
Noninterest-bearing demand	$21,045,328	$20,760,836
Interest-bearing demand	9,636,888	9,564,745
Savings	62,978,215	59,285,422
Certificates of deposit, net	51,725,405	53,604,644
Total deposits	145,385,836	143,215,647
Repurchase agreements	5,507,566	4,391,252
Long-term Federal Home Loan Bank advances	-	5,000,000
Capital lease obligations	398,429	407,593
Accrued interest payable and other liabilities	813,758	1,131,963
Total liabilities	$152,105,589	$154,146,455

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value,
March 31, 2011 and December 31, 2010: 22,500,000 shared authorized, 19,714,564 shares issued and outstanding	35,654,897	35,603,803
Accumulated deficit	(19,757,578)	(19,289,011)
Accumulated other comprehensive income	164,445	155,724
Total shareholders' equity	16,061,764	16,470,516

Total liabilities and shareholders' equity	$168,167,353	$170,616,971

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$1,393,962	$1,503,851
Securities, taxable	147,963	260,248
Securities, tax-exempt	27,172	28,542
Interest-bearing deposits, federal funds sold and other	17,920	12,508
Dividends on federal bank stock	19,625	15,275
Total interest and dividend income	1,606,642	1,820,424

Interest expense:
Deposits	325,972	519,614
Long-term Federal Home Loan Bank advances	13,754	114,488
Repurchase agreements	2,591	1,083
Capital leases	16,332	17,690
Investor notes	-	9,693
Total interest expense	358,649	662,568
Net interest income	1,247,993	1,157,856
Provision for loan losses	23,772	76,772
Net interest income after provision for loan losses	1,224,221	1,081,084
Noninterest income:
Service charges and other fees	153,194	169,430
Trust and brokerage fees	165,838	-
Gain on sales of securities available for sale, net	32,999	-
Gain on sale of loans	26,747	3,465
Gain (loss) on disposition of other real estate owned	(35,299)	11,543
Loss on disposition of fixed assets	(1,337)	(1,506)
Other income	10,212	14,849
Total noninterest income	352,354	197,781

Noninterest expense:
Salaries and benefits	1,045,550	969,861
Occupancy and equipment	245,836	214,699
Professional fees	134,651	271,847
Franchise tax	53,800	9,050
Data processing	179,995	152,706
Marketing and advertising	22,948	65,087
Stationery and supplies	18,448	16,880
Deposit expense and insurance	113,209	200,819
Investor expenses	-	517,222
Other expenses	230,705	190,384
Total noninterest expense	2,045,142	2,608,555
Net loss before income taxes	(468,567)	(1,329,690)
Income tax benefit	-	-
Net loss	$(468,567)	$(1,329,690)

Basic loss per share	$(0.02)	$(0.13)
Diluted loss per share	$(0.02)	$(0.13)

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Balance, beginning of period	$16,470,516	$2,366,511

Stock based compensation expense	51,094	2,143

Proceeds on sale of common stock, net	-	16,714,781

Comprehensive income (loss):
Net income (loss)	(468,567)	(1,329,690)
Net unrealized income (loss) on securities available for sale arising during the period, including effect of reclassifications	8,721	128,180
Total comprehensive income (loss)	(459,846)	(1,201,510)
Balance, end of period	$16,061,764	$17,881,925

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(468,567)	$(1,329,690)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	23,772	76,772
Depreciation and amortization	94,761	83,904
Loss on disposition of fixed assets	1,337	1,506
Securities amortization and accretion, net	87,268	48,674
Origination of loans held for sale	(719,150)	-
Proceeds from sales of loans held for sale	1,383,656	198,712
Loss (gain) on disposition of real estate owned	35,299	(11,543)
Gain on sale of securities available for sale	(32,999)	-

Gain on sale of loans held for sale	(26,747)	(3,465)
Stock based compensation expense	51,094	2,143
Net change in:
Accrued interest receivable and other assets	(131,006)	(209,838)
Accrued interest payable and other liabilities	(318,205)	(270)
Deferred loan fees	23,203	(5,522)
Net cash from operating activities	3,717	(1,148,617)

Cash flows from investing activities:
Purchases of securities available for sale	(984,645)	(2,034,779)
(Purchases) or redemptions of federal bank stock	39,700	-
Maturities, calls and paydowns of securities available for sale	4,377,950	1,361,656
Sales of securities available for sale	4,951,844	-
Proceeds from sale of other real estate owned	191,101	430,648
Participation loans purchased	(725,000)	-
Net change in loans	(479,681)	4,105,987
Proceeds from sale of premises and equipment	13,250	-
Acquisition of premises and equipment	(17,879)	(221,405)
Net cash from investing activities	7,341,982	3,642,107

Cash flows from financing activities
Net change in deposits	2,170,189	843,952
Net change in repurchase agreements	1,116,314	(389,856)
Repayment of capital lease obligations	(9,164)	(7,806)
Repayments of FHLB advances	(5,000,000)	(8,500,000)
Net proceeds from issuance of common stock	-	16,714,781
Net cash from financing activities	(1,722,661)	8,661,071

Net change in cash and cash equivalents	5,647,696	11,154,561
Cash and cash equivalents at beginning of period	32,682,218	24,165,790

Cash and cash equivalents at end of period	$38,329,914	$35,320,351

See notes to the consolidated financial statements.

	For the Three Months Ended
	March 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash received during the period:
Federal income tax refund	$-	$-

Cash paid during the period for:
Interest	395,200	702,853
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	127,272	212,510

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2011, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP.  However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, which includes information and disclosures not presented in this report.  Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements.  The Company has consistently followed those policies in preparing this Form 10-Q.

Use of Estimates:  To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, judgments about the other than temporary impairment of securities, fair value of financial instruments, valuation of deferred tax assets and the fair value of assets acquired in settlement of loans are particularly subject to change.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  The reclassifications had no impact on reported net income or shareholders’ equity.

Adoption of New Accounting Pronouncements:

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses:  In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of FinancingReceivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period. New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance had no impact to the financial statements except for the additional disclosures.

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

No. 2011-02 | Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring:  In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted.  In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  Management is currently working through the guidance to determine the impact, if any.

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

As discussed in Note 9, the Bank entered into a Consent Order in 2009 that specified achievement of higher capital ratios.  Following the Closing, the Bank exceeded the minimum capital ratios required under the Consent Order with the OCC of tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets.  However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Various management and board changes also took place as contemplated by the Stock Purchase Agreement.

The issuance of common stock to Excel Bancorp resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code.  As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation.  The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change.  The annual limitation imposed under Section 382 would limit the deduction for both the carryforward tax attributes and the built-in losses realized within five years of the date of the ownership change to approximately $93,000 per year.  Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits will not be recorded in the financial statements.  See Note 10 for additional information regarding net operating loss carryforwards.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is equal to net income (loss) divided by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares that may be issued upon the exercise of stock options and stock warrants.  The following table details the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31,
	2011	2010
BASIC:
Net loss	$(468,567)	$(1,329,690)
Weighted average common shares outstanding	19,714,564	10,186,786
Basic loss per share	$(0.02)	$(0.13)

DILUTED:
Net loss	$(468,567)	$(1,329,690)
Weighted average common shares outstanding	19,714,564	10,186,786
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	19,714,564	10,186,786
Diluted loss per common share	$(0.02)	$(0.13)

The dilutive potential common shares that were excluded from the computation of diluted earnings per share because the effect of their exercise was anti-dilutive totaled 1,330,244 shares for the three months ending March 31, 2011 and 35,000 for the three months ending March 31, 2010.

NOTE 4 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value
March 31, 2011
U.S. Government-sponsored enterprises	$4,792,632	$4,821	$-	$4,797,453
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	11,306,732	282,672	(5,203)	11,584,201
Other mortgage-backed securities	309,822	-	(67,594)	242,228
Equity securities	39,900	152,250	-	192,150
Total	$16,449,086	$439,743	$(72,797)	$16,816,032

December 31, 2010
U.S. Government-sponsored enterprises	$8,261,724	$3,424	$(1,722)	$8,263,426
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	16,228,702	396,481	-	16,625,183
Other mortgage-backed securities	316,644	-	(69,078)	247,566
Equity securities	41,600	29,120	-	70,720
Total	$24,848,670	$429,025	$(70,800)	$25,206,895

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value
March 31, 2011
Municipal securities	$2,815,800	$81,114	$-	$2,896,914

December 31, 2010
Municipal securities	$2,815,634	$69,582	$-	$2,885,216

The fair value of debt securities and the carrying amount, if different, at March 31, 2011 by expected maturity are depicted in the following table.  Expected maturities may differ from contractual maturities because the loans underlying the mortgage-backed securities generally can be prepaid without penalty.

	Held-to-maturity		Available for sale
	Carrying Amount	Fair Value	Fair Value

Due in one year or less	-	-	-
Due from one to five years	$634,857	$659,783	$1,502,627
Due from five to ten years	629,962	658,087	3,294,826
Due after ten years	1,550,981	1,579,044	-
Equity securities	-	-	192,150
Mortgage-backed securities	-	-	11,826,429
Total	$2,815,800	$2,896,914	$16,816,032

The following summarizes the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$1,960,188	$(5,203)	$-	$-	1,960,188	(5,203)
Other mortgage-backed securities	-	-	242,228	(67,594)	$242,228	$(67,594)
Total	$1,960,188	$(5,203)	$242,228	$(67,594)	$2,202,416	$(72,797)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government agencies	$2,555,180	$(1,722)	$-	$-	$2,555,180	$(1,722)
Other mortgage-backed securities	-	-	247,566	(69,078)	247,566	(69,078)
Total	$2,555,180	$(1,722)	$247,566	$(69,078)	$2,802,746	$(70,800)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of March 31, 2011, the Company’s security portfolio consisted of 38 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $242,228 which represents an unrealized loss of approximately $67,594 at March 31, 2011; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security is rated Aa2 by Moody’s and AAA by Standard & Poor’s rating services.    This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages.  No losses incurred on the mortgages in the pool have been assigned to the senior classes.  Although the borrowers are not required to make principal payments during the initial 10 year period, 69% of the original principal has been repaid as of March 31, 2011. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of March 31, 2011, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 5 – LOANS

Loans, by collateral type, were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Balance	Percent	Balance	Percent
Residential real estate	$32,044,752	30.5%	$30,320,666	29.1%
Multifamily real estate	5,311,184	5.0%	7,465,237	7.2%
Commercial real estate	42,755,786	40.7%	42,222,715	40.4%
Construction	2,956,287	2.8%	2,137,849	2.1%
Commercial	14,506,096	13.8%	15,114,240	14.5%
Consumer and home equity	7,538,592	7.2%	7,013,694	6.7%
Total Loans	105,112,697	100.0%	104,274,401	100.0%
Less: Allowance for loan losses	(3,110,033)		(3,055,766)
Net Deferred Loan Fees	(49,237)		(72,441)
Loans, net	$101,953,427		$101,146,194

Approximately $24,636,000 and $23,966,000 of residential real estate loans were pledged as collateral to support available borrowing capacity at the Federal Home Loan Bank at March 31, 2011 and for advances outstanding and additional borrowing capacity at December 31, 2010, respectively.  Approximately $29,446,000 and $30,177,000 of commercial and home equity loans were pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at March 31, 2011 and December 31, 2010.

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	For the Three Months Ended
	March 31,
	2011	2010

Balance, beginning of period	$3,055,766	$3,945,670
Provision for loan losses	23,772	76,772
Loans charged-off	(174)	(3,896)
Recoveries of charged-off loans	30,669	14,460

Balance, end of period	$3,110,033	$4,033,006

Balance as a percentage of total loans	2.96%	4.01%

Activity in the allowance for loan loss by portfolio segment for the three months ended March 31, 2011 was as follows:

	1-4 family residential	1-4 family rental	Multi-family real state	Home Equity	Consumer	Commercial	Commercial Secured by Trust Assets

Balance, December 31, 2010	$183,507	$331,184	$454,670	$93,187	$10,818	$275,473	$12,095
Provision for loan losses	9,963	(115,792)	71,951	2,873	2,116	45,004	9
Charge-offs	-	-	-	-	(174)	-	-
Recoveries	-	-	-	-	498	473	-
Balance, March 31, 2011	$193,470	$215,392	$526,621	$96,060	$13,258	$320,950	$12,104

	Commercial real estate
	Non-owner occupied	Owner Occupied	Construction	Total

Balance, December 31, 2010	$509,739	$1,043,458	$141,635	$3,055,766
Provision for loan losses	27,878	(20,409)	179	23,772
Charge-offs	-	-	-	(174)
Recoveries	-	23,698	6,000	30,669
Balance, March 31, 2011	$537,617	$1,046,747	$147,814	$3,110,033

Loans individually considered impaired and nonaccrual loans were as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Loans past due over 90 days still on accrual	$14,832	$11,495
Nonaccrual loans, includes smaller balance homogeneous loans	3,519,307	3,452,602
Impaired loans, included in nonaccrual loans	3,353,189	3,409,242
Impaired loans with no allowance for loan losses allocated	3,021,975	3,371,759
Amount of the allowance for loan losses allocated	125,330	6,435

No interest income was recognized during impairment for the three months ending March 31, 2011.

The recorded investment in loans is defined as the sum of the unpaid principal balance, accrued interest receivable and net deferred fees and deferred costs.  Because the recorded investment in loans is not materially different than the unpaid principal balance, the tables below are presented using the unpaid principal balance.

The following tables present the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method.

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
March 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$187,035	$27,544,902	$6,435	$366,702	$193,470	$27,911,604
1-4 family rental property	215,392	3,936,483	-	196,666	215,392	4,133,149
Multi-family real estate	526,621	5,311,184	-	-	526,621	5,311,184
Home equity	96,060	6,481,116	-	11,940	96,060	6,493,056
Consumer	13,259	1,045,536	-	-	13,259	1,045,536
Commercial	247,583	8,157,975	73,367	296,290	320,950	8,454,265
Commercial secured by trust assets	12,104	6,051,831	-	-	12,104	6,051,831
Commercial real estate:
Non-owner occupied	521,438	18,973,726	16,179	234,150	537,617	19,207,876
Owner occupied	1,017,397	22,292,978	29,349	1,254,931	1,046,746	23,547,909
Construction and development	147,814	1,963,777	-	992,510	147,814	2,956,287
Total	$2,984,703	$101,759,508	$125,330	$3,353,189	$3,110,033	$105,112,697

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2010	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$177,072	$23,716,528	$6,435	$164,170	$183,507	$23,880,698
1-4 family rental property	331,184	6,161,295	-	278,673	331,184	6,439,968
Multi-family real estate	454,670	7,396,465	-	68,772	454,670	7,465,237
Home equity	93,187	6,277,141	-	-	93,187	6,277,141
Consumer	10,818	736,553	-	-	10,818	736,553
Commercial	275,473	8,818,892	-	247,731	275,473	9,066,623
Commercial secured by trust assets	12,095	6,047,617	-	-	12,095	6,047,617
Commercial real estate:
Non-owner occupied	509,739	18,112,082	-	174,750	509,739	18,286,832
Owner occupied	1,043,458	22,594,876	-	1,341,007	1,043,458	23,935,883
Construction and development	141,635	1,003,710	-	1,134,139	141,635	2,137,849
Total	$3,049,331	$100,865,159	$6,435	$3,409,242	$3,055,766	$104,274,401

The following table presents loans individually evaluated for impairment by loan class.

	March 31, 2011			December 31, 2010
	Average Recorded Investment	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$254,349	$329,219	$-	$126,687	$-
1-4 family rental property	224,190	196,666	-	278,673	-
Multi-family real estate	45,848	-	-	68,772	-
Home equity	3,980	11,940	-	-	-
Commercial	212,184	148,754	-	247,731	-
Commercial real estate:
Non-owner occupied	194,150	172,350	-	174,750	-
Owner occupied	1,227,597	1,170,536	-	1,341,007	-
Construction and development	1,055,427	992,510	-	1,134,139	-

With an allowance recorded:
1-4 Single family residential mortgage	31,048	37,483	6,435	37,483	6,435
Commercial	40,851	147,535	73,367	-	-
Commercial real estate:
Non-owner occupied	15,207	61,800	16,179	-	-
Owner occupied	18,349	84,396	29,349	-	-
	$3,323,180	$3,353,189	$125,330	$3,409,242	$6,435

The following table presents information for loans individually evaluated for impairment as of March 31, 2010:
March 31, 2010

Average of impaired loans during the period	$5,625,690
Interest income recognized during impairment	-
Cash-basis income recognized during impairment	-

The following tables present the aging of the recorded investment in past due loans by class of loans.

		Days Past Due
March 31, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$27,124,487	$420,415	$-	$-	$366,702	$787,117	$27,911,604
1-4 family rental property	3,936,483	-	-	-	196,666	196,666	4,133,149
Multi-family real estate	5,311,184	-	-	-	-	-	5,311,184
Home equity loans	6,377,311	73,896	29,909	-	11,940	115,745	6,493,056
Consumer	853,161	295	15,445	10,518	166,117	192,375	1,045,536
Commercial	7,833,281	320,380	-	4,314	296,290	620,984	8,454,265
Commericial secured by trust assets	6,051,831	-	-	-	-	-	6,051,831
Commercial real estate:						-
Non-owner occupied	18,973,726	-	-	-	234,150	234,150	19,207,876
Owner occupied	22,216,564	76,413	-	-	1,254,932	1,331,345	23,547,909
Construction and development	1,963,777	-	-	-	992,510	992,510	2,956,287
Total	$100,641,805	$891,399	$45,354	$14,832	$3,519,307	$4,470,892	$105,112,697

		Days Past Due
December 31, 2010	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$23,367,952	$207,521	$141,055	$-	$164,170	$512,746	$23,880,698
1-4 family rental property	6,161,295	-	-	-	278,673	278,673	6,439,968
Multi-family real estate	7,396,465	-	-	-	68,772	68,772	7,465,237
Home equity loans	6,192,016	74,621	10,504	-	-	85,125	6,277,141
Consumer	676,801	4,898	-	11,495	43,359	59,752	736,553
Commercial	8,751,090	8,889	58,913	-	247,731	315,533	9,066,623
Commercial secured by trust assets	6,047,617	-	-	-		-	6,047,617
Commercial real estate:						-	-
Non-owner occupied	18,050,282	61,800	-	-	174,750	236,550	18,286,832
Owner occupied	22,594,876	-	-	-	1,341,007	1,341,007	23,935,883
Construction and development	1,003,709	-	-	-	1,134,140	1,134,140	2,137,849
Total	$100,242,103	$357,729	$210,472	$11,495	$3,452,602	$4,032,298	$104,274,401

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans not analyzed as part of homogeneous groups include commercial, commercial real estate, multi-family real estate, construction and development loans.  Homogeneous groups of loans are not typically risk rated unless the loan is placed on nonaccrual status.  A loan may also be separated from the homogeneous pool and individually risk rated due to recurrent delinquency problems, typically 60 to 89 days past due.  The risk category of loans by class of loans was as follows:

March 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total

1-4 Family residential mortgage	$23,033,478	$3,495,701	$438,513	$792,710	$151,202	$27,911,604
1-4 family rental property	130,000	3,238,402	370,545	394,202	-	4,133,149
Multi-family real estate	-	2,515,888	1,998,773	796,523	-	5,311,184
Home equity loans	6,377,095	83,347	2,311	30,303	-	6,493,056
Consumer	1,045,536	-	-	-	-	1,045,536
Commercial	-	7,826,701	279,884	264,803	82,877	8,454,265
Commercial secured by trust assets		6,051,831	-	-	-	6,051,831
Commercial real estate:
Non-owner occupied	-	14,668,359	3,515,251	962,466	61,800	19,207,876
Owner occupied	537,468	18,001,532	1,647,757	3,238,439	122,713	23,547,909
Construction and development	546,791	1,385,662	31,324	992,510		2,956,287
Total	$31,670,368	$57,267,423	$8,284,358	$7,471,956	$418,592	$105,112,697

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total

1-4 family residential mortgage	$23,135,647	$392,160	$-	$197,341	$155,550	$23,880,698
1-4 family rental property	-	5,413,008	453,930	573,030	-	6,439,968
Multi-family real estate	91,908	4,350,194	1,591,890	1,431,245	-	7,465,237
Home equity loans	6,055,818	200,000	2,582	18,741	-	6,277,141
Consumer	736,553	-	-	-	-	736,553
Commercial	-	8,403,145	311,832	281,043	70,603	9,066,623
Commercial secured by trust assets	-	6,047,617	-	-	-	6,047,617
Commercial real estate:
Non-owner occupied	-	13,879,607	3,434,311	972,914	-	18,286,832
Owner occupied	-	18,659,084	1,722,292	3,427,262	127,245	23,935,883
Construction and development	262,922	592,301	32,824	1,249,802	-	2,137,849
Total	$30,282,848	$57,937,116	$7,549,661	$8,151,378	$353,398	$104,274,401

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the current principal balance of residential and consumer loans based on payment activity:

	Residential
March 31, 2011	1-4 family	Home Equity	Consumer	Total
Performing	$27,544,902	$6,481,116	$879,419	$34,905,437
Nonperforming	366,702	11,940	166,117	544,759
Total	$27,911,604	$6,493,056	$1,045,536	$35,450,196

	Residential
December31, 2010	1-4 Family	Home Equity	Consumer	Total
Performing	$23,716,528	$6,277,141	$693,194	$30,686,863
Nonperforming	164,170	-	43,359	207,529
Total	$23,880,698	$6,277,141	$736,553	$30,894,392

NOTE 6 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. The Company makes periodic reassessments of the value of assets held in this category and record valuation adjustments or write-downs as the reassessments dictate.

Assets acquired in settlement of loans were as follows:

	March 31,	December 31,
	2011	2010
Interest in limited liability company	$1,305,437	$1,305,437
Residential real estate	174,712	401,111
Commercial real estate		-
Multi-family real estate	389,525	320,753
Land development	382,501	324,001
Total	$2,252,175	$2,351,302

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

There were no direct write-downs of other real estate owned during the three months ended March 31, 2011 or 2010.

NOTE 7 – FAIR VALUE

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Securities:  The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using matrix pricing, which is a mathematical technique used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

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

Assets measured at fair value on a recurring basis are summarized in the following table:

	March 31,	December 31,
	2011	2010
Available for sale securities	$16,816,032	$25,206,895

Quoted prices on active markets for identical assets (Level 1)
Equity securities	192,150	70,720
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	4,797,453	8,263,426
Mortgage-backed securities issued by U.S. Government-
sponsored enterprises	11,584,201	16,625,183
Other mortgage backed securities	242,228	247,566
Significant unobservable inputs (Level 3)	-	-

Assets measured at fair value on a non-recurring basis are summarized in the following table:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011:
Impaired loans:
1-4 family residential mortgage	-	-	$360,267	$360,267
1-4 family rental property	-	-	196,666	196,666
Home equity			11,940	11,940
Multi-family real estate	-	-	-	-
Commercial	-	-	222,923	222,923
Commercial real estate:
Non-owner occupied	-	-	217,971	217,971
Owner occupied	-	-	1,225,582	1,225,582
Construction and development	-	-	992,510	992,510

Assets acquired in settlement of loans:
Residential	-	-	174,711	174,711
Construction	-	-	324,001	324,001

December 31, 2010:
Impaired loans:
1-4 family residential mortgage	-	-	$157,735	$157,735
1-4 family rental property	-	-	278,673	278,673
Multi-family real estate	-	-	68,772	68,772
Commercial	-	-	247,731	247,731
Commercial real estate:
Non-owner occupied	-	-	174,750	174,750
Owner occupied	-	-	1,341,007	1,341,007
Construction and development	-	-	1,134,139	1,134,139

Assets acquired in settlement of loans:
Residential	-	-	401,112	401,112
Construction	-	-	324,001	324,001

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,353,189, with a valuation allowance of $125,330 at March 31, 2011, resulting in an additional provision for loan losses of $118,895 for the three months ended March 31, 2011.  At December 31, 2010, impaired loans had a principal balance of $3,409,242 with a valuation allowance of $6,435, resulting in an additional provision for loan losses of $718,750 in 2010, of which $151,140 was provided for during the three months ended March 31, 2010.

Assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $2,252,175 at March 31, 2011 and $2,351,302 at December 31, 2010.  There were no direct write-downs in the value of these assets during the three months ended March 31, 2011.  Gross write-downs totaling $542,490 were recorded on assets acquired in settlement of loans during 2010. There were no direct write-downs during the three months ended March 31, 2010.

The carrying amounts and estimated fair values of financial assets and liabilities are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$38,330,000	$38,330,000	$32,682,000	$32,682,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	16,816,000	16,816,000	25,207,000	25,207,000
Securities held to maturity	2,816,000	2,897,000	2,816,000	2,885,000
Loans held for sale	222,000	226,000	637,000	637,000
Loans, net	101,953,000	101,119,000	101,146,000	100,206,000
Federal bank stock	1,518,000	NA	1,557,700	NA
Accrued interest receivable	438,000	438,000	429,000	429,000

Financial liabilities
Deposits	(145,386,000)	(145,786,000)	(143,216,000)	(143,669,000)
Repurchase agreements	(5,508,000)	(5,508,000)	(4,391,000)	(4,391,000)
Federal Home Loan Bank advances	-	-	(5,000,000)	(5,013,000)
Accrued interest payable	(49,000)	(49,000)	(69,000)	(69,000)

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

NOTE 8 – STOCK BASED COMPENSATION

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

The following table depicts the activity under this Plan:

	2011
	Options	Weighted Average Exercise Price
Outstanding, January 1	1,330,400	$2.30
Granted	-	-
Forfeited	(500)	2.30
Exercised	-	-
Outstanding, March 31	1,329,900	$2.30

The weighted average remaining contractual life of the options outstanding at March 31, 2011 was 9.28 years.  The intrinsic value of options outstanding was $0.

No options were granted during 2011.  The fair market value of options granted during 2010 was determined using the following weighted-average assumptions as of grant date:

2010
Risk-free interest rate	1.11% - 1.83%
Expected term	6.5 years
Expected stock price volatility	0.298
Dividend yield	0%

The weighted average fair value of options granted during 2010 was $0.78.  The Company has a policy of using authorized by unissued common shares to satisfy option exercises.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

For the remainder of 2011	$156,390
2012	207,151
2013	207,151
2014	207,151
2015	103,127
Total	$880,970

NOTE 9 – REGULATORY MATTERS

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

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2011 and December 31, 2010:

							To Be Well-
							Capitalized Under
			Consent Order		For Capital		Prompt Corrective
	Actual		Requirement		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$17,015	16.4%	$13,732	13.25%	$8,291	8.0%	$10,364	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	15,705	15.2%	na	na	4,145	4.0%	6,218	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	15,705	9.4%	$14,657	8.75%	6,700	4.0%	8,375	5.0%

December 31, 2010:
Total capital to risk-weighted assets
Premier Bank & Trust	$17,507	17.1%	$13,552	13.25%	$8,182	8.0%	$10,228	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	16,207	15.8%	na	na	4,091	4.0%	6,137	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	16,207	9.6%	$14,716	8.75%	6,727	4.0%	8,409	5.0%

Note 10 – Income Taxes

A valuation allowance of $5,724,835 at March 31, 2011 and $5,453,661 at December 31, 2010, was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero.

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

At February 19, 2010, a Stock Purchase Agreement between Ohio Legacy Corp and Excel Bancorp resulted in a section 382 limitation against pre-transaction Ohio Legacy Corp net operating loss carryforwards.  The Company reduced the deferred tax asset related to NOL carryforwards and the valuation allowance by $1,039,000 in 2010.

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

Item 2.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of March 31, 2011, and results of operations as of and for the three ended March 31, 2011 and 2010.  This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which can be identified by the use of forward-looking terminology, such as “may,” “might,” “could,” “would,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project,” or “continue” or the negative version of such terms or comparable terminology.  All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our outlook, financial position, results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

During the first quarter of last year, the Company completed the issuance of 17,500,000 of unregistered shares of its common stock to meet the regulatory capital requirements imposed by the Consent Order issued by the Bank’s principal federal regulator (See Notes 2 and 9).  As a result of the stock issuance, Excel Bancorp acquired 76% of the outstanding shares of the Company, new senior management was installed, and nine new directors were appointed to the Board of Directors during 2010.   Following the Closing, the Company invested $16.2 million of the proceeds of the stock offering in the Bank as additional capital.

The following key factors summarize the Company’s financial condition at March 31, 2011 compared to December 31, 2010:

•
Total assets decreased $2.4 million from $170.6 million to $168.2 million as the Company reduced the leverage in the balance sheet through the repayment of $5 million in debt with the Federal Home Loan Bank.

•	Liquidity remained high with cash and cash equivalents increasing $5.6 million to $38.3 million.
•	Total deposits increased $2.2 million from $143.2 million to $145.4 million with a continuation of the trend by depositors to invest in money market funds reducing time deposits.
•	Total shareholders’ equity decreased $409,000 from $16.5 million to $16.1 million due to the operating loss recorded by the Company for the first quarter of 2011.
•	The Bank’s capital ratios exceeded the minimum ratios required by the Consent Order;
•	Net loans increased modestly by $807,000 to $102.0 million.
•	Nonperforming assets (including nonaccrual loans, loans past due ninety days and still accruing interest and assets acquired in settlement of loans) were nearly unchanged at $5.8 million.

The following key factors summarize our results of operations for the three months ending March 31, 2011:

•	The Company incurred a net loss of $468,567 for the first quarter of 2011, down from $1.3 million for the same quarter in 2010.
•	Net interest income improved by $90,137 compared to the same period in 2010.
•	The provision for loan loss was $23,772 compared to $76,772 for the same period in 2010.
•
Noninterest expense decreased by $563,413 principally due to the absence of investor expenses of $517,222 recorded in the first quarter of 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.

The following forward-looking statements describe our near term outlook:

•	Credit quality is expected to remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Operating expenses associated with the change in management during 2010 and new services are expected to be higher than the historical compensation costs at the Company;
•	Noninterest income related to the introduction of trust, investment and wealth management services during the second quarter of 2010 is expected to expand.
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain high until asset quality and earnings improve.

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

Valuation allowance for deferred tax assets.  Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $8,987,000 will expire as follows: $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, $1,694,000 on December 31, 2029, and $5,742,000 on December 31, 2030.  A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero.  Additional information is included in Notes 10 to our consolidated financial statements.

FINANCIAL CONDITION – March 31, 2011 compared to December 31, 2010

Assets. At March 31, 2011, total assets decreased to $168.2 million, down $2.4 million from $170.6 million at December 31, 2010.   The decrease was principally due to the repayment from operating liquidity of Federal Home Loan Bank advances totaling $5 million during the first quarter of 2011.

Cash and Cash Equivalents.  Cash and cash equivalents increased to $38.3 million at March 31, 2011, up $5.6 million from $32.7 million at year-end 2010.  The increase in cash was due to proceeds received from sales and calls of securities available for sale that were not reinvested.

Securities. Total securities available for sale had an estimated fair value of $16.8 million at March 31, 2011, compared to $25.2 million at year-end 2010.  Sales of securities available for sale totaled $5.0 million and maturities, calls and principal repayments totaled $4.4 million.  Securities sales consisted principally of GNMA mortgage-backed securities issued in 2009 with an original term of 30 years and a coupon rate of 4.5%.  These securities were sold as a defensive move to reduce the market price sensitivity of the portfolio to rising interest rates.  The net unrealized gain on the securities portfolio was $366,946 at March 31, 2011 compared to a net unrealized gain of $358,225 at December 31, 2010.  Securities held to maturity at March 31, 2011 consisted of tax exempt debt and was unchanged from year-end 2010.

Loans and Asset Quality.  Total loans, net of the allowance for loan loss and deferred loan fees, increased $807,000 to $102.0 million at March 31, 2011.  Loans classified by management as special mention, substandard, doubtful and not deemed impaired represented 12.2% of total loans at March 31, 2011, compared to 12.5% at December 31, 2010, and 14.3% at September 30, 2010.  Impaired loans represented 3.2% of total loans at March 31, 2011, and totaled $3,353,189, down $56,053 from year-end 2010.  Improving asset quality continues to be a prime objective for management.   Outstanding loan balances are expected to increase over the remainder of the year through business development efforts, however expected loan growth may be constrained by continued economic weakness in the markets served by the Company.

Allowance for loan losses. The balance of the allowance for loan loss at March 31, 2011, was $3,110,033 compared to $3,055,766 at year-end 2010.  For the three months ending March 31, 2011, the provision for loan losses charged to expense was $23,772 and recoveries on loans previously charged-off totaled $30,669. The amount of the allowance for loan loss (“Allowance”) is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.  The general allowance allocated to loans not classified by management totaled 1.83% of non-classified loans at March 31, 2011, compared to 1.90% at year-end 2010.  As a percentage of total loans, the Allowance increased to 2.96% at March 31, 2011, compared to 2.93% at year-end 2010.  The Allowance for Loan Loss as a percentage of loans not individually identified as impaired and that excludes the amount of the Allowance specifically allocated to impaired loans totaled 2.93% at March 31, 2011, compared to 3.02% at year-end 2010.  Specific allocations of the allowance for impaired loans increased to $125,330 at March 31, 2011 compared to $6,435 at year-end 2010.

Assets acquired in settlement of loans. These assets include other real estate owned (“OREO”) and  an interest in a limited liability company acquired during 2010 that owns the real estate and operations of an indoor waterpark and resort obtained through a U.S. Bankruptcy Code 363 sale.  The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale.  The carrying value of its interest is $1.3 million and is based upon the estimated fair value of the real estate less costs to sell.

Other real estate owned consisted of eight properties and totaled $947,000 at March 31, 2011 compared to $1.0 million at year-end 2010.   One property was sold during the first quarter of 2011 for a loss of $35,299, and two properties with an estimated value of $127,000 were transferred to OREO.

Deposits. Total deposits increased $2.2 million to $145.4 million at March 31, 2011, compared to year-end 2010.  Core deposits increased to $93.7 million at March 31, 2011, compared to $89.6 million at year-end 2010.  Certificates of deposit decreased to $51.7 million from $53.6 million at December 31, 2010.  The decrease in certificates of deposit was largely the result of promotional certificates renewing without reinvestment into currently offered certificate of deposit products.  Interest-bearing deposit funds have tended to migrate into money market funds as customers anticipate higher interest rates in the near term reflecting an unwillingness to lengthen deposit maturities.

Federal Home Loan Bank Advances. Debt remaining from the Federal Home Loan Bank was repaid during the first quarter of 2011.  The weighted average interest rate on $5.0 million in matured advances was 2.43%.  The advances were repaid from excess operating liquidity.

Shareholders’ Equity.  Shareholders’ Equity decreased $409,000 to $16.1 million at March 31, 2011.  The decrease was due to the operating loss of $469,000 incurred for the first quarter of 2011.  Stock-based compensation expense of $51,000 increased equity as well as $9,000 in other comprehensive income.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011

The net loss for the three months ending March 31, 2011, totaled $468,567, or a loss of $0.02 per diluted share compared to a net loss of $1,329,690, or $0.13 per diluted share during the first quarter of 2010.  Average diluted shares outstanding increased to 19,714,564 shares for the first quarter of 2011 compared to 10,186,786 during the same quarter of 2010.  The increase in average diluted shares outstanding was due to the issuance of 17,500,000 shares of common stock on February 19, 2010.

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

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$32,306	$18	0.22%	$27,651	$12	0.18%
Securities available for sale	22,335	148	2.65%	26,539	260	3.92%
Securities held to maturity	2,816	27	3.86%	2,997	29	3.81%
Federal agency stock	1,556	20	5.04%	1,267	15	4.82%
Loans (1)	100,745	1,394	5.61%	96,991	1,504	6.29%
Total interest-earning assets	159,758	1,607	4.08%	155,445	1,820	4.75%
Noninterest-earning assets	8,304			10,428
Total assets	$168,062			$165,873

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,322	$7	0.31%	$9,535	$16	0.67%
Savings accounts	14,548	16	0.43%	16,879	37	0.90%
Money market accounts	47,916	80	0.68%	40,089	86	0.87%
Certificates of deposit	52,015	223	1.74%	56,968	381	2.71%
Total interest-bearing deposits	123,801	326	1.07%	123,471	520	1.71%
Other Borrowings	6,293	33	2.11%	16,525	142	3.51%
Total Interest-bearing liabilities	130,094	359	1.12%	139,996	662	1.92%
Noninterest-bearing demand deposits	20,785			15,320
Noninterest-bearing liabilities	881			817
Total liabilities	151,760			156,133
Shareholders' equity	16,302			9,740
Total liabilities and
shareholders' equity	$168,062			$165,873

Net interest income; interest rate spread (2)		$1,248	2.96%		$1,158	2.83%
Net earning assets	$29,664			$15,449
Net interest margin (3)			3.17%			3.02%

Average interest-earning assets to interest-bearing liabilities	1.23	X		1.11	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income.  For the three months ending March 31, 2011, net interest income was $1,247,993, up $90,137 from same period in 2010.  The net interest margin improved to 3.17% for the first quarter of 2011, up from 3.02% in the year ago quarter.  The yield on earning assets declined to 4.08% for the first quarter of 2011 from 4.75% for the comparable period of 2010.  This reduction was more than offset by a decline in the cost of interest-bearing liabilities which fell to 1.12% from 1.92%.

Interest Income. Total interest income for the first quarter of 2011 was $1.6 million, down from $1.8 million for the first quarter of 2010.  The decline in interest income was principally driven by lower yields on earning assets.  An increase in average loans outstanding partially reduced the impact of these lower yields.

Interest expense. Interest on deposits declined $193,642 to $325,972 for the first three months of 2011 compared to the same period in 2010.  The average yield on interest-bearing deposits fell to 1.07% for the first quarter of 2011 compared to 1.71% for the year ago quarter.  Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $110,277.

Provision for Loan Loss. The provision for loan loss declined by $53,000 to $23,772 for the first quarter of 2011 compared to provision expense of $76,772 for the first quarter of 2010.  The provision for loan loss will fluctuate based on management’s evaluation of the credit risk and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income increased $154,573 to $352,354 for the first quarter of 2011 compared to $197,781 for the same quarter of 2010.  The increase was driven by trust and brokerage fees.  The Bank’s trust department and brokerage business generated $165,838 in gross fees during the first quarter of 2011.  These new services, introduced during the second quarter of 2010, garnered assets under management in excess of $100 million in 2011.

Service charges and other fees declined $16,236, or 9.6%, to $153,194 for the first quarter of 2011 compared to the same period of 2010.  The decline was due to lower overdraft fee income which decreased by approximately $20,000.

Gains on sale of securities available of sale resulted in revenue of $32, 999 in the first quarter of 2011 also contributing to the increase in total noninterest income.  Securities sold included $4.9 million of 30 year GNMA mortgage-backed securities issued during 2009.  These securities were sold to reduce the price sensitivity of the Bank’s securities portfolio in a rising interest rate environment.  There were no security sales during the first quarter of 2010.

Gains on sale of loans increased by $23,282 to $26,747 for the first quarter of 2011 compared to the same quarter of 2010.  Low mortgage rates prevailed during the first quarter of 2011 contributing to a pickup in mortgage activity.

The sale of one property from other real estate owned resulted in a loss of $35,299 for the first quarter of 2011 compared to a gain of $11,543 recognized during the first quarter of 2010.  A decline in rental income on OREO resulted in a reduction in other income which fell by $4,637 to $10,212 during the first quarter of 2011.

Noninterest expense. Noninterest expense decreased $563,413 to $2,045,142 for the first quarter of 2011 compared to $2,608,555 for the first quarter of 2010.  Significant costs were incurred during the first quarter of 2010 related to the change in ownership control and subsequent change in management.  The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.   The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition.

Salaries and benefits increased $75,689 to $1,045,550 for the first quarter of 2011 compared to $969,861 for the first quarter of 2010.  Since the change of control in 2010, Management has increased staff significantly in support of lending, trust and brokerage, branch management, and human resources.  Benefits expense recorded during 2011 included $51,094 in costs associated with stock options granted during the last half of 2010.  Salaries expense for the first quarter of 2010 included incentive payments totaling $143,000 paid to newly hired management and salary continuation for terminated staff totaling $27,637 and for salaries paid and accrued for departing executive management from the date of the transaction closing until their employment terminated totaling $82,728.

Professional fees decreased $137,196 to $134,651 for the first quarter of 2011.  Included in the cost for the first quarter of 2010 were consulting fees paid to Excel Financial totaling $140,000.  The Company also retained experienced problem loan workout specialists to assist in loan collection efforts.

Franchise tax increased $44,750 to $53,800 for the first quarter of 2011.  Ohio franchise tax for financial institutions is assessed based on net worth, and the capital invested in the Company during 2010 resulted in higher capital levels at year-end 2010 which resulted in higher franchise tax expense for the first quarter.

Data processing costs increased $27,289 to $179,995 for the first quarter of 2011.  These costs are primarily transaction driven.  Approximately $23,000 of this increase is related to new trust services.

Deposit expense and insurance decreased $87,610 to $113,209 for the first quarter of 2011 compared to the first quarter of 2010.  The costs for FDIC insurance included in this category decreased $76,846 to $82,607 due to the improvement in the Bank’s risk profile.

Occupancy and equipment costs increased $31,137 to $245,836 for the first quarter of 2011.  A new office was opened in St. Clairsville, Ohio that serves as a Trust, Investment and Wealth Management office contributing approximately $19,000 to this increase.

Marketing and advertising expense decreased $42,139 to $22,948 for the first quarter of 2011 compared to the same quarter in 2010.  The decrease is due to the absence of expense related to the name change for the Bank that occurred in 2010.  During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association.  The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency.  The Bank expects to conduct trust services in several states.  Costs associated with the name change including logo design, costs associated with the reissuance of credit and debit cards, and promotional materials totaled approximately $47,000.

Other expenses increased $40,321 to $230,705 for the first quarter of 2011.  Directors’ fees, reinstated during the second quarter of 2010, contributed $21,000 to the increase.  Loan-related expenses increased $25,900, while expenses for OREO decreased by $17,965.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s contractual obligations since December 31, 2010.

At March 31, 2011, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

At March 31, 2011, the balances in cash and cash equivalents were $5.6 million higher than at year-end.  Cash and cash equivalents represented 22.8% of total assets at March 31, 2011 compared to 19.2% of total assets at December 31, 2010. The Consolidated Statement of Cash Flows provides details on sources and uses of cash.

CAPITAL RESOURCES

Total shareholders’ equity was $16.1 million at March 31, 2011, a decrease of $409,000 from the prior year-end balance.  The decrease in equity was primarily due to the net loss of $468,567 incurred by the Company for the three months ending March 31, 2011.

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action.  At March 31, 2011, the Bank was adequately capitalized under the provisions of prompt corrective action.  Until the Consent Order is terminated, the Bank cannot be classified as well-capitalized even though its capital ratios meet the minimum capital requirements of a well capitalized institution.  See Note 9 for more information regarding the Consent Order, the regulatory capital requirements for the Bank, and the Bank’s capital ratios as of March 31, 2011.

The payment of dividends by the Bank to the Company and by the Company to shareholders is subject to restrictions by regulatory agencies.  These restrictions generally limit dividends to the sum of the current year’s earnings and the prior two years’ retained earnings, as defined.  In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above.  The Bank cannot declare dividends without prior approval from the Comptroller of the Currency in 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item  4T.  Controls and Procedures

As of March 31, 2011, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)

Date:	May 13, 2011

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)