Form 10-Q
period 2011-06-30
OHIO LEGACY CORP
filed 2011-08-12
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 12, 2011, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

SECOND QUARTER REPORT

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$1,474,545	$1,121,473
Federal funds sold and interest-bearing deposits in financial institutions	43,701,271	31,560,745
Cash and cash equivalents	45,175,816	32,682,218
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	18,551,152	25,206,895
Securities held to maturity (fair value June 30, 2011 - $0, December 31, 2010 - $2,885,216)	-	2,815,634
Loans held for sale	413,982	636,794
Loans, net of allowance of $2,329,745 and $3,055,766 at June 30, 2011 and December 31, 2010	93,514,462	101,146,194
Federal bank stock	1,518,000	1,557,700
Premises and equipment, net	2,272,751	3,461,455
Assets acquired in settlement of loans	2,591,175	2,351,302
Assets to be disposed of through branch sale	10,476,894	-
Accrued interest receivable and other assets	659,750	658,779
Total assets	$175,273,982	$170,616,971

Commitments and contingent liabilities	-	-

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,975,875	$20,760,836
Interest-bearing demand	4,854,802	9,564,745
Savings	33,861,595	59,285,422
Certificates of deposit, net	18,970,151	53,604,644
Total deposits	73,662,423	143,215,647
Repurchase agreements	3,683,859	4,391,252
Long-term Federal Home Loan Bank advances	-	5,000,000
Capital lease obligations	-	407,593
Liabilities to be disposed of through branch sale	81,140,146	-
Accrued interest payable and other liabilities	631,824	1,131,963
Total liabilities	$159,118,252	$154,146,455

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
June 30, 2011 and December 31, 2010: 22,500,000 shared authorized, 19,714,564 shares issued and outstanding	35,706,547	35,603,803
Accumulated deficit	(19,996,523)	(19,289,011)
Accumulated other comprehensive income	445,706	155,724
Total shareholders' equity	16,155,730	16,470,516

Total liabilities and shareholders' equity	$175,273,982	$170,616,971

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$1,351,553	$1,488,346	$2,745,516	$2,992,197
Securities, taxable	112,655	248,902	260,618	509,150
Securities, tax-exempt	27,264	28,636	54,435	57,178
Interest-bearing deposits, federal funds sold and other	22,222	19,861	40,142	32,369
Dividends on federal bank stock	18,784	18,266	38,408	33,540
Total interest and dividend income	1,532,478	1,804,011	3,139,119	3,624,434

Interest expense:
Deposits	280,308	488,707	606,278	1,008,320
Short-term Federal Home Loan Bank advances	-	-	13,754	-
Long-term Federal Home Loan Bank advances	-	70,083	-	184,570
Repurchase agreements	2,532	1,992	5,124	3,076
Capital leases	15,941	17,370	32,273	35,060
Investor notes	-	-	-	9,693
Total interest expense	298,781	578,152	657,429	1,240,719
Net interest income	1,233,697	1,225,859	2,481,690	2,383,715
Provision for loan losses	(49,967)	(223,479)	(26,195)	(146,707)
Net interest income after provision for loan losses	1,283,664	1,449,338	2,507,885	2,530,422
Noninterest income:
Service charges and other fees	152,589	189,078	305,782	358,508
Trust and brokerage fee income	179,212	17,361	345,051	17,361
Gain on sales of securities available for sale, net	-	31,229	32,999	31,229
Other than temporary impairment on securities available for sale
Total impairment loss	-	(47,200)	-	(47,200)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(47,200)	-	(47,200)
Gain on sale of loans	21,493	1,864	48,240	5,328
Gain (loss) on disposition of other real estate owned	-	(201,168)	(35,299)	(189,624)
Loss on disposition of fixed assets	1,000	(7,193)	(337)	(8,699)
Other income	18,166	19,656	28,379	34,505
Total noninterest income	372,460	3,627	724,815	201,408

Noninterest expense:
Salaries and benefits	1,035,359	897,383	2,080,909	1,867,245
Occupancy and equipment	249,829	234,274	495,665	448,973
Professional fees	164,257	144,472	298,908	416,319
Franchise tax	52,500	6,500	106,300	15,550
Data processing	181,879	170,171	361,874	322,877
Marketing and advertising	16,410	29,968	39,359	95,055
Stationery and supplies	16,285	22,410	34,733	39,290
Deposit expense and insurance	94,539	93,799	207,748	294,618
Investor expenses	-	-	-	517,222
Other expenses	233,394	434,656	464,099	625,039
Total noninterest expense	2,044,452	2,033,633	4,089,595	4,642,188
Net loss before income taxes	(388,328)	(580,668)	(856,895)	(1,910,358)
Income tax benefit	(149,384)	-	(149,384)	-

Net loss	$(238,944)	$(580,668)	$(707,511)	$(1,910,358)

Basic loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.13)
Diluted loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.13)

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$16,061,764	$17,881,925	$16,470,516	$2,366,511

Stock based compensation expense	51,650	-	102,744	2,143

Proceeds on sale of common stock, net	-	-	-	16,714,781

Comprehensive loss:
Net loss	(238,944)	(580,668)	(707,511)	(1,910,358)
Net unrealized income (loss) on securities available for sale arising during the period, including effect of reclassifications	281,260	517,658	289,981	645,838
Total comprehensive income (loss)	42,316	(63,010)	(417,530)	(1,264,520)

Balance, end of period	$16,155,730	$17,818,915	$16,155,730	$17,818,915

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(707,511)	$(1,910,358)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	(26,195)	(146,707)
Depreciation and amortization	186,103	180,967
Loss on disposition of fixed assets	337	8,699
Securities amortization and accretion, net	145,567	100,228
Origination of loans held for sale	(2,709,250)	(159,272)
Proceeds from sales of loans held for sale	3,394,307	295,575
Loss (gain) on disposition or direct write-down of real estate owned	35,299	189,624
Gain on sale of securities available for sale	(32,999)	(31,229)
Other than temporary impairment of securities	-	47,200
Gain on sale of loans held for sale	(48,240)	(5,328)
Stock based compensation expense	102,744	2,143
Net change in:
Accrued interest receivable and other assets	(150,355)	(57,143)
Accrued interest payable and other liabilities	(500,139)	(116,623)
Deferred loan fees	46,325	8,795
Net cash from operating activities	(264,007)	(1,593,429)

Cash flows from investing activities:
Purchases of securities available for sale	(2,998,639)	(3,460,975)
(Purchases) or redemptions of federal bank stock	39,700	(290,450)
Maturities, calls and paydowns of securities available for sale	7,844,970	2,350,575
Sales of securities available for sale	4,951,844	2,897,908
Proceeds from sale of other real estate owned	191,101	1,106,448
Participation loans purchased	(725,000)	-
Net change in loans	(1,971,509)	6,096,136
Proceeds from sale of premises and equipment	14,250	-
Acquisition of premises and equipment	(61,048)	(331,927)
Other investing activities	-	3,080
Net cash from investing activities	7,285,669	8,370,795

Cash flows from financing activities
Net change in deposits	10,638,213	(807,699)
Net change in repurchase agreements	(145,268)	2,729,884
Repayment of capital lease obligations	(21,009)	(15,931)
Repayments of FHLB advances	(5,000,000)	(8,500,000)
Net proceeds from issuance of common stock	-	16,714,780
Net cash from financing activities	5,471,936	10,121,034

Net change in cash and cash equivalents	12,493,598	16,898,400
Cash and cash equivalents at beginning of period	32,682,218	24,165,790

Cash and cash equivalents at end of period	$45,175,816	$41,064,190

See notes to the consolidated financial statements.

	For the Six Months Ended June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash received during the period:
Federal income tax refund	$-	$-

Cash paid during the period for:
Interest	703,411	1,293,859
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	466,273	212,510
Reclassification of securities to available-for-sale from held-to-maturity	2,816,058	-
Reclassification of asset balances to assets to be disposed of through branch sale:
Loans, net	9,427,832	-
Premises and equipment, net	1,049,062	-
Reclassification of liability balances to liabilities to be disposed of through branch sale:
Deposits	80,191,437	-
Repurchase agreements	562,125	-
Capital lease obligation	386,584	-

See notes to the consolidated financial statements.

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2011, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP.  However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

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

Adoption of New Accounting Pronouncements:

Improving Disclosures About Fair Value Measurements:  In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses:  In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period. New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010.   The adoption of the new guidance had no impact to the financial statements except for the additional disclosures.

No. 2011-01 | Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20:  In January 2011, FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

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

No. 2011-04 | Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs:  In May 2011, FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs (ASU 2011-04).  The new guidance in this ASU results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Certain amendments clarify the FASBs intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments also enhance disclosure requirements surrounding fair value measurement.  Most significantly, an entity will be required to disclose additional information regarding Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements.  The new guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

No 2011-05 |  Presentation of Comprehensive Income:  In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05):  The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or how earnings per share is calculated or presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively.   The adoption of the new guidance will impact the presentation of the consolidated financial statements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
BASIC:
Net loss	$(238,944)	$(580,668)	$(707,511)	$(1,910,358)
Weighted average common shares outstanding	19,714,564	19,714,564	19,714,564	14,976,995
Basic loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.13)

DILUTED:
Net loss	$(238,944)	$(580,668)	$(707,511)	$(1,910,358)
Weighted average common shares outstanding	19,714,564	19,714,564	19,714,564	14,976,995
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	19,714,564	19,714,564	19,714,564	14,976,995
Diluted loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.13)

The dilutive potential common shares that were excluded from the computation of diluted earnings per share because the effect of their exercise was anti-dilutive were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	1,329,804	-	1,330,023	43,938
Stock warrants	-	35,500	-	66,497

NOTE 4 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Available for sale, carried at fair value: June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises	$3,763,540	$3,403	$-	$3,766,943
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	10,844,064	482,042	(90)	11,326,016
Other mortgage-backed securities	289,998	-	(58,163)	231,835
Municipal securities	2,816,058	134,550	-	2,950,608
Equity securities	39,900	235,850	-	275,750
Total	$17,753,560	$855,845	$(58,253)	$18,551,152

December 31, 2010
U.S. Government-sponsored enterprises	$8,261,724	$3,424	$(1,722)	$8,263,426
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	16,228,702	396,481	-	16,625,183
Other mortgage-backed securities	316,644	-	(69,078)	247,566
Equity securities	41,600	29,120	-	70,720
Total	$24,848,670	$429,025	$(70,800)	$25,206,895

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held to maturity, carried at amortized cost June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
None	$-	$-	$-	$-

December 31, 2010
Municipal securities	$2,815,634	$69,582	$-	$2,885,216

At June 30, 2011, the Company reclassified its municipal securities to the available-for-sale category from held-to-maturity since management no longer intends to hold these securities maturity.  At the time of the transfer, the municipal securities were carried at amortized cost totaling $2,816,058 and the estimated fair value was $2,950,608.  The unrealized gain included as a component of accumulated other comprehensive income related to the reclassification was $134,550.  The securities were reclassified because the Company may sell the municipal securities to assist in funding the branch sale described in Note 11.  No purchases will be classified as held-to-maturity for the next two years.

Proceeds from the sale of securities available-for-sale totaled $4,951,844 and $2,897,908 for the six months ended June 30, 2011 and 2010, respectively.  Proceeds from the sale of securities available-for-sale totaled $0 and $2,897,908 for the three months ended June 30, 2011 and 2010, respectively.

The fair value of debt securities and the carrying amount, if different, at June 30, 2011 by expected maturity are depicted in the following table.  Expected maturities may differ from contractual maturities because the loans underlying the mortgage-backed securities generally can be prepaid without penalty.

Available for sale Fair Value

Due in one year or less	-
Due from one to five years	$2,677,484
Due from five to ten years	2,424,686
Due after ten years	1,615,381
Equity securities	275,750
Mortgage-backed securities	11,557,851
Total	$18,551,152

The following summarizes the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
June 30, 2011:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$13,753	$(90)	$-	$-	$13,753	$(90)
Other mortgage-backed securities	-	-	231,835	(58,163)	231,835	(58,163)
Total	$13,753	$(90)	$231,835	$(58,163)	$245,588	$(58,253)

	Less than 12 months		12 Months or More		Total
December 31, 2010:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
U.S. Government agencies	$2,555,180	$(1,722)	$-	$-	$2,555,180	$(1,722)
Other mortgage-backed securities	-	-	247,566	(69,078)	247,566	(69,078)
Total	$2,555,180	$(1,722)	$247,566	$(69,078)	$2,802,746	$(70,800)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of June 30, 2011, the Company’s security portfolio consisted of 36 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $231,835 which represents an unrealized loss of approximately $58,163 at June 30, 2011; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security was rated Ba2 by Moody’s on April 21, 2011 and BBB- on July 12, 2011 by Standard & Poor’s rating services.    This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages.  No losses incurred on the mortgages in the pool have been assigned to the senior classes.  Although the borrowers are not required to make principal payments during the initial 10 year period, 70% of the original principal has been repaid as of June 30, 2011. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of June 30, 2011, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 5 – LOANS

Loans, by collateral type, were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Balance	Percent	Balance	Percent
Residential real estate	$29,852,037	29.1%	$30,320,666	29.1%
Multifamily real estate	4,834,356	5.0%	7,465,237	7.2%
Commercial real estate	37,799,485	40.6%	42,222,715	40.4%
Construction	3,046,372	2.9%	2,137,849	2.1%
Commercial	12,557,828	14.8%	15,114,240	14.5%
Consumer and home equity	7,780,246	7.6%	7,013,694	6.7%
Total Loans	95,870,324	100.0%	104,274,401	100.0%
Less: Allowance for loan losses	(2,329,745)		(3,055,766)
Net deferred loan fees	(26,117)		(72,441)
Loans, net	$93,514,462		$101,146,194

At June 30, 2011, loans with an aggregate balance of $9,859,589 were classified as “assets to be disposed of through branch sale” and are not included in the table above. The amount of the allowance for loan loss allocated to these loans, also not included in the table above, was $431,757.

Approximately $23,374,000 and $23,966,000 of residential real estate loans were pledged as collateral to support available borrowing capacity at the Federal Home Loan Bank at June 30, 2011 and for advances outstanding and additional borrowing capacity at December 31, 2010, respectively.  Approximately $27,096,000 and $30,177,000 of commercial and home equity loans were pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at June 30, 2011 and December 31, 2010.

Activity in the allowance for loan losses for the three months and six months ended June 30 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$3,110,033	$4,033,006	$3,055,766	$3,945,670
Provision for loan losses	(49,967)	(223,479)	(26,195)	(146,707)
Loans charged-off	(317,875)	(387)	(318,048)	(4,283)
Recoveries of charged-off loans	19,311	8,556	49,979	23,016
Transfer of allowance for loans to be disposed of through branch sale	(431,757)	-	(431,757)	-

Balance, end of period	$2,329,745	$3,817,696	$2,329,745	$3,817,696

Balance as a percentage of total loans	2.43%	3.87%	2.43%	3.87%

Activity in the allowance for loan loss by portfolio segment for the each quarter of 2011 was as follows:

	1-4 family residential	1-4 family rental	Multi-family real state	Home Equity	Consumer	Commercial	Commercial Secured by Trust Assets
Balance, December 31, 2010	$183,507	$331,184	$454,670	$93,187	$10,818	$275,473	$12,095
Provision for loan losses	9,963	(115,792)	71,951	2,873	2,116	45,004	9
Charge-offs	-	-	-	-	(174)	-	-
Recoveries	-	-	-	-	498	473	-
Balance, March 31, 2011	193,470	215,392	526,621	96,060	13,258	320,950	12,104
Provision for loan losses	29,018	(15,593)	(116,017)	(7,905)	(2,908)	39,529	(310)
Charge-offs	(48,077)				(342)	(81,263)
Recoveries	-	-	-	-	375	955	-
Subtotal	174,411	199,799	410,604	88,155	10,383	280,171	11,794
Transfer of allowance for loans to be disposed of through branch sale	(4,002)	(11,527)	(33,036)	(2,076)	(1,208)	(92,773)	-
Balance, June 30, 2011	$170,409	$188,272	$377,568	$86,079	$9,175	$187,398	$11,794

	Commercial real estate
	Non-owner occupied	Owner Occupied	Construction	Total

Balance, December 31, 2010	$509,739	$1,043,458	$141,635	$3,055,766
Provision for loan losses	27,878	(20,409)	179	23,772
Charge-offs	-	-	-	(174)
Recoveries	-	23,698	6,000	30,669
Balance, March 31, 2011	537,617	1,046,747	147,814	3,110,033
Provision for loan losses	(80,941)	95,744	9,416	(49,967)
Charge-offs	(29,089)	(159,104)		(317,875)
Recoveries	-	11,981	6,000	19,311
Subtotal	427,587	995,368	163,230	2,761,502
Transfer of allowance for loans to be disposed of through branch sale	(8,758)	(278,377)	-	(431,757)
Balance, June 30, 2011	$418,829	$716,991	$163,230	$2,329,745

Loans individually considered impaired and nonaccrual loans were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Loans past due over 90 days still on accrual	$25,343	$11,495
Nonaccrual loans, includes smaller balance homogeneous loans	2,564,257	3,452,602
Impaired loans, included in nonaccrual loans	2,531,359	3,409,242
Impaired loans with no allowance for loan losses allocated	2,284,686	3,371,759
Amount of the allowance for loan losses allocated	39,701	6,435

No interest income was recognized during impairment for the year to date period ending June 30, 2011 or 2010.

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

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
June 30, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$170,409	$25,716,108	$-	$276,354	$170,409	$25,992,462
1-4 family rental property	180,111	3,665,210	8,161	194,365	188,272	3,859,575
Multi-family real estate	377,568	4,834,356	-	-	377,568	4,834,356
Home equity	86,079	6,810,012	-	-	86,079	6,810,012
Consumer	9,175	970,234	-	-	9,175	970,234
Commercial	182,710	6,468,211	4,688	192,786	187,398	6,660,997
Commercial secured by trust assets	11,794	5,896,831	-	-	11,794	5,896,831
Commercial real estate:						-
Non-owner occupied	418,829	18,113,767	-	40,121	418,829	18,153,888
Owner occupied	690,139	18,808,893	26,852	836,704	716,991	19,645,597
Construction and development	163,230	2,055,343	-	991,029	163,230	3,046,372
Total	$2,290,044	$93,338,965	$39,701	$2,531,359	$2,329,745	$95,870,324

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2010	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$177,072	$23,716,528	$6,435	$164,170	$183,507	$23,880,698
1-4 family rental property	331,184	6,161,295	-	278,673	331,184	6,439,968
Multi-family real estate	454,670	7,396,465	-	68,772	454,670	7,465,237
Home equity	93,187	6,277,141	-	-	93,187	6,277,141
Consumer	10,818	736,553	-	-	10,818	736,553
Commercial	275,473	8,818,892	-	247,731	275,473	9,066,623
Commercial secured by trust assets	12,095	6,047,617	-	-	12,095	6,047,617
Commercial real estate:
Non-owner occupied	509,739	18,112,082	-	174,750	509,739	18,286,832
Owner occupied	1,043,458	22,594,876	-	1,341,007	1,043,458	23,935,883
Construction and development	141,635	1,003,710	-	1,134,139	141,635	2,137,849
Total	$3,049,331	$100,865,159	$6,435	$3,409,242	$3,055,766	$104,274,401

The following table presents loans individually evaluated for impairment by loan class.

	June 30, 2011			December 31, 2010
	Average Recorded Investment	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$299,888	$276,354	$-	$126,687	$-
1-4 family rental property	141,273	33,462	-	278,673	-
Multi-family real estate	-	-	-	68,772	-
Home equity	7,960	-	-	-	-
Commercial	156,558	188,098	-	247,731	-
Commercial real estate:			-
Non-owner occupied	70,824	40,121	-	174,750	-
Owner occupied	1,053,639	755,622	-	1,341,007	-
Construction and development	991,420	991,029	-	1,134,139	-

With an allowance recorded:
1-4 Single family residential mortgage	20,699	-	-	37,483	6,435
1-4 family rental property	50,914	160,903	8,161
Commercial	47,779	4,688	4,688	-	-
Commercial real estate:
Non-owner occupied	30,414	-	-	-	-
Owner occupied	54,498	81,082	26,852	-	-
	$2,925,866	$2,531,359	$39,701	$3,409,242	$6,435

The following table presents information for loans individually evaluated for impairment as of June 30, 2010:

June 30, 2010
Average of impaired loans during the period	$5,663,892
Interest income recognized during impairment	-
Cash-basis income recognized during impairment	-

The following tables present the aging of the recorded investment in past due loans by class of loans.

		Days Past Due
June 30, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$25,716,108	$-	$-	$-	$276,354	$276,354	$25,992,462
1-4 family rental property	3,665,210	-	-	-	194,365	194,365	3,859,575
Multi-family real estate	4,834,356	-	-	-	-	-	4,834,356
Home equity loans	6,736,822	73,190	-	-		73,190	6,810,012
Consumer	903,010	2,980	6,003	25,343	32,898	67,224	970,234
Commercial	6,435,211	33,000	-	-	192,786	225,786	6,660,997
Secured by trust assets	5,896,831	-	-	-	-	-	5,896,831
Commercial real estate:
Non-owner occupied	18,017,847	95,920	-	-	40,121	136,041	18,153,888
Owner occupied	18,808,893	-	-	-	836,704	836,704	19,645,597
Construction and development	2,055,343	-	-	-	991,029	991,029	3,046,372
Total	$93,069,631	$205,090	$6,003	$25,343	$2,564,257	$2,800,693	$95,870,324

		Days Past Due
December 31, 2010	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$23,367,952	$207,521	$141,055	$-	$164,170	$512,746	$23,880,698
1-4 family rental property	6,161,295	-	-	-	278,673	278,673	6,439,968
Multi-family real estate	7,396,465	-	-	-	68,772	68,772	7,465,237
Home equity loans	6,192,016	74,621	10,504	-	-	85,125	6,277,141
Consumer	676,801	4,898	-	11,495	43,359	59,752	736,553
Commercial	8,751,090	8,889	58,913	-	247,731	315,533	9,066,623
Commercial secured by trust assets	6,047,617	-	-	-		-	6,047,617
Commercial real estate:						-	-
Non-owner occupied	18,050,282	61,800	-	-	174,750	236,550	18,286,832
Owner occupied	22,594,876	-	-	-	1,341,007	1,341,007	23,935,883
Construction and development	1,003,709	-	-	-	1,134,140	1,134,140	2,137,849
Total	$100,242,103	$357,729	$210,472	$11,495	$3,452,602	$4,032,298	$104,274,401

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

June 30, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$21,907,625	$2,990,871	$432,841	$549,580	$111,545	$25,992,462
1-4 family rental property	181,731	2,950,463	338,014	389,367	-	3,859,575
Multi-family real estate	-	3,509,275	533,420	791,661	-	4,834,356
Home equity loans	6,721,837	79,633	2,037	6,505	-	6,810,012
Consumer	970,234	-	-	-	-	970,234
Commercial	-	6,439,352	44,044	102,658	74,943	6,660,997
Commercial secured by trust assets	-	5,896,831	-	-	-	5,896,831
Commercial real estate:						-
Non-owner occupied	-	14,472,583	2,859,202	822,103	-	18,153,888
Owner occupied	-	17,002,772	1,550,076	974,569	118,180	19,645,597
Construction and development	1,039,795	985,723	29,825	991,029	-	3,046,372
Total	$30,821,222	$54,327,503	$5,789,459	$4,627,472	$304,668	$95,870,324

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$23,135,647	$392,160	$-	$197,341	$155,550	$23,880,698
1-4 family rental property	-	5,413,008	453,930	573,030	-	6,439,968
Multi-family real estate	91,908	4,350,194	1,591,890	1,431,245	-	7,465,237
Home equity loans	6,055,818	200,000	2,582	18,741	-	6,277,141
Consumer	736,553	-	-	-	-	736,553
Commercial	-	8,403,145	311,832	281,043	70,603	9,066,623
Commercial secured by trust assets	-	6,047,617	-	-	-	6,047,617
Commercial real estate:						-
Non-owner occupied	-	13,879,607	3,434,311	972,914	-	18,286,832
Owner occupied	-	18,659,084	1,722,292	3,427,262	127,245	23,935,883
Construction and development	262,922	592,301	32,824	1,249,802	-	2,137,849
Total	$30,282,848	$57,937,116	$7,549,661	$8,151,378	$353,398	$104,274,401

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

	Residential
June 30, 2011	1-4 family	Home Equity	Consumer	Total
Performing	$25,716,108	$6,810,012	$937,336	$33,463,456
Nonperforming	276,354	-	32,898	309,252
Total	$25,992,462	$6,810,012	$970,234	$33,772,708

	Residential
December31, 2010	1-4 Family	Home Equity	Consumer	Total
Performing	$23,716,528	$6,277,141	$693,194	$30,686,863
Nonperforming	164,170	-	43,359	207,529
Total	$23,880,698	$6,277,141	$736,553	$30,894,392

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

Assets acquired in settlement of loans were as follows:

	June 30, 2011	December 31, 2010
Interest in limited liability company	$1,305,437	$1,305,437
Residential real estate	243,484	401,111
Commercial real estate	339,000	-
Multi-family real estate	320,753	320,753
Construction and development	382,501	324,001
Total	$2,591,175	$2,351,302

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

Direct write-downs of assets acquired in settlement of loans totaled $0 and $219,797 for the six months ended June 30, 2011 and 2010, respectively.

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

Assets measured at fair value on a recurring basis are summarized in the following table:

	June 30, 2011	December 31, 2010
Available for sale securities	$18,551,152	$25,206,895

Quoted prices on active markets for identical assets (Level 1)
Equity securities	275,750	70,720
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	3,766,943	8,263,426
Mortgage-backed securities issued by U.S. Government-
sponsored enterprises	11,326,016	16,625,183
Other mortgage backed securities	231,835	247,566
Municipal securities	2,950,608	-
Significant unobservable inputs (Level 3)	-	-

Assets measured at fair value on a non-recurring basis are summarized in the following table:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011:
Impaired loans:
1-4 family residential mortgage	-	-	$22,028	$22,028
1-4 family rental property	-	-	66,531	66,531
Home equity				-
Multi-family real estate	-	-		-
Commercial	-	-	43,000	43,000
Commercial real estate:
Non-owner occupied	-	-		-
Owner occupied	-	-	-	-
Construction and development	-	-	306,447	306,447

Assets acquired in settlement of loans:
Residential	-	-	174,711	174,711
Construction	-	-	324,001	324,001

December 31, 2010:
Impaired loans:
1-4 family residential mortgage	-	-	$157,735	$157,735
1-4 family rental property	-	-	278,673	278,673
Multi-family real estate	-	-	68,772	68,772
Commercial	-	-	247,731	247,731
Commercial real estate:
Non-owner occupied	-	-	174,750	174,750
Owner occupied	-	-	1,341,007	1,341,007
Construction and development	-	-	1,134,139	1,134,139

Assets acquired in settlement of loans:
Residential	-	-	401,112	401,112
Construction	-	-	324,001	324,001

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,531,359, with a valuation allowance of $39,701 at June 30, 2011, resulting in an additional provision for loan losses of $8,161 for the three months ending June 30, 2011, and $127,056 for the six months ending June 30, 2011.  At December 31, 2010, impaired loans had a principal balance of $3,409,242 with a valuation allowance of $6,435, resulting in an additional provision for loan losses of $718,750 in 2010, of which $290,555 was provided for during the three months ended June 30, 2010 and $441,695 was provided for the six months ended June 30, 2010.

Assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $2,591,175 at June 30, 2011 and $2,351,302 at December 31, 2010.  There were no direct write-downs in the value of these assets during the six months ended June 30, 2011.  Gross write-downs totaling $542,490 were recorded on assets acquired in settlement of loans during 2010.  Direct write-downs for the three and six months ended June 30, 2010 totaled $219,797.

The carrying amounts and estimated fair values of financial assets and liabilities are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$45,176,000	$45,176,000	$32,682,000	$32,682,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	18,551,000	18,551,000	25,207,000	25,207,000
Securities held to maturity	-	-	2,816,000	2,885,000
Loans held for sale	414,000	415,000	637,000	637,000
Loans, net	93,514,000	94,359,000	101,146,000	100,206,000
Federal bank stock	1,518,000	NA	1,557,700	NA
Financial assets to be disposed of through branch sale	9,428,000	9,428,000	-	-
Accrued interest receivable	391,000	391,000	429,000	429,000

Financial liabilities
Deposits	(73,662,000)	(73,739,000)	(143,216,000)	(143,669,000)
Repurchase agreements	(3,684,000)	(3,684,000)	(4,391,000)	(4,391,000)
Financial liabilities to be disposed of through branch sale	(81,140,000)	(80,360,000)	-	-
Federal Home Loan Bank advances	-	-	(5,000,000)	(5,013,000)
Accrued interest payable	(40,000)	(40,000)	(69,000)	(69,000)

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

The following table depicts the activity under this Plan:

	2011
	Options	Weighted Average Exercise Price
Outstanding, January 1	1,330,400	$2.30
Granted	-	-
Forfeited	(750)	2.30
Exercised	-	-
Outstanding, June 30	1,329,650	$2.30

The weighted average remaining contractual life of the options outstanding at June 30, 2011 was 9.03 years.  The intrinsic value of options outstanding was $0.

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

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

For the remainder of 2011	$104,406
2012	207,131
2013	207,151
2014	207,151
2015	103,127
Total	$828,966

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

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2011 and December 31, 2010:

							To Be Well-
							Capitalized Under
			Consent Order		For Capital		Prompt Corrective
	Actual		Requirement		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$16,773	15.6%	$14,263	13.25%	$8,612	8.0%	$10,765	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	15,410	14.3%	na	na	4,306	4.0%	6,459	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	15,410	9.2%	$14,686	8.75%	6,714	4.0%	8,392	5.0%

December 31, 2010:
Total capital to risk-weighted assets
Premier Bank & Trust	$17,507	17.1%	$13,552	13.25%	$8,182	8.0%	$10,228	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	16,207	15.8%	na	na	4,091	4.0%	6,137	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	16,207	9.6%	$14,716	8.75%	6,727	4.0%	8,409	5.0%

Note 10 – Income Taxes

A valuation allowance of $5,513,716 at June 30, 2011 and $5,453,661 at December 31, 2010, was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero as a result of the Company’s net operating losses.  As a result, income tax benefits related to net operating losses are not typically recorded.  The amount of income tax expense or benefit allocated to operations is generally determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories of comprehensive income (such as the appreciation in the market value of securities classified as available-for-sale) in the current period.  In such instances, income from other categories offsets the current loss from operations, and the tax benefit of such offset is reflected in operations.  The amount of the tax benefit recognized for the six months ending June 30, 2011 totaled $149,384 and was the result of the tax allocation in the current period between other comprehensive income and the deferred tax asset valuation allowance.

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

At February 19, 2010, a Stock Purchase Agreement between Ohio Legacy Corp and Excel Bancorp resulted in a section 382 limitation against pre-transaction Ohio Legacy Corp net operating loss carryforwards.  The Company reduced the deferred tax asset related to NOL carryforwards and the valuation allowance by $1,367,000, of which $1,039,000 was reflected in 2010 and an additional $328,000 in the second quarter of 2011, based on actions taken in the quarter with the 2010 income tax return.

After the actions taken on the 2010 income tax return, as of December 31, 2010, after consideration of the reduction to pre-transaction net operating losses due to the section 382 limitation, the Company had net operating loss carryforwards of approximately $8,987,000 that will expire as follows:  $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, $1,694,000 on December 31, 2029, and $5,742,000 on December 31, 2030.

In addition, the Company has approximately $46,000 of alternative minimum tax credits that may be carried forward indefinitely.

Note 11 – Branch Sale Agreement

 On June 23, 2011, the Bank entered into an Office Purchase and Assumption Agreement (the “Agreement”), with The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., that provides for the sale of certain assets and the transfer of certain liabilities relative to two Premier branches located in Wooster, Ohio.  Under the terms of the Agreement, CSB will purchase certain assets of the branches at book value, including real estate, fixtures and equipment associated with the branch locations, and approximately $8.5 million in loans, while assuming the deposits associated with the branches (which are anticipated to be between $70 and $77 million) and a lease obligation associated with one of the acquired branch locations. New or recent loan production generated in these offices until the transaction closes may also be sold to CSB, subject to their credit approval.  CSB will pay a premium of 5% based on the average amount of assumed deposits during a specified period prior to the closing, with a minimum premium of $3.5 million and a maximum premium of $3.85 million.

The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2011.  The Company intends to fund the transaction from operating liquidity, cash flow from the securities portfolio including the sale of selected securities, and advances from the Federal Home Loan Bank.  The carrying values of assets and liabilities in the Disposal Groups as of June 30, 2011 were as follows:

Assets:
Loans, net	$9,427,832
Premises and equipment, net	1,049,062
Total assets to be disposed of through branch sale	$10,476,894

Liabilities:
Deposits
Noninterest-bearing demand	$9,232,812
Interest-bearing demand	9,034,066
Savings	29,136,061
Certificates of deposit	32,788,498
Total deposits (1)	80,191,437
Repurchase agreements (1)	562,125
Capital lease obligation	386,584
Total liabilities to be disposed of through branch sale	$81,140,146

(1)	The Agreement limits the maximum amount of deposits and other borrowings subject to acquisition to $77 million.

Item 2.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of June 30, 2011, and results of operations as of and for the three and six months ended June 30, 2011 and 2010.  This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

During June 2011, Premier Bank & Trust entered into an agreement with The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., to sell certain assets and transfer certain liabilities relative to two bank branches located in Wooster, Ohio.  Under the terms of the Agreement, CSB will purchase certain assets of the branches at book value, including real estate, fixtures and equipment associated with the branch locations, and approximately $8.5 million in loans, while assuming the deposits associated with the branches (which are anticipated to be between $70 and $77 million) and a lease obligation associated with one of the acquired branch locations.  CSB will pay a premium of 5% based on the average amount of assumed deposits during a specified period prior to the closing, with a minimum premium of $3.5 million and a maximum premium of $3.85 million.  The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2011.  This transaction positions the Company to focus on our core market of Stark County, Ohio, and provides future expansion potential.

The following key factors summarize the Company’s financial condition at June 30, 2011 compared to December 31, 2010:

•	Total assets increased $4.7 million to $175.3 million from $170.6 million.

•
Assets and liabilities associated with the branch sale to CSB were segregated on the Consolidated Balance Sheets as of June 30, 2011, reflecting the intention of the Company to dispose of these assets and liabilities through the branch sale.  These assets and liabilities are collectively referred to as the “Disposal Group”.

•
Liquidity remained high with cash and cash equivalents increasing $12.5 million to $45.2 million. Liquidity is expected to increase as the Company prepares to sell the deposits associated with two branch offices (estimated deposits ranging from $70 million to $77 million) and $9.4 million in loans during the fourth quarter of 2011.

•
Net loans decreased $7.6 million to $93.5 million due to the reclassification of $9.4 million in loans identified for the branch sale.  Excluding this reclassification, total loans increased $1.8 million to $102.9 million.

•
Total deposits decreased $69.6 million to $73.7 million due to the reclassification of $80.2 million in deposits identified for the branch sale.  Excluding this reclassification, total deposits increased $10.7 million from $143.2 million to $153.9 million.  Depositors continued the trend toward investing in money market fund and savings deposit balances and reducing time deposit balances.

•	Debt with the Federal Home Loan Bank totaling $5 million was repaid.

•	Total shareholders’ equity decreased $315,000 from $16.5 million to $16.2 million principally due to the operating loss recorded by the Company for the six months ending June 30, 2011.

•	The Bank’s capital ratios exceeded the minimum ratios required by the Consent Order;

The following key factors summarize our results of operations for the six months ending June 30, 2011:

•	The Company incurred a net loss of $707,511 in 2011 compared to a loss of $1,910,358 for the same period in 2010.

•	Net interest income improved $97,975 in 2011 compared to the same period in 2010.

•	The Company reduced its allowance for loan loss through a negative loan loss provision of $26,195 in 2011 compared to a negative loan loss provision of $146,707 for the same period in 2010.

•
Noninterest income increased $523,407.  Trust and brokerage services fee income increased $327,690—the largest contributor toward this increase.  Trust and brokerage services were new services offered by the Company during the second quarter of 2010.

•
Noninterest expense decreased by $552,593 principally due to the absence of investor expenses of $517,222 recorded in the first quarter of 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.

The following forward-looking statements describe our near term outlook:

•
Assets are expected to decrease and capital will increase during the fourth quarter of 2011 due to the sale of deposits associated with two branch offices in Wayne County, Ohio, announced in June 2011;

•	Liquidity will increase until the closing of the transaction involving the sale of the Wayne County branch offices is complete during the fourth quarter of 2011;

•	Credit quality is expected to remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;

•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;

•	Operating expenses associated with the change in management during 2010 and new services are expected to be higher than the historical compensation costs at the Company;

•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain high until asset quality and earnings improve.

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

Valuation allowance for deferred tax assets.  Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $8,022,000 will expire as follows: $1,419,000 on December 31, 2027, $132,000 on December 31, 2028, $1,694,000 on December 31, 2029, and $4,777,000 on December 31, 2030.  A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero.  Additional information is included in Note 10 to our consolidated financial statements.

FINANCIAL CONDITION – June 30, 2011 compared to December 31, 2010

Assets. At June 30, 2011, total assets increased to $175.3 million, up $4.7 million from $170.6 million at December 31, 2010.   The asset increase was principally due to an increase in deposits of $10.6 million (including deposits in the Disposal Group) which was partially offset by the repayment from operating liquidity of Federal Home Loan Bank advances totaling $5 million during the first quarter of 2011.

Cash and Cash Equivalents.  Cash and cash equivalents increased to $45.2 million at June 30, 2011, up $12.5 million from $32.7 million at year-end 2010.  The increase in cash was due to proceeds received from sales and calls of securities available for sale that were not reinvested and proceeds from an increase in deposits.  The sale of deposits associated with two branch offices in Wayne County, Ohio will require a substantial use of cash when the transaction closes in the fourth quarter of 2011.

Securities. Total securities available for sale had an estimated fair value of $18.6 million at June 30, 2011, compared to $25.2 million at year-end 2010.  Sales of securities available for sale totaled $5.0 million and maturities, calls and principal repayments totaled $7.8 million.  Securities sales consisted principally of GNMA mortgage-backed securities issued in 2009 with an original term of 30 years and a coupon rate of 4.5%.  These securities were sold as a defensive move to reduce the market price sensitivity of the portfolio to rising interest rates.  The net unrealized gain on the securities portfolio was $797,592 at June 30, 2011 compared to a net unrealized gain of $358,225 at December 31, 2010.  At June 30, 2011, the Company reclassified its municipal securities portfolio from the held-to-maturity classification to the available-for-sale sale classification, since it no longer intends to hold these securities to maturity.  Management expects to sell the municipal securities to provide additional liquidity for the sale of deposits associated with the Wayne County branches.

Loans and Asset Quality.  Total loans, net of the allowance for loan loss and deferred loan fees, decreased $7.6 million to $93.5 million due to the reclassification of $9.4 million in loans identified for the branch sale. Excluding this reclassification, total loans, net of the allowance for loan loss and deferred loan fees, increased $1.8 million at June 30, 2011.

Loans classified by management as special mention, substandard, doubtful and not deemed impaired represented 8.5% of total loans at June 30, 2011, compared to 12.5% at December 31, 2010.  Impaired loans represented 2.6% of total loans at June 30, 2011, and totaled $2,531,359, down $877,883 from year-end 2010.  Loan balances classified as special mention or substandard that are included in the Disposal Group total approximately $2.3 million.  Improving asset quality continues to be a prime objective for management.   Aside from this pending sale, outstanding loan balances are expected to increase over the remainder of the year through business development efforts.  However expected loan growth may be constrained by continued economic weakness in the markets served by the Company.

Allowance for loan losses. The balance of the allowance for loan loss at June 30, 2011, was $2,329,745 excluding the portion of the allowance allocated to loans in the Disposal Group compared to $3,055,766 at year-end 2010.  For the six months ending June 30, 2011, the allowance for loan loss was reduced by a negative loan loss provision of $26,195.  Recoveries on loans previously charged-off totaled $49,979. The amount of the allowance for loan loss is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.

The reduction to the allowance is directionally consistent with the trends in the criticized loan portfolio.  Criticized loans decreased as a result of loan risk upgrades on specific loans and principal reductions from payments.  Another contributing factor was a decrease in the historical loss percentages.  These loss rates were updated to reflect the most recent three years of loss experience.   The loss rate for special mention and substandard loans for the first two quarters in 2011 (added to the loss experience calculation during the quarter) were lower than the loss experience for the first two quarters of 2008 that were eliminated from the calculation.

The general allowance allocated to loans not classified by management totaled 1.78% of non-classified loans at June 30, 2011, compared to 1.90% at year-end 2010.  As a percentage of total loans, the allowance decreased to 2.43% at June 30, 2011, compared to 2.93% at year-end 2010.  The allowance for loan loss as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 2.45% at June 30, 2011, compared to 3.02% at year-end 2010.  Specific allocations of the allowance for impaired loans increased to $39,701 at June 30, 2011 compared to $6,435 at year-end 2010.

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

Other real estate owned consisted of nine properties and totaled $1.3 million at June 30, 2011 compared to $1.0 million at year-end 2010.   One property was sold for a loss of $35,299, and three properties with an estimated value of $466,000 were transferred to OREO during 2011.

Deposits. Total deposits increased $10.6 million to $153.9 million at June 30, 2011, compared to year-end 2010.  Core deposits increased to $102.1 million at June 30, 2011, compared to $89.6 million at year-end 2010.  Certificates of deposit decreased to $51.8 million from $53.6 million at December 31, 2010.  The decrease in certificates of deposit was largely the result of promotional certificates renewing without reinvestment into currently offered certificate of deposit products.  Interest-bearing deposit funds have tended to migrate into money market funds as customers anticipate higher interest rates in the near term reflecting an unwillingness to lengthen deposit maturities.

Federal Home Loan Bank Advances. Debt remaining from the Federal Home Loan Bank was repaid during the first quarter of 2011.  The weighted average interest rate on $5.0 million in matured advances was 2.43%.  The advances were repaid from excess operating liquidity.

Shareholders’ Equity.  Shareholders’ Equity decreased $315,000 to $16.2 million at June 30, 2011.  The decrease was due to the operating loss of $708,000 incurred for the six months of 2011.  Stock-based compensation expense of $103,000 increased equity as well as $290,000 in other comprehensive income related to the appreciation in market value of securities available for sale including the impact of the reclassification of securities to the available-for-sale classification from the held-to-maturity classification.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2011

The net loss for the three months ending June 30, 2011, totaled $238,944 or a loss of $0.01 per diluted share compared to a net loss of $580,668, or $0.03 per diluted share during the second quarter of 2010.  Average diluted shares outstanding were unchanged at 19,714,564 shares for the second quarter of 2011 compared to the same quarter of 2010.

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

	Three Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$39,395	$22	0.23%	$35,517	$20	0.22%
Securities available for sale	16,458	122	2.96%	26,795	249	3.72%
Securities held to maturity	1,877	18	3.89%	2,996	29	3.82%
Federal agency stock	1,518	19	4.95%	1,477	18	4.95%
Loans (1)	101,246	1,351	5.35%	94,711	1,488	6.30%
Total interest-earning assets	160,494	1,532	3.83%	161,496	1,804	4.48%
Noninterest-earning assets	8,064			10,494
Total assets	$168,558			$171,990

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,012	$7	0.31%	$9,039	$15	0.68%
Savings accounts	12,580	11	0.34%	16,445	36	0.87%
Money market accounts	51,069	74	0.58%	42,587	94	0.89%
Certificates of deposit	51,730	188	1.46%	56,769	344	2.43%
Total interest-bearing deposits	125,391	280	0.90%	124,840	489	1.57%
Other Borrowings	3,796	18	1.95%	12,438	89	2.88%
Total Interest-bearing liabilities	129,187	298	0.93%	137,278	578	1.69%
Noninterest-bearing demand deposits	22,599			15,926
Noninterest-bearing liabilities	698			914
Total liabilities	152,484			154,118
Shareholders' equity	16,075			17,872
Total liabilities and
shareholders' equity	$168,559			$171,990

Net interest income; interest rate spread (2)		$1,234	2.90%		$1,226	2.79%
Net earning assets	$31,307			$24,218
Net interest margin (3)			3.08%			3.05%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.

(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the three months ending June 30, 2010, net interest income was $1,233,697, up $7,838 from same period in 2010 while total interest earning assets were down by $1.0 million.  The yield on earning assets declined 0.65% to 3.83% for the second quarter of 2011 from 4.48% for the comparable period of 2010.  The yield on interest-bearing liabilities declined 0.76% to 0.93% for the second quarter of 2011 from 1.69% for the same period in 2010. The net interest margin increased to 3.08% from 3.05%.

Interest Income.  Total interest income for the second quarter of 2011 was $1.5 million, down from $1.8 million for the second quarter of 2010.  A low interest rate environment combined with a larger allocation of funds to liquid assets or securities with a shorter duration contributed to lower interest income levels.  Average balances in funds invested in interest-bearing deposits and federal funds sold increased to $39.4 million during the second quarter of 2011 compared to $35.5 million during the second quarter of 2010.  Although average loan balances increased $6.5 million in the quarter to quarter comparison, the yield on loans decreased from 6.30% to 5.35% resulting in a reduction in loan interest of $137,000.

Interest expense.  Interest on deposits declined $208,399 to $280,308 for the second quarter of 2011 compared to the same period in 2010.  The average rate paid on interest-bearing deposits dropped 0.67% to 0.90%.  Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $70,972.

Provision for Loan Loss. A negative loan loss provision totaling $49,967 was recorded during the second quarter of 2011, compared to a negative loan loss provision of $223,479 for the same quarter last year; negative loan loss provisions provide a positive contribution to net income.  The provision for loan loss will fluctuate based on management’s evaluation of the credit within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income increased $368,833 to $372,460 for the second quarter of 2011 compared to $3,627 for the same quarter of 2010.  The increase was driven by an increase in trust and brokerage fees and no negative impact to second quarter 2011 results for losses related to other real estate owned.

The Bank’s trust department and brokerage business generated $179,212 in gross fees during the second quarter of 2011, up from $17,361 for the comparative quarter of 2010.  These services, newly introduced during the second quarter of 2010, garnered assets under management in excess of $100 million in 2011.

Service charges and other fees declined $36,489, to $152,589 for the second quarter of 2011 compared to the same period of 2010.  The decline was due to lower overdraft fee income which decreased by approximately $38,000.

No gains or losses were realized on the sale of securities during the second quarter of 2011.  Gains on the sale of securities available of sale resulted in revenue of $31,229 in the second quarter of 2010.  However, these gains were more than offset by an “other-than-temporary” impairment charge on FNMA and FHLMC preferred stock totaling $47,200 also recorded in the second quarter of 2010.

Gains on sale of loans increased by $19,629 to $21,493 for the second quarter of 2011 compared to the same quarter of 2010.  Low mortgage rates prevailed during the first half of 2011 contributing to a pickup in mortgage activity.

No losses were recorded on the disposition of other real estate owned during the second quarter of 2011, a substantial improvement over a net loss of $201,168 recorded during the second quarter of 2010 that included a direct write-down in the value of OREO for two properties totaling $219,797.

Noninterest expense. Noninterest expense increased $10,819 to $2,044,452 for the second quarter of 2011 compared to $2,033,633 for the second quarter of 2010.  The significant changes are detailed below.

Salaries and benefits increased $137,976 to $1,035,359 for the second quarter of 2011 compared to $897,383 for the same period of 2010.  Since the change of control in February 2010, Management has increased staff significantly in support of lending, trust and brokerage, branch management, and human resources.  Benefits expense recorded during the second quarter of 2011 also included $51,650 in expense associated with incentive stock options granted during the last half of 2010.

Occupancy and equipment costs increased $15,555 to $249,829 for the second quarter of 2011.  Increases in rent, property taxes and utilities were incurred while building repairs and maintenance costs declined.

Professional fees, including legal, accounting and other consulting expense, increased $19,785 to $164,257 for the second quarter of 2011.  The Company outsourced its internal audit function contributing to the increase in this expense. Legal expense also increased over the comparative quarter.  Partially offsetting these increases was a reduction in the Bank’s supervisory examination costs and a reduction in the cost for outside consultants.

Franchise tax increased $46,000 to $52,500 for the second quarter of 2011.  Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2010 compared to year-end 2009 resulted in higher costs for 2011.

Data processing charges include costs for internet banking, core systems data processing and courier charges.  This expense category increased $11,708 to $181,879 principally driven by the costs associated with core processing which is largely driven by transaction volumes.

Marketing costs were down $13,558 for the second quarter of 2011 to $16,410.  This reduction is attributed to the difference in the timing when costs are incurred.  General marketing costs for 2011, except for costs incurred related to the Bank’s name change in 2010, are expected to be similar to the costs incurred in 2010.

Other expenses decreased $201,262 during the second quarter of 2011 compared to the same period in 2010.  Loan-related expense decreased $126,373 and other real estate owned expenses decreased $53,415 contributing to this cost savings.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2011

The net loss for the six months ending June 30, 2011, totaled $707,511, or a loss of $0.04 per diluted share compared to a net loss of $1,910,358, or $0.13 per diluted share during the same period of 2010.  Average diluted shares outstanding were 19,714,564 shares for the six months ending June 30, 2011, compared to average diluted shares of 14,976,995 for the comparative prior year period.  During February 2010, 17.5 million shares were issued in connection with a common stock offering.

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

	Six Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$35,851	$40	0.23%	$31,584	$32	0.21%
Securities available for sale	19,397	270	2.78%	26,667	509	3.82%
Securities held to maturity	2,347	45	3.87%	2,997	57	3.82%
Federal agency stock	1,537	38	5.00%	1,372	34	4.89%
Loans (1)	100,996	2,746	5.48%	95,851	2,992	6.30%
Total interest-earning assets	160,128	3,139	3.95%	158,471	$3,624	4.61%
Noninterest-earning assets	8,184			10,461
Total assets	$168,312			$168,932

	Six Months Ended June 30,
	2011			2010
(Dollars in Thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,667	$15	0.31%	$9,287	$31	0.67%
Savings accounts	13,564	26	0.39%	16,662	73	0.88%
Money market accounts	49,493	154	0.63%	41,338	180	0.88%
Certificates of deposit	51,873	411	1.60%	56,869	724	2.57%
Total interest-bearing deposits	124,597	606	0.98%	124,156	1,008	1.64%
Other Borrowings	5,045	51	2.03%	14,482	232	3.21%
Total Interest-bearing liabilities	129,642	657	1.02%	138,638	$1,240	1.80%
Noninterest-bearing demand deposits	21,692			15,623
Noninterest-bearing liabilities	790			865
Total liabilities	152,124			155,127
Shareholders' equity	16,188			13,805
Total liabilities and
shareholders' equity	$168,312			$168,932

Net interest income; interest rate spread (2)		$2,482	2.90%		$2,384	2.81%
Net earning assets	$30,486			$19,833
Net interest margin (3)			3.13%			3.04%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.1	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.

(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income.  For the six months ended June 30, 2011, net interest income was $2.5 million, up $97,975 from the same period in 2010. Total interest and dividend income decreased $485,315.  This decrease in revenue was offset by a decrease of $583,290 in total interest expense.  The net interest margin improved to 3.13% from 3.04%.

Interest income.  Interest income decreased by $485,315 for the first half of 2011 compared to 2010.  The average balance of funds invested in interest-bearing deposits and federal funds sold increased by $4.3 million to $35.9 million representing 22.4% of earning asset balances and yielded 0.23% during the first half of 2011.  Lower yields on the investment and loan portfolios contributed about $527,000 to the decline in interest income.  The average balance of the investment portfolio decreased $7.9 million contributing about $150,000 to the decline in interest income. The average loan balances increased by $5.1 million contributing about $161,000 in interest income partially offsetting the reductions to interest income.

Interest expense.  A sustained low interest rate environment was evident in the decline in the Company’s cost of interest-bearing liabilities to 1.02% from 1.80% for the first half of 2011.  The cost of every funding category declined.  The volume of average interest-bearing liabilities declined $9.0 million.  The average balances of certificates of deposit balances declined $5.0 million and borrowings declined $9.4 million, while money market balances increased $8.2 million.  Advances owed to the Federal Home Loan Bank totaling $5.0 million were repaid during 2011.

Provision for loan losses.  A negative loan loss provision totaling $26,195 was recorded for the six months ended June 30, 2011; this had a positive effect on earnings.  During the same period of 2010, the Company recorded a negative loan loss provision of $146,707.  The provision for loan loss will fluctuate based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income.  Noninterest income increased to $724,815 for the first six months of 2011 from $201,408 for the same period in 2010.  Significant changes to the components of noninterest income for the six months ended June 30, 2011 compared to June 30, 2010 are discussed below.

The Bank’s trust department and brokerage business generated $345,051 in gross fees during the first six months of 2011, up from $17,361 for the comparative period of 2010.

Service charges and other fees declined $52,726 to $305,782 for the 2011 period compared to the 2010.  The decline was due to lower overdraft fee income which decreased by approximately $58,000, and reflects a shift in customer behavior.

Gains on sale of securities available of sale resulted in revenue of $32,999 for the 2011 period also contributing to the increase in total noninterest income.  Securities sold included $4.9 million of 30 year GNMA mortgage-backed securities issued during 2009.  These securities were sold to reduce the price sensitivity of the Bank’s securities portfolio in a rising interest rate environment.  Gains on the sale of securities available of sale resulted in revenue of $31,229 in the 2010 period.  However, these gains were more than offset by an “other-than-temporary” impairment charge on FNMA and FHLMC preferred stock totaling $47,200.

Gains on sale of loans increased $42,912 to $48,240 for the 2011 period.  Low mortgage rates prevailed during the first half of 2011 contributing to a pickup in mortgage activity, and home purchase activity has recently begun to improve in the Bank’s market area.

Net losses recorded on the disposition of other real estate owned during the 2011 period totaled $35,299 for one property compared to net losses of $189,624 for the 2010 period when direct write-downs in the value of OREO for two properties totaled $219,797 which were partially offset by a gain of $30,173 on the sale of eleven properties.

Noninterest expense.  Total noninterest expense decreased $552,593 to $4.1 million compared to $4.6 million for the first half of the prior year. In 2010, substantial costs were incurred related to the change in ownership control and subsequent change in management.  The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.   The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition.  Other changes comparing the first six months of 2011 to the same period of 2010 are described below.

Compensation costs increased $213,664 to $2,080,910 for the first half of 2011.  Benefits cost for the first half of 2011 included $102,744 in expense associated with incentive stock options that were granted during the last half of 2010.  Salaries and benefits for the asset management business increased $143,938 for the first half of 2011 compared to the same period in 2010 based on a full six months of operation in 2011 compared to partial year operations in the prior period. A position for loan workout, previously outsourced to a consultant in 2010, was eliminated and replaced with internal staffing resulting in a net cost savings for the Company.  Salaries expense for the first six months of 2010 included incentive payments totaling $153,000 paid to newly hired management.  Salaries and benefits expense also included salary continuation for terminated staff totaling $39,993 and for departing executive management totaling $85,569.  New positions were added during 2010 in trust and investment services, credit administration, and other departments within the Company.

Occupancy and equipment costs increased $46,692 for the first half of 2011.  Increases in costs were incurred for rent, property taxes, insurance and depreciation expense.  The increase related to opening a new trust and investment office in St. Clairsville, Ohio, in February 2010, was approximately $8,000.

Professional fees decreased $117,411 for the first half of 2011.  These costs include legal, accounting and auditing, regulatory examination and consulting fees.  The costs in each of these areas were lower in 2011 except for accounting and auditing fees; the internal audit and loan review functions were outsourced to CPA firms with practices in these fields resulting in this increase.  Consulting fees of $140,000 were paid to Excel Financial for the period prior to closing the stock offering during the first half of 2010; no costs were incurred from Excel Financial during the first half of 2011.

Franchise tax increased $90,750 to $106,300 for the first half of 2011.   Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2010 compared to year-end 2009 resulted in higher costs for 2011.

Data processing expense increased $38,997 to $361,874 for the first half of 2011. This cost is largely driven by transaction volumes, and costs for core processing increased $24,694 in 2011 compared to 2010.  Internet banking costs increased $12,934.

Marketing and advertising expense decreased $55,696 to $39,359 for the first half of 2011.  Most of this decrease relates to the absence of expense in 2011 associated with a name change for the Bank in 2010.  During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association.  The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency.  The Bank also expects to conduct trust services in several states.  Costs associated with the name change in 2010 were approximately $47,000 and included logo design, the reissuance of credit and debit cards, and promotional materials.

Deposit expense and insurance fees decreased $86,870 to $207,748 for the first half of 2011.  An improvement in the Bank’s risk rating for FDIC insurance based partly on higher capital levels following the common stock issuance in February 2010 contributed to a reduction in deposit insurance expense totaling $78,261 for 2011.

Other expenses decreased $160,940 to $464,099 for the first half of 2011.  Loan expenses declined by $100,474 and OREO related expenses decreased $71,380.  These savings were partially offset by increases in other miscellaneous expenses.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

On June 23, 2011, the Bank entered into an Office Purchase and Assumption Agreement (the “Agreement”), with The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., that provides for the sale of certain assets and the transfer of certain liabilities relative to two Premier branches located in Wooster, Ohio.  Under the terms of the Agreement, CSB will purchase certain assets of the branches at book value, including real estate, fixtures and equipment associated with the branch locations, and approximately $8.5 million in loans, while assuming the deposits associated with the branches (which are anticipated to be between $70 and $77 million) and a lease obligation associated with one of the acquired branch locations.  CSB will pay a premium of 5% based on the average amount of assumed deposits during a specified period prior to the closing, with a minimum premium of $3.5 million and a maximum premium of $3.85 million.  The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the fourth quarter of 2011.  A copy of the Agreement is filed as Exhibit 10.11.

At June 30, 2011, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

The Consolidated Statement of Cash Flows provides details on sources and uses of cash for the six months ending June 30.  Cash and cash equivalents increased $12.5 million to $45.2 million at June 30, 2011 since year-end 2010 and are expected to continue to increase in anticipation of the closing of the sale of deposits associated with two branch offices in Wayne County, Ohio.  This transaction is expected to use between $57 million and $64 million in liquidity and is expected to fund through current liquidity, cash flow and sales from the investment portfolio, deposit gathering and borrowings at the Federal Home Loan Bank.

CAPITAL RESOURCES

Total shareholders’ equity was $16.2 million at June 30, 2011, a decrease of $315,000 from the prior year-end balance.  The decrease in equity was primarily due to the net loss of $708,000 incurred by the Company for the first half of 2011.  Stock-based compensation expense of $103,000 increased equity as well as $290,000 in other comprehensive income related to the appreciation in market value of securities available for sale including the impact of the reclassification of securities to the available-for-sale classification from the held-to-maturity classification.

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action.  At June 30, 2011, the Bank was adequately capitalized under the provisions of prompt corrective action.  Until the Consent Order is terminated, the Bank cannot be classified as well-capitalized even though its capital ratios meet the minimum capital requirements of a well capitalized institution.  See Note 9 for more information regarding the Consent Order, the regulatory capital requirements for the Bank, and the Bank’s capital ratios as of June 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item  4T.  Controls and Procedures

As of June 30, 2011, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits.

INDEX TO EXHIBITS

The following exhibits are included in this Report on Form 10-Q or are incorporated herein by reference as noted in the following table:

Exhibit Number	Description of Exhibit

10.1	Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull,
President and Chief Executive Officer and Director (principal executive officer)

Date:  August 12, 2011

By:	/s/ Jane Marsh
Jane Marsh,
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date:  August 12, 2011