Form 10-Q
period 2011-09-30
OHIO LEGACY CORP
filed 2011-11-14
CIK 1096654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 14, 2011, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP
FORM 10-Q

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

THIRD QUARTER REPORT

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$1,106,519	$1,121,473
Federal funds sold and interest-bearing deposits in financial institutions	50,842,255	31,560,745
Cash and cash equivalents	51,948,774	32,682,218
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	11,122,400	25,206,895
Securities held to maturity (fair value September 30, 2011 - $0, December 31, 2010 - $2,885,216)	-	2,815,634
Loans held for sale	427,173	636,794
Loans, net of allowance of $2,364,643 and $3,055,766 at September 30, 2011 and December 31, 2010	103,717,760	101,146,194
Federal bank stock	1,518,000	1,557,700
Premises and equipment, net	2,221,750	3,461,455
Assets acquired in settlement of loans	2,379,847	2,351,302
Assets to be disposed of through branch sale	10,096,653	-
Accrued interest receivable and other assets	2,058,974	658,779
Total assets	$185,591,331	$170,616,971

Commitments and contingent liabilities	-	-

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,408,203	$20,760,836
Interest-bearing demand	4,663,798	9,564,745
Savings	35,520,226	59,285,422
Certificates of deposit, net	31,551,662	53,604,644
Total deposits	88,143,889	143,215,647
Repurchase agreements	5,661,395	4,391,252
Long-term Federal Home Loan Bank advances	-	5,000,000
Capital lease obligations	-	407,593
Liabilities to be disposed of through branch sale	75,403,109	-
Accrued interest payable and other liabilities	622,988	1,131,963
Total liabilities	$169,831,381	$154,146,455

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
September 30, 2011 and December 31, 2010: 22,500,000 shared authorized, 19,714,564 shares issued and outstanding	35,756,764	35,603,803
Accumulated deficit	(20,276,592)	(19,289,011)
Accumulated other comprehensive income	279,778	155,724
Total shareholders' equity	15,759,950	16,470,516
Total liabilities and shareholders' equity	$185,591,331	$170,616,971

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$1,409,382	$1,381,852	$4,154,898	$4,374,049
Securities, taxable	62,873	217,890	323,491	727,040
Securities, tax-exempt	27,177	28,534	81,612	85,713
Interest-bearing deposits, federal funds sold and other	25,032	24,969	65,174	57,338
Dividends on federal bank stock	17,637	19,505	56,045	53,046
Total interest and dividend income	1,542,101	1,672,750	4,681,220	5,297,186

Interest expense:
Deposits	270,438	446,407	876,716	1,454,727
Short-term Federal Home Loan Bank advances	-	-	13,754	-
Long-term Federal Home Loan Bank advances	-	64,735	-	249,305
Repurchase agreements	3,144	2,856	8,268	5,931
Capital leases	15,426	17,038	47,698	52,098
Investor notes	-	-	-	9,693
Total interest expense	289,008	531,036	946,436	1,771,754
Net interest income	1,253,093	1,141,714	3,734,784	3,525,432
Provision for loan losses	(108,874)	287,450	(135,069)	140,743
Net interest income after provision for loan losses	1,361,967	854,264	3,869,853	3,384,689
Noninterest income:
Service charges and other fees	157,955	182,353	463,739	540,861
Trust and brokerage fee income	196,278	66,877	541,328	84,238
Gain on sales of securities available for sale, net	325,032	-	358,030	31,229
Other than temporary impairment on securities available for sale
Total impairment loss	-	-	-	(47,200)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	-	-	(47,200)
Gain on sale of loans	23,185	9,723	71,425	15,051
Loss on disposition of other real estate owned	(86,934)	(112,436)	(122,233)	(302,060)
Loss on disposition of fixed assets	(3,412)	-	(3,749)	(8,699)
Other income	10,069	9,108	38,447	43,611
Total noninterest income	622,173	155,625	1,346,987	357,031

Noninterest expense:
Salaries and benefits	976,541	1,048,356	3,057,451	2,915,600
Occupancy and equipment	233,673	223,548	729,338	672,521
Professional fees	166,814	190,453	465,722	606,772
Franchise tax	51,875	7,250	158,175	22,800
Data processing	182,818	221,230	544,692	544,107
Marketing and advertising	11,760	31,399	51,118	126,454
Stationery and supplies	15,138	17,393	49,871	58,484
Deposit expense and insurance	91,753	91,374	299,501	385,992
Branch disposal expenses	166,687	-	166,687	-
Investor expenses	-	-	-	517,222
Other expenses	217,766	334,017	681,865	957,257
Total noninterest expense	2,114,825	2,165,020	6,204,420	6,807,209
Loss before income taxes	(130,685)	(1,155,131)	(987,580)	(3,065,489)
Income tax expense	149,384	-	-	-

Net loss	$(280,069)	$(1,155,131)	$(987,580)	$(3,065,489)

Basic loss per share	$(0.01)	$(0.06)	$(0.05)	$(0.18)
Diluted loss per share	$(0.01)	$(0.06)	$(0.05)	$(0.18)

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance, beginning of period	$16,155,730	$17,818,915	$16,470,516	$2,366,511

Stock based compensation expense	50,217	45,325	152,960	47,468

Proceeds on sale of common stock, net	-	-	-	16,714,781

Comprehensive loss:
Net loss	(280,069)	(1,155,131)	(987,580)	(3,065,489)
Net unrealized income (loss) on securities available for sale arising during the period, including effect of reclassifications	(165,928)	87,750	124,054	733,588
Total comprehensive loss	(445,997)	(1,067,381)	(863,526)	(2,331,901)

Balance, end of period	$15,759,950	$16,796,859	$15,759,950	$16,796,859

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(987,580)	$(3,065,489)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	(135,069)	140,743
Depreciation and amortization	277,164	280,273
Loss on disposition of fixed assets	3,749	8,699
Securities amortization and accretion, net	183,490	187,501
Origination of loans held for sale	(5,427,370)	(2,304,700)
Proceeds from sales of loans held for sale	6,137,328	1,732,076
Loss on disposition or direct write-down of real estate owned	122,233	302,060
Gain on sale of securities available for sale	(358,030)	(31,229)
Other than temporary impairment of securities	-	47,200
Gain on sale of loans held for sale	(71,425)	(15,051)
Stock based compensation expense	152,960	47,468
Net change in:
Accrued interest receivable and other assets	(1,400,193)	(292,592)
Accrued interest payable and other liabilities	(508,975)	(153,846)
Deferred loan fees	53,922	(1,892)
Net cash from operating activities	(1,957,795)	(3,118,779)

Cash flows from investing activities:
Purchases of securities available for sale	(6,539,002)	(11,656,522)
(Purchases) or redemptions of federal bank stock	39,700	(290,450)
Maturities, calls and paydowns of securities available for sale	12,967,243	4,644,526
Sales of securities available for sale	10,770,482	2,897,908
Proceeds from sale of other real estate owned	453,679	2,264,106
Participation loans sold	1,435,046	-
Participation loans purchased	(725,000)	-
Net change in loans	(13,311,810)	4,469,946
Insurance claim proceeds for real estate owned	-	2,879
Proceeds from sale of premises and equipment	14,250	200
Acquisition of premises and equipment	(74,138)	(487,134)
Net cash from investing activities	5,030,450	1,845,459

Cash flows from financing activities
Net change in deposits	19,231,988	1,985,815
Net change in repurchase agreements	1,996,427	3,147,633
Repayment of capital lease obligations	(34,514)	(24,389)
Repayments of FHLB advances	(5,000,000)	(13,500,000)
Net proceeds from issuance of common stock	-	16,714,781
Net cash from financing activities	16,193,901	8,323,840

Net change in cash and cash equivalents	19,266,556	7,050,520
Cash and cash equivalents at beginning of period	32,682,218	24,165,790

Cash and cash equivalents at end of period	$51,948,774	$31,216,310

See notes to the consolidated financial statements.

	For the Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash received during the period:
Federal income tax refund	$-	$-

Cash paid during the period for:
Interest	998,782	1,833,077
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	604,459	1,763,948
Reclassification of securities to available-for-sale from held-to-maturity	2,816,058	-
Reclassification of asset balances to assets to be disposed of through branch sale:
Loans, net	9,077,972	-
Premises and equipment, net	1,018,681	-
Reclassification of liability balances to liabilities to be disposed of through branch sale:
Deposits	74,303,746	-
Repurchase agreements	726,284	-
Capital lease obligation	373,079	-

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

Ohio Legacy is a bank holding company incorporated on July 1, 1999 under the laws of the State of Ohio. The Bank began operations on October 3, 2000.  The Bank provides financial services through its full-service offices in Wooster and Canton, Ohio.  Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans.  Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  Real estate loans are secured by residential and commercial real estate.  Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.  On March 23, 2010, the Bank received approval from the Comptroller of the Currency of its application to commence fiduciary powers pursuant to 12 USC 92a. Subsequently, the Bank opted to include “Trust” in its name and announced a name change to Premier Bank & Trust, N.A. effective April 2010.  The Bank also began to offer investment brokerage services in April 2010.

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2011, and its results of operations and cash flows for the periods presented.  All such adjustments are normal and recurring in nature.  The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP.  However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

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

No. 2011-02 | Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring:  In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted.  In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The impact of adoption was not material to the Company’s consolidated financial statements.

No. 2011-04 | Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs:  In May 2011, FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs (ASU 2011-04).  The new guidance in this ASU results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Certain amendments clarify the FASB[‘s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments also enhance disclosure requirements surrounding fair value measurement.  Most significantly, an entity will be required to disclose additional information regarding Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements.  The new guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
BASIC:
Net loss	$(280,069)	$(1,155,131)	$(987,580)	$(3,065,489)
Weighted average common shares outstanding	19,714,564	19,714,564	19,714,564	16,573,538
Basic loss per share	$(0.01)	$(0.06)	$(0.05)	$(0.18)

DILUTED:
Net loss	$(280,069)	$(1,155,131)	$(987,580)	$(3,065,489)
Weighted average common shares outstanding	19,714,564	19,714,564	19,714,564	16,573,538
Dilutive effect of stock options	-	-	-	-
Dilutive effect of stock warrants	-	-	-	-
Total common shares and dilutive potential common shares	19,714,564	19,714,564	19,714,564	16,573,538
Diluted loss per common share	$(0.01)	$(0.06)	$(0.05)	$(0.18)

The dilutive potential common shares that were excluded from the computation of diluted earnings per share because the effect of their exercise was anti-dilutive were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	1,301,985	1,207,272	1,320,574	435,977
Stock warrants	-	35,500	-	56,051

NOTE 4 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale, carried at fair value:	Cost	Gains	Losses	Value
September 30, 2011
U.S. Government-sponsored enterprises	$2,530,013	$1,771	$-	$2,531,784
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	4,989,594	198,423	(79)	5,187,938
Other mortgage-backed securities	264,384	-	(63,351)	201,033
Municipal securities	2,816,230	168,215	-	2,984,445
Equity securities	39,900	177,300	-	217,200
Total	$10,640,121	$545,709	$(63,430)	$11,122,400

December 31, 2010
U.S. Government-sponsored enterprises	$8,261,724	$3,424	$(1,722)	$8,263,426
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	16,228,702	396,481	-	16,625,183
Other mortgage-backed securities	316,644	-	(69,078)	247,566
Equity securities	41,600	29,120	-	70,720
Total	$24,848,670	$429,025	$(70,800)	$25,206,895

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held to maturity, carried at amortized cost	Cost	Gains	Losses	Value
September 30, 2011
None	$-	$-	$-	$-

December 31, 2010
Municipal securities	$2,815,634	$69,582	$-	$2,885,216

At June 30, 2011, the Company reclassified its municipal securities to the available-for-sale category from held-to-maturity since management no longer intends to hold these securities to maturity.  At the time of the transfer, the municipal securities were carried at amortized cost totaling $2,816,058 and the estimated fair value was $2,950,608.  The unrealized gain included as a component of accumulated other comprehensive income related to the reclassification was $134,550.  The securities were reclassified because the Company may sell the municipal securities to assist in funding the branch sale described in Note 11.  No purchases will be classified as held-to-maturity for the next two years.

Proceeds from the sale of securities available-for-sale totaled $10,770,482 and $2,897,908 for the nine months ended September 30, 2011 and 2010, respectively.  Proceeds from the sale of securities available-for-sale totaled $5,818,639 and $0 for the three months ended September 30, 2011 and 2010, respectively.

The fair value of debt securities and the carrying amount, if different, at September 30, 2011 by expected maturity are depicted in the following table.  Expected maturities may differ from contractual maturities because the loans underlying the mortgage-backed securities generally can be prepaid without penalty.

Available for sale
Fair Value

Due in one year or less	$-
Due from one to five years	3,205,437
Due from five to ten years	673,762
Due after ten years	1,637,030
Equity securities	217,200
Mortgage-backed securities	5,388,971
Total	11,122,400

The following summarizes the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$13,643	$(79)	$-	$-	$13,643	$(79)
Other mortgage-backed securities	-	-	201,033	(63,351)	201,033	(63,351)
Total	$13,643	$(79)	$201,033	$(63,351)	$214,676	$(63,430)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government agencies	$2,555,180	$(1,722)	$-	$-	$2,555,180	$(1,722)
Other mortgage-backed securities	-	-	247,566	(69,078)	247,566	(69,078)
Total	$2,555,180	$(1,722)	$247,566	$(69,078)	$2,802,746	$(70,800)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of September 30, 2011, the Company’s security portfolio consisted of 31 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $201,033 which represents an unrealized loss of approximately $63,351 at September 30, 2011; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security was rated Ba2 by Moody’s on April 21, 2011 and BBB- on July 12, 2011 by Standard & Poor’s rating services.    This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages.  No losses incurred on the mortgages in the pool have been assigned to the senior classes.  Although the borrowers are not required to make principal payments during the initial 10 year period, 74% of the original principal has been repaid as of September 30, 2011. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of September 30, 2011, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 5 – LOANS

Loans, by collateral type, were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Balance	Percent	Balance	Percent
Residential real estate	$30,286,376	28.5%	$30,320,666	29.1%
Multifamily real estate	5,572,582	5.3%	7,465,237	7.2%
Commercial real estate	41,116,186	38.8%	42,222,715	40.4%
Construction	3,752,302	3.5%	2,137,849	2.1%
Commercial	9,379,612	8.8%	15,114,240	14.5%
Secured by Trust Assets	6,607,563	6.2%
Consumer and home equity	9,386,301	8.9%	7,013,694	6.7%
Total Loans	106,100,922	100.0%	104,274,401	100.0%
Less: Allowance for loan losses	(2,364,643)		(3,055,766)
Net deferred loan fees	(18,519)		(72,441)
Loans, net	$103,717,760		$101,146,194

At September 30, 2011, loans with an aggregate balance of $9,677,972 were classified as “assets to be disposed of through branch sale” and are not included in the table above. The amount of the allowance for loan loss allocated to these loans, also excluded from the table above and previously included as part of the general component of the allowance, was $600,000.  The allowance amount allocated to the disposal group was contractually determined through negotiations with the purchaser.

No loans included in the disposal group were classified as impaired.  The following table presents loans included in the disposal group by collateral type and risk category:

	Disposal Group Loans as of September 30, 2011
	Not rated	Pass	Special Mention	Substandard	Total
Residential real estate	$692,750	$322,924	$-	$-	$1,015,674
Multifamily real estate	-	-	409,578	-	409,578
Commercial real estate:
Owner occupied	183,092	1,681,968	611,333	1,193,028	3,669,421
Non-owner occupied	-	1,325,701	-	-	1,325,701
Commercial	-	2,842,727	-	39,089	2,881,816
Consumer and home equity	375,782	-	-	-	375,782
Total	$1,251,624	$6,173,320	$1,020,911	$1,232,117	$9,677,972

Approximately $23,141,000 and $23,966,000 of residential real estate were pledged as collateral to support available borrowing capacity at the Federal Home Loan Bank at September 30, 2011 and for advances outstanding and additional borrowing capacity at December 31, 2010, respectively.  Approximately $11,056,000 and $30,177,000 of commercial and home equity loans were pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at September 30, 2011 and December 31, 2010.

Allowance for Loan and Lease Losses:  The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Management utilizes past due information as a credit quality indicator across the loan portfolio.  The past due information is the primary credit quality indicator within both the 1-4 family residential real estate loan portfolio (including first liens, home equity loans, and construction loans in the 1-4 family real estate segment) and consumer loans.

The primary credit quality indicator for commercial and commercial real estate loans (including non-owner occupied, owner occupied, multi-family real estate, 1-4 family rental property, and construction and development loans not included in the residential real estate segment) is based on an internal grading system. Credit grades are monitored regularly by the respective loan officer and independently by credit administration, and adjustments are made when appropriate. The frequency of loan review with respect to credit grades is dependent upon the size and grade of the loan.  See below for a description of credit quality indicators.

Commercial and commercial real estate loans that are graded “doubtful” are shown as nonperforming and management generally charges these loans down to their fair value by taking a partial charge-off or recording a specific allocation of the allowance. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Any commercial loan graded “loss” is immediately charged-off.

When collection of principal and interest is in doubt or a loan is 90-days past due, the loan is placed on non-accrual status and is specifically reviewed for impairment.  Impairment is measured based on one of three methods:  (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) at the observable market price of the loan; or (3) the fair value of the collateral less estimated disposal costs.  Individually impaired loans include all nonaccrual and restructured loans.  U.S. generally accepted accounting principles (“GAAP”) require a specific allocation to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loans will not be collected, and the recorded investment exceeds fair value.

For all loan segments, the Bank will initiate a charge-off or a partial charge-off based on the status of the loan.  If the loan is not fully collateralized and is in the process of collection, the Bank will charge off the amount of the uncollectable account balance as a loss.  The designated workout officer is generally responsible for calculating and recommending the charge-off amount.  All charge-offs must be approved by the Credit Committee whose members consist of the Chief Credit Officer, the Chief Executive Officer, the Chief Operating Officer and the Senior Lending Officer.

Charge offs are recorded when consumer loans are 120 days past due and real estate loans are 180 days past due.  This may be extended if management believes that the risk of loss is minimal, and the Bank is in the process of collection with a reasonable prospect of full collection.  Management conducts reviews of impaired loans regularly and assesses the requirement for specific allocations or charge-offs.  When a loss has not been confirmed and payments are current, a specific allocation is generally recorded.  Charge-offs (either full or partial) are recognized when loss is confirmed (for example, upon receipt of a current appraisal) and is generally based on the amount that the loan balance exceeds the estimated net realizable value of the collateral.  For unsecured loans, the full balance is charged-off at the time the loan is deemed impaired.  The Company did not revise its charge-off policy during periods presented.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired and assigned a probable loss amount.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan is on nonaccrual status.  The Company then divides the remaining loans by risk into four grades: pass, special mention, substandard, and doubtful.  Loans with a pass grade are divided into ten separate categories.  Total charge-offs for a specified time period, currently three years, are divided into the same categories and used as a starting point to estimate credit losses in each category.  Other subjective factors, such as industry conditions, local economic trends and similar items are assigned a numeric value by category and are also applied to the balances in the pass grade.  Historic loss percentages are applied separately to the special mention and substandard pools of loans based on actual charge-offs for each pool in total regardless of the category.   The amount and timing of full or partial charge-offs is important since charge-offs are factored into the calculation of the three-year historical loan loss experience rates used to estimate the adequacy of the allowance for loan losses.  Failure to record charge-offs in a timely manner could result in lower historical loss rates and potentially understate  the estimate of the amount of incurred losses within the portfolio and distort coverage ratios such as the allowance for loan losses to nonaccrual loans used by management to evaluate the adequacy of the allowance for loan losses.

A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below:

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

Loans Secured by Trust Assets: These loans are secured by cash or marketable securities and have substantially less credit risk than other types of loans.

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

Activity in the allowance for loan losses for the three months and nine months ended September 30 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance, beginning of period	$2,761,502	$3,817,696	$3,055,766	$3,945,670
Provision for loan losses	(108,874)	287,450	(135,069)	140,743
Loans charged-off	(9,185)	(607,777)	(327,234)	(612,062)
Recoveries of charged-off loans	321,200	116,302	371,180	139,320
Transfer of allowance for loans to be disposed of through branch sale	(600,000)	-	(600,000)	-

Balance, end of period	$2,364,643	$3,613,671	$2,364,643	$3,613,671

Balance as a percentage of total loans	2.23%	3.68%	2.23%	3.68%

Activity in the allowance for loan loss by portfolio segment for the each quarter of 2011 was as follows:

	1-4 family residential	1-4 family rental	Multi-family real estate	Home Equity	Consumer	Commercial	Secured by Trust Assets

Balance, December 31, 2010	$183,507	$331,184	$454,670	$93,187	$10,818	$275,473	$12,095
Provision for loan losses	9,963	(115,792)	71,951	2,873	2,116	45,004	9
Charge-offs	-	-	-	-	(174)	-	-
Recoveries	-	-	-	-	498	473	-
Balance, March 31, 2011	193,470	215,392	526,621	96,060	13,258	320,950	12,104
Provision for loan losses	29,018	(15,593)	(116,017)	(7,905)	(2,908)	39,529	(310)
Charge-offs	(48,077)				(342)	(81,263)
Recoveries	-	-	-	-	375	955	-
Balance, June 30, 2011	174,411	199,799	410,604	88,155	10,383	280,171	11,794
Provision for loan losses	4,387	13,721	156,305	7,608	(4,260)	43,907	1,421
Charge-offs	-	-	-	-	(426)	-	-
Recoveries	-	-	-	-	528	10,118	-
Subtotal	178,798	213,520	566,909	95,763	6,225	334,196	13,215
Reclassification of allowance for loans to be disposed of through branch sale	(5,745)	(11,918)	(132,966)	(1,836)	(914)	(90,260)	-
Balance, September 30, 2011	$173,053	$201,602	$433,943	$93,927	$5,311	$243,936	$13,215

	Commercial real estate
	Non-owner occupied	Owner Occupied	Construction	Total

Balance, December 31, 2010	$509,739	$1,043,458	$141,635	$3,055,766
Provision for loan losses	27,878	(20,409)	179	23,772
Charge-offs	-	-	-	(174)
Recoveries	-	23,698	6,000	30,669
Balance, March 31, 2011	537,617	1,046,747	147,814	3,110,033
Provision for loan losses	(80,941)	95,744	9,416	(49,967)
Charge-offs	(29,089)	(159,104)		(317,875)
Recoveries	-	11,981	6,000	19,311
Balance, June 30, 2011	$427,587	$995,368	$163,230	$2,761,502
Provision for loan losses	(63,510)	(30,860)	(237,593)	(108,874)
Charge-offs	-	(7,554)	(1,205)	(9,185)
Recoveries	-	59,708	250,846	321,200
Subtotal	364,077	1,016,662	175,278	2,964,643
Reclassification of allowance for loans to be disposed of through branch sale	(5,966)	(350,395)	-	(600,000)
Balance, September 30, 2011	$358,111	$666,267	$175,278	$2,364,643

Loans individually considered impaired and nonaccrual loans were as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Loans past due over 90 days still on accrual	$27,412	$11,495
Nonaccrual loans, includes smaller balance homogeneous loans	1,712,489	3,452,602
Impaired loans, included in nonaccrual loans	1,684,209	3,409,242
Impaired loans with no allowance for loan losses allocated	1,217,188	3,371,759
Amount of the allowance for loan losses allocated	125,585	6,435

No interest income was recognized during impairment for the year to date period ending September 30, 2011 or 2010.

The unpaid principal balance of loans reflects the borrowers’ principal balance and is not reduced by partial charge-offs previously recorded by the Company.  For nonaccrual loans, the recorded investment in loans is reduced by the full amount of payments received from the borrower, whereas the unpaid principal balance will continue to reflect an allocation of the borrower’s payment between principal and interest. Generally accepted accounting principles define the recorded investment in loans as the sum of unpaid principal balance, accrued interest receivable, and deferred fees and costs minus partial charge-offs.  Because accrued interest receivable, deferred fees and deferred costs are not material, the recorded investment in loans presented in the accompanying tables does not include these balances.

The following tables present the balance in the allowance for loan losses and the recorded investment of loans by portfolio segment and based on impairment method.

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
September 30, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$82,640	$25,855,310	$90,413	$361,203	$173,053	$26,216,513
1-4 family rental property	193,441	3,877,673	8,161	192,190	201,602	4,069,863
Multi-family real estate	433,943	5,572,582	-	-	433,943	5,572,582
Home equity	93,927	8,242,386	-	-	93,927	8,242,386
Consumer	5,311	1,143,915	-	-	5,311	1,143,915
Commercial	241,304	9,254,017	2,632	125,595	243,936	9,379,612
Secured by trust assets	13,215	6,607,563	-	-	13,215	6,607,563
Commercial real estate:
Non-owner occupied	358,111	21,635,579	-	40,121	358,111	21,675,700
Owner occupied	641,888	18,791,008	24,379	649,478	666,267	19,440,486
Construction and development	175,278	3,436,680	-	315,622	175,278	3,752,302
Total	$2,239,058	$104,416,713	$125,585	$1,684,209	$2,364,643	$106,100,922

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2010	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$177,072	$23,716,528	$6,435	$164,170	$183,507	$23,880,698
1-4 family rental property	331,184	6,161,295	-	278,673	331,184	6,439,968
Multi-family real estate	454,670	7,396,465	-	68,772	454,670	7,465,237
Home equity	93,187	6,277,141	-	-	93,187	6,277,141
Consumer	10,818	736,553	-	-	10,818	736,553
Commercial	275,473	8,818,892	-	247,731	275,473	9,066,623
Commercial secured by trust assets	12,095	6,047,617	-	-	12,095	6,047,617
Commercial real estate:
Non-owner occupied	509,739	18,112,082	-	174,750	509,739	18,286,832
Owner occupied	1,043,458	22,594,876	-	1,341,007	1,043,458	23,935,883
Construction and development	141,635	1,003,710	-	1,134,139	141,635	2,137,849
Total	$3,049,331	$100,865,159	$6,435	$3,409,242	$3,055,766	$104,274,401

The following table presents loans individually evaluated for impairment by loan class.

	September 30, 2011
	Quarter-to-Date Average Recorded Investment	Year-to-Date Average Recorded Investment	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$175,495	$243,244	$136,635	$234,589	$-
1-4 family rental property	32,410	132,624	31,795	66,574	-
Multi-family real estate	-	15,283	-		-
Home equity	-	3,980	-		-
Commercial	145,130	171,291	122,963	345,287	-
Commercial real estate:
Non-owner occupied	40,121	101,698	40,121	61,800	-
Owner occupied	631,845	971,027	570,052	644,492	-
Construction and development	765,633	937,493	315,622	746,994	-

With an allowance recorded:
1-4 Single family residential mortgage	92,885	48,211	224,568	224,568	90,413
1-4 family rental property	152,234	67,716	160,395	222,100	8,161
Commercial	-	29,543	2,632	2,849	2,632
Commercial real estate:
Non-owner occupied	-	15,207	-	-	-
Owner occupied	54,499	42,449	79,426	82,517	24,379
Total	$2,090,252	$2,779,766	$1,684,209	$2,631,770	$125,585

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$126,687	$200,650	$-
1-4 family rental property	278,673	908,487	-
Multi-family real estate	68,772	116,139	-
Home equity	-	-	-
Commercial	247,731	674,733	-
Commercial real estate:
Non-owner occupied	174,750	190,764	-
Owner occupied	1,341,007	1,864,179	-
Construction and development	1,134,139	2,269,265	-

With an allowance recorded:
1-4 Single family residential mortgage	37,483	37,483	6,435
1-4 family rental property	-	-	-
Commercial	-	-	-
Commercial real estate:
Non-owner occupied	-	-	-
Owner occupied	-	-	-
Total	$3,409,242	$6,261,700	$6,435

The following table presents the amount of income recognized during impairment and the average recorded investment in impaired loans for the comparative periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income recognized during impairment	$1,712	$-	$13,163	$-
Cash-basis income recognized during impairment	1,712	-	13,163	-
Average of impaired loans during the period	2,090,252	5,717,963	2,779,766	5,669,181

The following tables present the aging of the recorded investment in past due loans by class of loans.

		Days Past Due
September 30, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	Non-Accrual	Total Past Due	Total
1-4 family residential mortgage	$25,630,292	$166,354	$58,664	$-	$361,203	$586,221	$26,216,513
1-4 family rental property	3,877,673	-	-	-	192,190	192,190	4,069,863
Multi-family real estate	5,572,582	-	-	-	-	-	5,572,582
Home equity loans	8,196,878	-	45,508	-	-	45,508	8,242,386
Consumer	1,083,012	2,276	2,935	27,412	28,280	60,903	1,143,915
Commercial	9,254,017	-	-	-	125,595	125,595	9,379,612
Secured by trust assets	6,607,563	-	-	-	-	-	6,607,563
Commercial real estate:
Non-owner occupied	21,578,420	57,159	-	-	40,121	97,280	21,675,700
Owner occupied	18,791,008	-	-	-	649,478	649,478	19,440,486
Construction and development	3,436,680	-	-	-	315,622	315,622	3,752,302
Total	$104,028,125	$225,789	$107,107	$27,412	$1,712,489	$2,072,797	$106,100,922

		Days Past Due
December 31, 2010	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	Non-Accrual	Total Past Due	Total
1-4 family residential mortgage	$23,367,952	$207,521	$141,055	$-	$164,170	$512,746	$23,880,698
1-4 family rental property	6,161,295	-	-	-	278,673	278,673	6,439,968
Multi-family real estate	7,396,465	-	-	-	68,772	68,772	7,465,237
Home equity loans	6,192,016	74,621	10,504	-	-	85,125	6,277,141
Consumer	676,801	4,898	-	11,495	43,359	59,752	736,553
Commercial	8,751,090	8,889	58,913	-	247,731	315,533	9,066,623
Commercial secured by trust assets	6,047,617	-	-	-		-	6,047,617
Commercial real estate:						-	-
Non-owner occupied	18,050,282	61,800	-	-	174,750	236,550	18,286,832
Owner occupied	22,594,876	-	-	-	1,341,007	1,341,007	23,935,883
Construction and development	1,003,709	-	-	-	1,134,140	1,134,140	2,137,849
Total	$100,242,103	$357,729	$210,472	$11,495	$3,452,602	$4,032,298	$104,274,401

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.
Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The Company has no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011.  There were no troubled debt restructurings as of December 31, 2010.  The Company has committed to lend additional amounts totaling up to $6,000 as of September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.   All loans classified as troubled debt restructurings were also classified as impaired loans as of September 30, 2011.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk..

None of the modifications involved a reduction of the stated interest rate of the loan. Modifications involving an extension of the maturity date were for periods ranging from 12 to 18 months.  In some cases, the maturity dates were shortened by up to 12 years.

Subsequent to the period ending September 30, 2011, the Company completed a restructure of loans totaling $2,159,147 of which $194,266 represented new funds advanced.   Although interest rates remained the same or were increased as compared to the original contractual rate, a concession was granted given that new funds were advanced at below market rates to borrowers experiencing financial difficulty.   No specific reserve was allocated for this restructuring.

There were no loans modified as troubled debt restructurings during the three months ending September 30, 2011.  The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2011:

		Outstanding Recorded Investment
	Number of Loans	Pre-Modification	Post-Modification
Troubled Debt Restructurings
Commercial	5	$145,294	$107,778
Commercial real estate:
Owner occupied	2	120,403	113,648
Total	7	$265,697	$221,426

The troubled debt restructurings described above did not increase the allowance for loan losses or result in charge offs during the period ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within nine months following the modification during the period ending September 30, 2011:

Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment
Commercial	1	$3,692

The payment default on the above troubled debt restructuring occurred during the three months ending September 30, 2011.

A loan is typically considered to be in payment default once it is eleven days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted described above did not increase the allowance for loan losses or result in any loan charge offs during the period ending September 30, 2011.

No other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  Loans not analyzed as part of homogeneous groups include commercial, commercial real estate, multi-family real estate, construction and development loans.  Homogeneous groups of loans are not typically risk rated unless the loan is placed on nonaccrual status.  A loan may also be separated from the homogeneous pool and individually risk rated due to recurrent delinquency problems, typically 60 to 89 days past due.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$22,219,061	$3,131,998	$205,032	$551,051	$109,371	$26,216,513
1-4 family rental property	405,623	2,760,051	520,488	383,701	-	4,069,863
Multi-family real estate	-	4,264,315	262,359	1,045,908	-	5,572,582
Home equity loans	8,158,267	76,085	1,759	6,275	-	8,242,386
Consumer	1,143,915	-	-	-	-	1,143,915
Commercial	-	9,236,703	32,499	48,015	62,395	9,379,612
Secured by trust assets	581,678	6,025,885	-	-	-	6,607,563
Commercial real estate:						-
Non-owner occupied	-	18,125,549	2,736,163	813,988	-	21,675,700
Owner occupied	-	17,053,368	1,528,571	744,899	113,648	19,440,486
Construction and development	2,012,379	1,395,976	28,324	315,623	-	3,752,302
Total	$34,520,923	$62,069,930	$5,315,195	$3,909,460	$285,414	$106,100,922

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total

1-4 family residential mortgage	$23,135,647	$392,160	$-	$197,341	$155,550	$23,880,698
1-4 family rental property	-	5,413,008	453,930	573,030	-	6,439,968
Multi-family real estate	91,908	4,350,194	1,591,890	1,431,245	-	7,465,237
Home equity loans	6,055,818	200,000	2,582	18,741	-	6,277,141
Consumer	736,553	-	-	-	-	736,553
Commercial	-	8,403,145	311,832	281,043	70,603	9,066,623
Commercial secured by trust assets	-	6,047,617	-	-	-	6,047,617
Commercial real estate:						-
Non-owner occupied	-	13,879,607	3,434,311	972,914	-	18,286,832
Owner occupied	-	18,659,084	1,722,292	3,427,262	127,245	23,935,883
Construction and development	262,922	592,301	32,824	1,249,802	-	2,137,849
Total	$30,282,848	$57,937,116	$7,549,661	$8,151,378	$353,398	$104,274,401

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

	Residential
September 30, 2011	1-4 family	Home Equity	Consumer	Total
Performing	$25,855,310	$8,242,386	$1,115,635	$35,213,331
Nonperforming	361,203	-	28,280	389,483
Total	$26,216,513	$8,242,386	$1,143,915	$35,602,814

	Residential
December 31, 2010	1-4 family	Home Equity	Consumer	Total
Performing	$23,716,528	$6,277,141	$693,194	$30,686,863
Nonperforming	164,170	-	43,359	207,529
Total	$23,880,698	$6,277,141	$736,553	$30,894,392

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

Assets acquired in settlement of loans were as follows:

	September 30,	December 31,
	2011	2010
Interest in limited liability company	$1,305,437	$1,305,437
Residential real estate	124,761	401,111
Commercial real estate	339,000	-
Multi-family real estate	320,753	320,753
Construction and development	289,896	324,001
Total	$2,379,847	$2,351,302

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

Direct write-downs of assets acquired in settlement of loans totaled $70,148 and $514,890 for the nine months ended September 30, 2011 and 2010, respectively.

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

Assets measured at fair value on a recurring basis are summarized in the following table:

	September 30,	December 31,
	2011	2010
Available for sale securities	$11,122,400	$25,206,895

Quoted prices on active markets for identical assets (Level 1)
Equity securities	217,200	70,720
Significant other observable inputs (Level 2)
U.S. government sponsored enterprises	2,531,784	8,263,426
Mortgage-backed securities issued by U.S. Government-
sponsored enterprises	5,187,938	16,625,183
Other mortgage backed securities	201,033	247,566
Municipal securities	2,984,445	-
Significant unobservable inputs (Level 3)	-	-

Assets measured at fair value on a non-recurring basis are summarized in the following table:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2011:
Impaired loans:
1-4 family residential mortgage	-	-	$158,004	$158,004
1-4 family rental property	-	-	310,741	310,741
Commercial	-	-	107,778	107,778
Commercial real estate:
Non-owner occupied	-	-	40,121	40,121
Owner occupied	-	-	55,047	55,047
Construction and development	-	-	287,897	287,897

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets acquired in settlement of loans:
Residential	-	-	55,989	55,989
Construction and development	-	-	231,394	231,394

December 31, 2010:
Impaired loans:
1-4 family residential mortgage	-	-	$157,735	$157,735
1-4 family rental property	-	-	278,673	278,673
Multi-family real estate	-	-	68,772	68,772
Commercial	-	-	247,731	247,731
Commercial real estate:
Non-owner occupied	-	-	174,750	174,750
Owner occupied	-	-	1,341,007	1,341,007
Construction and development	-	-	1,134,139	1,134,139

Assets acquired in settlement of loans:
Residential	-	-	401,112	401,112
Construction	-	-	324,001	324,001

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,085,172, with a valuation allowance of $125,585 at September 30, 2011, resulting in an additional provision for loan losses of $94,673 for the three months ending September 30, 2011, and $445,784 for the nine months ending September 30, 2011.  At December 31, 2010, impaired loans had a principal balance of $3,409,242 with a valuation allowance of $6,435, resulting in an additional provision for loan losses of $872,560 in 2010, of which $181,891 was provided for during the three months ended September 30, 2010 and $627,870 was provided for the nine months ended September 30, 2010.

Assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $2,379,847 at September 30, 2011 and $2,351,302 at December 31, 2010.  Gross direct write-downs in the value of these assets for the three and nine months ended September 30, 2011 totaled $70,148.  Gross write-downs totaling $542,490 were recorded on assets acquired in settlement of loans during 2010.  Direct write-downs for the three and nine months ended September 30, 2010 totaled $295,093 and $514,890, respectively.

The carrying amounts and estimated fair values of financial assets and liabilities are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$51,949,000	$51,949,000	$32,682,000	$32,682,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	11,122,000	11,122,000	25,207,000	25,207,000
Securities held to maturity	-	-	2,816,000	2,885,000
Loans held for sale	427,000	451,000	637,000	637,000
Loans, net	103,718,000	105,082,000	101,146,000	100,206,000
Federal bank stock	1,518,000	NA	1,558,000	NA
Financial assets to be disposed of through branch sale	9,078,000	9,078,000	-	-
Accrued interest receivable	358,000	358,000	429,000	429,000

Financial liabilities
Deposits	(88,144,000)	(88,189,000)	(143,216,000)	(143,669,000)
Repurchase agreements	(5,661,000)	(5,661,000)	(4,391,000)	(4,391,000)
Financial liabilities to be disposed of through branch sale	(75,403,000)	(75,493,000)	-	-
Federal Home Loan Bank advances	-	-	(5,000,000)	(5,013,000)
Accrued interest payable	(33,000)	(33,000)	(69,000)	(69,000)

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

The following table depicts the activity under this Plan:

	2011
	Options	Weighted Average Exercise Price
Outstanding, January 1	1,330,400	$2.30
Granted	-	-
Forfeited	(41,150)	2.30
Exercised	-	-
Outstanding, September 30	1,289,250	$2.30

The weighted average remaining contractual life of the options outstanding at September 30, 2011 was 8.78 years.  The intrinsic value of options outstanding was $0.

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

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

For the remainder of 2011	$50,217
2012	199,233
2013	199,233
2014	199,233
2015	99,201
Total	$747,117

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

On September 9, 2011, the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), terminated the Consent Order entered into during February 2009 since the Bank demonstrated full compliance with all terms of the Consent Order, and the continued existence of the Consent Order was no longer required.  As a result, the Bank is considered well-capitalized under the risk-based capital regulations governing the banking industry and is no longer classified by the OCC as a “troubled” institution.

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2011 and December 31, 2010:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$16,815	14.2%	$9,487	8.0%	$11,859	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	15,322	12.9%	4,744	4.0%	7,115	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	15,322	8.7%	7,018	4.0%	8,772	5.0%

December 31, 2010:
Total capital to risk-weighted assets
Premier Bank & Trust	$17,507	17.1%	$8,182	8.0%	$10,228	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	16,207	15.8%	4,091	4.0%	6,137	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	16,207	9.6%	6,727	4.0%	8,409	5.0%

NOTE 10 – INCOME TAXES

A valuation allowance of $5,543,622 at September 30, 2011 and $5,453,661 at December 31, 2010, was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero as a result of the Company’s net operating losses.  As a result, income tax benefits related to net operating losses are not typically recorded.  The amount of income tax expense or benefit allocated to operations is generally determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories of comprehensive income (such as the appreciation in the market value of securities classified as available-for-sale) in the current period.  In such instances, income from other categories offsets the current loss from operations, and the tax benefit of such offset is reflected in operations.  The amount of the tax expense recorded for the third quarter of 2011 of $149,384 reversed the tax benefit for the same amount recorded during the second quarter of 2011 due to a change in the estimate of income for 2011 to include the expected gain from the branch sale that closed on October 14, 2011.   The second quarter tax benefit was the result of the tax allocation in the current period between other comprehensive income and the deferred tax asset valuation allowance.

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

NOTE 11 – BRANCH SALE AGREEMENT AND SUBSEQUENT EVENTS

 On October 14, 2011, the Bank sold certain assets and liabilities under an Office Purchase and Assumption Agreement (the “Agreement”) entered into on June 23, 2011, with The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc. relative to two Premier branches located in Wooster, Ohio.  Under the terms of the Agreement, CSB purchased certain assets of the branches at book value, including real estate, fixtures and equipment associated with the branch locations, and approximately $9.1 million in loans, while assuming the branch deposits of $74.3 million and a lease obligation associated with one of the acquired branch locations. CSB paid a premium of $3.5 million–an amount equal to 5% of the average amount of assumed deposits during a ten day period prior to and including the date of the closing less a fixed amount of $166,000.

The Company funded the transaction from operating liquidity, cash flow from the securities portfolio including the sale of securities, and advances from the Federal Home Loan Bank totaling $19 million.  The total cash paid to CSB was $60.9 million.  The gain recorded for the sale was $3.7 million and consisted of the deposit premium paid of $3,526,000 and a gain on the assignment of a capital lease for one of the branch offices of $220,000.

 The carrying values of assets and liabilities in the Disposal Groups as of September 30, 2011 were as follows:

Assets:
Loans, net	$9,077,972
Premises and equipment, net	1,018,681
Total assets to be disposed of through branch sale	$10,096,653

Liabilities:
Deposits
Noninterest-bearing demand	$9,221,896
Interest-bearing demand	4,947,070
Savings	27,324,325
Certificates of deposit	32,810,455
Total deposits	74,303,746
Repurchase agreements	726,284
Capital lease obligation	373,079
Total liabilities to be disposed of through branch sale	$75,403,109

Item 2.  Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of September 30, 2011, and results of operations as of and for the three and nine months ended September 30, 2011 and 2010.  This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

In October 2011, Premier Bank & Trust completed the sale of two branch offices located in Wooster, Ohio, to The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., under an agreement (the “Agreement”) entered into during June 2011.  The assets and liabilities identified for sale are included in the categories of “Assets and Liabilities to be Disposed of through Branch Sale” on the Consolidated Balance Sheets.

Under the terms of the Agreement, CSB purchased approximately $9 million in loans, net of an allocation of the Allowance for Loan and Lease Losses totaling $600,000, real estate, fixtures and equipment associated with the branch locations, and deposits and other liabilities of $75 million.   CSB paid a premium of $3.5 million, or 5% of the average amount of assumed deposits during the ten day period prior to and the day of closing less a fixed stated amount of $166,000.  In addition to the loans, real estate, and fixed assets sold to CSB, the transaction was funded with approximately $42 million in cash and $19 million in borrowings from the Federal Home Loan Bank.  This transaction positions the Company to focus on our core market of Stark County, Ohio, and provides future expansion potential.

In September 2011, the Bank was advised by its primary regulator, the Office of the Comptroller of the Currency (the” OCC”), that it had terminated the Consent Order entered into during February 2009 since the Bank demonstrated full compliance with all terms of the Consent Order, and the continued existence of the Consent Order was no longer required.  As a result, the Bank is considered well-capitalized bank under the risk-based capital regulations governing the banking industry and is no longer classified by the OCC as a “troubled” institution.

The following key factors summarize the Company’s financial condition at September 30, 2011 compared to December 31, 2010:

•	Total assets increased $15.0 million to $185.6 million from $170.6 million.

•
Assets and liabilities associated with the branch sale to CSB were segregated on the Consolidated Balance Sheets as of September 30, 2011, reflecting the intention of the Company to dispose of these assets and liabilities through the branch sale.  These assets and liabilities are collectively referred to as the “Disposal Group”.

•
Liquidity remained high during the third quarter with cash and cash equivalents increasing $19.3 million to $51.9 million. Liquidity will decrease following the sale of deposits associated with the Wooster branch offices in October 2011.

•	Net loans increased $2.6 million to $103.7 million. Excluding the reclassification of $9.1 million in loans identified for the branch sale, total loans increased $11.6 million to $112.8 million.

•
Total deposits decreased $55.1 million to $88.1 million due to the reclassification of $74.3 million in deposits identified for the branch sale.  Excluding this reclassification, total deposits increased $19.2 million from $143.2 million to $162.4 million.

•
The Bank raised time deposits from other financial institutions totaling $11.2 million with an average account balance of $223,000 through a national certificate of deposit rate listing service offered through a subscription to participating financial institutions to provide funds for the branch sale and provide additional liquidity following the closing of the sale.  Retail depositors continued the trend toward investing in money market fund and savings deposit balances and reducing time deposit balances.

•	Debt with the Federal Home Loan Bank totaling $5 million was repaid.

•	Total shareholders’ equity decreased $711,000 from $16.5 million to $15.8 million principally due to the operating loss recorded by the Company for the nine months ending September 30, 2011.

The following key factors summarize our results of operations for the nine months ending September 30, 2011:

•	The Company incurred a net loss of $987,580 in 2011 compared to a loss of $3,065,489 for the same period in 2010.

•	Net interest income improved $209,352 in 2011 compared to the same period in 2010.

•	The Company reduced its allowance for loan loss through a negative loan loss provision of $135,069 in 2011 compared to provision expense of $140,743 for the same period in 2010.

•
Noninterest income increased $989,956 primarily driven by an increase in trust and brokerage services fee income of $457,090, an increase in gains on securities sales of $326,801 and a reduction in the loss realized on disposition of other real estate owned of $179,827.  Trust and brokerage services are new services offered by the Company beginning with the second quarter of 2010.

•
Noninterest expense decreased by $602,789 principally due to the absence of investor expenses of $517,222 recorded in the first quarter of 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.

The following forward-looking statements describe our near term outlook:

•	Assets are expected to decrease and capital will increase during the fourth quarter of 2011 due to the sale of deposits associated with two branch offices in Wayne County, Ohio;

•	Liquidity will decrease following the sale of the Wayne County branch offices in October 2011 which should improve our margins;

•	Credit quality will remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;

•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;

•	Operating expenses associated with the change in management during 2010 and new services are expected to be higher than the historical compensation costs at the Company;

•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain high until asset quality and earnings improve.

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

FINANCIAL CONDITION – September 30, 2011 compared to December 31, 2010

Assets. At September 30, 2011, total assets increased to $185.6 million, up $15.0 million from $170.6 million at December 31, 2010.   The asset increase was principally due to an increase in deposits of $19.2 million (including deposits in the Disposal Group) which was partially offset by the repayment from operating liquidity of Federal Home Loan Bank advances totaling $5 million during the first quarter of 2011.

Cash and Cash Equivalents.  Cash and cash equivalents increased to $51.9 million at September 30, 2011, up $19.3 million from year-end 2010.  The increase in cash was due to proceeds received from sales and calls of securities available for sale that were not reinvested and proceeds from an increase in deposits.  The sale of deposits associated with two branch offices in Wayne County, Ohio required a substantial use of cash when the transaction closed in October 2011.

Securities. Total securities available for sale had an estimated fair value of $11.1 million at September 30, 2011, compared to $25.2 million at year-end 2010.  Sales of securities available for sale totaled $10.8 million and maturities, calls and principal repayments totaled $13.0 million.  Securities sales consisted principally of GNMA mortgage-backed securities issued in 2009 with an original term of 30 years and a coupon rate of 4.5% to 5.0%.  These securities were sold in part as a defensive move to reduce the market price sensitivity of the portfolio to rising interest rates and to raise cash for the Wayne County branch office sale.  The net unrealized gain on the securities portfolio was $482,279 at September 30, 2011 compared to a net unrealized gain of $427,807 at December 31, 2010.  At June 30, 2011, the Company reclassified its municipal securities portfolio from the held-to-maturity classification to the available-for-sale sale classification, since it no longer intends to hold these securities to maturity.

Loans and Asset Quality.  Total loans, net of the allowance for loan loss and deferred loan fees, increased $2.6 million to $103.7 million.  Loans reclassified as assets to be disposed of through the branch sale totaled $9.1 million. Excluding this reclassification, total loans, net of the allowance for loan loss and deferred loan fees, increased $11.6 million at September 30, 2011.

Loans classified by management as special mention, substandard, doubtful and not deemed impaired represented 7.4% of total loans at September 30, 2011, compared to 12.5% at December 31, 2010.  Impaired loans represented 1.6% of total loans at September 30, 2011, and totaled $1,684,209, down $1,725,033 from year-end 2010.  Loan balances classified as special mention or substandard that are included in the Disposal Group total approximately $2.3 million.  Improving asset quality continues to be a prime objective for management.   Aside from this pending sale, outstanding loan balances are expected to increase over the remainder of the year through business development efforts.  However expected loan growth may be constrained by continued economic weakness in the markets served by the Company.

Allowance for loan losses. The balance of the allowance for loan loss at September 30, 2011, was $2,364,643 excluding $600,000 for the portion of the allowance allocated to loans in the Disposal Group compared to $3,055,766 at year-end 2010.  For the nine months ending September 30, 2011, the allowance for loan loss was reduced by a negative loan loss provision of $135,069.  Recoveries on loans previously charged-off totaled $371,180. The amount of the allowance for loan loss is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.

The reduction to the allowance is directionally consistent with the trends in the criticized loan portfolio.  Criticized loans decreased as a result of loan risk upgrades on specific loans and principal reductions from payments.  Another contributing factor was a decrease in the historical loss percentages.  These loss rates are regularly updated to reflect the most recent three years of loss experience.   The loss rate for special mention and substandard loans for the first three quarters in 2011 (added to the loss experience calculation during the quarter) were lower than the loss experience for the first three quarters of 2008 that were eliminated from the calculation.

The general allowance allocated to loans not classified by management totaled 1.63% of non-classified loans at September 30, 2011, compared to 1.90% at year-end 2010.  As a percentage of total loans, the allowance decreased to 2.23% at September 30, 2011, compared to 2.93% at year-end 2010.  The allowance for loan loss as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 2.14% at September 30, 2011, compared to 3.02% at year-end 2010.  Specific allocations of the allowance for impaired loans increased to $125,585 at September 30, 2011 compared to $6,435 at year-end 2010.

Assets acquired in settlement of loans. These assets include other real estate owned (“OREO”) and an interest in a limited liability company acquired during 2010 that owns the real estate and operations of an indoor water park and resort obtained through a U.S. Bankruptcy Code 363 sale.  The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale.  The carrying value of its interest is $1.3 million and is based upon the estimated fair value of the real estate less costs to sell.

Other real estate owned consisted of eight properties and totaled $1.1 million at September 30, 2011 compared to $1.0 million at year-end 2010.   Six properties were sold for a net loss of $52,085, and six properties with an estimated value of $604,000 were transferred to OREO during 2011.

Deposits. Total deposits decreased by $55.1 million to $88.1 million after the reclassification of $74.3 million in deposits to the Disposal Group at September 30, 2011, compared to year-end 2010.  Including those deposits reclassified to the Disposal Group, total deposits increased $19.2 million at September 30, 2011 compared to December 31, 2010.  Time deposits totaling $11.2 million were acquired from financial institutions subscribing to a national time deposit rate listing service.  These deposits had a weighted average rate of 0.54% with an average maturity of 376 days.  This funding source is less expensive than rates paid in the retail deposit market, but there is no opportunity to cross-sell other products and services to these depositors.  It has also allowed the Bank to extend the maturity term of its deposits since retail depositors have migrated into money market funds as customers anticipate higher interest rates in the near term reflecting an unwillingness to lengthen deposit maturities.

Federal Home Loan Bank Advances. Debt remaining from the Federal Home Loan Bank was repaid during the first quarter of 2011.  The weighted average interest rate on $5.0 million in matured advances was 2.43%.  The advances were repaid from excess operating liquidity.

Shareholders’ Equity.  Shareholders’ Equity decreased $711,000 to $15.8 million at September 30, 2011.  The decrease was due to the operating loss of $988,000 incurred for the nine months of 2011.  Stock-based compensation expense of $153,000 increased equity as well as $124,000 in other comprehensive income related to the appreciation in market value of securities available for sale including the impact of the reclassification of securities to the available-for-sale classification from the held-to-maturity classification.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011

The net loss for the three months ending September 30, 2011, totaled $280,069 or a loss of $0.01 per diluted share compared to a net loss of $1,155,131, or $0.06 per diluted share during the third quarter of 2010.  Average diluted shares outstanding were unchanged at 19,714,564 shares for the third quarter of 2011 compared to the same quarter of 2010.

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

	Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$44,476	$25	0.22%	$36,979	$25	0.27%
Securities available for sale	13,480	90	2.67%	29,005	218	2.98%
Securities held to maturity	-	-	-%	2,995	28	3.78%
Federal agency stock	1,518	18	4.65%	1,558	20	4.98%
Loans (1)	109,007	1,409	5.13%	92,745	1,382	5.91%
Total interest-earning assets	168,481	1,542	3.63%	163,282	1,673	4.06%
Noninterest-earning assets	7,849			9,719
Total assets	$176,330			$173,001

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,712	$6	0.26%	$9,036	$12	0.53%
Savings accounts	13,359	12	0.35%	15,833	29	0.72%
Money market accounts	51,082	71	0.56%	45,141	100	0.88%
Certificates of deposit	55,989	181	1.28%	54,307	305	2.23%
Total interest-bearing deposits	130,142	270	0.82%	124,317	446	1.42%
Other Borrowings	4,967	19	1.48%	13,129	85	2.56%
Total Interest-bearing liabilities	135,109	289	0.85%	137,446	531	1.53%
Noninterest-bearing demand deposits	24,529			17,061
Noninterest-bearing liabilities	700			883
Total liabilities	160,338			155,390
Shareholders' equity	15,992			17,611
Total liabilities and
shareholders' equity	$176,330			$173,001

Net interest income; interest rate spread (2)		$1,253	2.78%		$1,142	2.53%
Net earning assets	$33,372			$25,836
Net interest margin (3)			2.95%			2.77%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.

(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the three months ending September 30, 2010, net interest income was $1,253,093, up $111,379 from same period in 2010 while total interest earning assets were up $5.2 million.  The yield on earning assets declined 0.43% to 3.63% for the third quarter of 2011 from 4.06% for the comparable period of 2010.  The yield on interest-bearing liabilities declined 0.68% to 0.85% for the third quarter of 2011 from 1.53% for the same period in 2010. The net interest margin increased to 2.78% from 2.53%.

Interest Income.  Total interest income for the third quarter of 2011 was $1.5 million, down from $1.7 million for the third quarter of 2010.  A low interest rate environment combined with a larger allocation of funds to liquid assets or securities with a shorter duration contributed to lower interest income levels.  Average balances in funds invested in interest-bearing deposits and federal funds sold increased to $44.5 million earning only 0.22% during the third quarter of 2011 compared to $37.0 million at a yield of 0.27% during the third quarter of 2010.  Management increased liquidity during the third quarter of 2011 anticipating the closing of the branch sale transaction on October 14, 2011.  Although the yield on loans decreased from 5.91% to 5.13%, an increase in average loan balances of $16.3 million more than offset the impact of lower rates on the loan portfolio for the comparative quarter as interest income on loans increased by $28,000.

Interest expense.  Interest on deposits declined $176,000 to $270,000 for the third quarter of 2011 compared to the same period in 2010.  The average rate paid on interest-bearing deposits dropped 0.60% to 0.82%.  Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $66,000.  Management expects that it will be difficult to achieve further reductions to the cost its core deposits since the current cost is already priced at historically low rates.

Provision for Loan Loss. A negative loan loss provision totaling $108,874 was recorded during the third quarter of 2011, compared to provision expense of $287,450 for the same quarter last year; negative loan loss provisions provide a positive contribution to net income.  The provision for loan loss will fluctuate based on management’s evaluation of the credit within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income increased $466,548 to $622,173 for the third quarter of 2011 compared to $155,625 for the same quarter of 2010.  The increase was largely driven by an increase in trust and brokerage fees, securities gains, and a reduction to the loss on disposition of other real estate owned.

Service charges and other fees declined $24,398, to $157,955 for the third quarter of 2011 compared to the same period of 2010.  The decline was due to lower overdraft fee income which decreased by approximately $40,000.

The Bank’s trust department and brokerage business generated $196,278 in gross fees during the third quarter of 2011, up from $66,877 for the comparative quarter of 2010.  These services, newly introduced during the second quarter of 2010, garnered assets under management in excess of $100 million in 2011.

Gains realized on the sale of securities during the third quarter of 2011 totaled $325,032.  The bonds sold were 5% coupon, 30 year GNMA mortgage-backed securities originally issued in 2009.  Three bonds were sold to raise liquidity in anticipation of the branch sale closing in October 2011 and to reduce the overall interest rate risk exposure of the investment portfolio.  No gains were realized during the third quarter of 2010.

Gains on sale of loans increased $13,462 to $23,185 for the third quarter of 2011 compared to the same quarter of 2010.  Low mortgage rates prevailed during the quarter contributing to a pickup in mortgage activity.

Losses recorded on the disposition of other real estate owned during the third quarter of 2011 declined to $86,934, an improvement over a net loss of $112,436 recorded during the third quarter of 2010.  Direct write-downs in the value of OREO totaled $70,148 for one property in the third quarter of 2011 and $295,093 for two properties in the comparative quarter of 2010.

Noninterest expense. Noninterest expense decreased $50,195 to $2,114,825 for the third quarter of 2011 compared to $2,165,020 for the third quarter of 2010.  Non-recurring expenses related to the pending branch sale totaled $166,687 for the third quarter of 2011.  The significant changes are detailed below.

Salaries and benefits, excluding severance benefits classified as part of branch disposal expenses associated with the pending branch sale, decreased $71,815 to $976,541 for the third quarter of 2011 compared to $1,048,356 for the same period of 2010. The reduction in compensation costs is principally related to an increase in the deferral of costs associated with loan originations.  Since the change of control in February 2010, Management has increased staff significantly in support of lending, trust and brokerage, branch management, and human resources, therefore personnel costs are higher than historical levels for the Company.  Benefits expense associated with incentive stock options granted during the last half of 2010 totaled $50,217 and $45,325 for the third quarter of 2011 and 2010, respectively.

Occupancy and equipment costs increased $10,125 to $233,673 for the third quarter of 2011.  Increases in rent, property taxes and utilities were incurred while building repairs and maintenance costs declined.

Professional fees, including legal, accounting and other consulting expense, decreased $23,639 to $166,814 for the third quarter of 2011 principally due to a reduction in costs for consultants.

Franchise tax increased $44,625 to $51,875 for the third quarter of 2011.  Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2010 compared to year-end 2009 resulted in higher costs for 2011.

Data processing charges include costs for internet banking, core systems data processing and courier charges.  This expense category decreased $38,412 to $182,818.  This cost is principally driven by the costs associated with core processing and is largely driven by transaction volumes.

Marketing costs were down $19,639 for the third quarter of 2011 to $11,760.  This reduction is attributed to the difference in the timing when costs are incurred.  General marketing costs for 2011, except for costs incurred related to the Bank’s name change in 2010, are expected to be similar to the costs incurred in 2010.

Costs incurred during the third quarter of 2011 associated with the pending sale of the Wooster branch offices totaled $166,687.  These costs included severance costs associated with terminated employees in the market totaling $134,079, legal expenses of $19,083 and $13,525 in other costs.

Other expenses decreased $116,251 during the third quarter of 2011 compared to the same period in 2010.  Loan-related expense decreased $94,679, other real estate owned expenses decreased $7,116, and insurance expense decreased $13,584 contributing to this cost savings.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011

The net loss for the nine months ending September 30, 2011, totaled $987,580, or a loss of $0.05 per diluted share compared to a net loss of $3,065,489, or $0.18 per diluted share during the same period of 2010.  Average diluted shares outstanding were 19,714,564 shares for the nine months ending September 30, 2011, compared to average diluted shares of 16,573,538 for the comparative prior year period.  During February 2010, 17.5 million shares were issued in connection with a common stock offering.

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

	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$38,726	$65	0.23%	$33,382	$57	0.23%
Securities available for sale	17,424	360	2.75%	27,446	727	3.53%
Securities held to maturity	1,564	45	3.87%	2,996	86	3.81%
Federal agency stock	1,531	56	4.88%	1,434	53	4.93%
Loans (1)	103,666	4,155	5.36%	94,816	4,374	6.17%
Total interest-earning assets	162,911	4,681	3.84%	160,074	$5,297	4.42%
Noninterest-earning assets	8,072			10,213
Total assets	$170,983			$170,287

	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,682	$21	0.29%	$9,203	$43	0.62%
Savings accounts	13,496	38	0.37%	16,386	102	0.83%
Money market accounts	50,022	225	0.60%	42,606	281	0.88%
Certificates of deposit	53,245	592	1.49%	56,015	1,029	2.46%
Total interest-bearing deposits	126,445	876	0.93%	124,210	1,455	1.57%
Other Borrowings	5,019	70	1.85%	14,031	317	3.01%
Total Interest-bearing liabilities	131,464	946	0.96%	138,241	$1,772	1.71%
Noninterest-bearing demand deposits	22,638			16,102
Noninterest-bearing liabilities	761			871
Total liabilities	154,863			155,214
Shareholders' equity	16,120			15,073
Total liabilities and
shareholders' equity	$170,983			$170,287

Net interest income; interest rate spread (2)		$3,735	2.88%		$3,525	2.71%
Net earning assets	$31,447			$21,833
Net interest margin (3)			3.07%			2.95%

Average interest-earning assets to interest-bearing liabilities	1.2	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.

(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income.  For the nine months ended September 30, 2011, net interest income was $3.7 million, up $209,352 from the same period in 2010. Total interest and dividend income decreased $615,966.  This decrease in revenue was offset by a decrease of $825,318 in total interest expense.  The net interest margin improved to 3.07% from 2.95%.

Management expects net interest margins may be negatively impacted by a sustained low interest rate environment.  There is little room to reduce the cost of funds further and earning assets will continue to reprice downward as interest-earning assets mature or reprice during a sustained period of low interest rates.  This could be exacerbated by the Federal Reserve Bank’s Open Market Committee’s (FOMC) stated intent to influence longer term interest rates through the purchase of longer term U.S. Treasury bonds on the open market with the intention of lowering longer term interest rates below current levels.  On September 21, 2011, the FOMC directed the Open Market Trading Desk (the Desk) at the Federal Reserve Bank of New York to purchase, by the end of June 2012, $400 billion in par value of Treasury securities with remaining maturities of 6 years to 30 years and to sell, over the same period, an equal par value of Treasury securities with remaining maturities of 3 years or less.  The FOMC also directed the Desk to reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities (MBS) in agency MBS.  These purchases create a demand for bonds that could ultimately increase the price of the bonds thereby lowering interest rates in those maturity ranges since interest rates move inversely with bond prices.

Interest income.  Interest income decreased by $615,966 for the nine months of 2011 compared to 2010.  The average balance of funds invested in interest-bearing deposits in other financial institutions and federal funds sold increased by $5.3 million to $38.7 million representing 23.8% of earning asset balances and yielded 0.23% in 2011.  Lower yields on the investment and loan portfolios contributed about $735,000 to the decline in interest income.  The average balance of the investment portfolio decreased $11.5 million contributing about $305,000 to the decline in interest income. The average loan balances increased by $8.9 million contributing about $408,000 in interest income partially offsetting the reductions to interest income due to lower yields.

Interest expense.  A sustained low interest rate environment was evident in the decline in the Company’s cost of interest-bearing liabilities to 0.96% from 1.71% for the nine months of 2011 compared to the same period of 2010.  The cost of every funding category declined.  The volume of average interest-bearing liabilities declined $6.8 million.  The average balances of certificates of deposit balances declined $2.8 million and borrowings declined $9.0 million, while money market balances increased $7.4 million.  Advances owed to the Federal Home Loan Bank totaling $5.0 million were repaid during 2011.

Provision for loan losses.  A negative loan loss provision totaling $135,069 was recorded for the nine months ended September 30, 2011; this had a positive effect on earnings.  During the same period of 2010, the Company recorded provision expense of $140,743.  The provision for loan loss will fluctuate based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period.  See also the discussion above for the Allowance for Loan Losses.

Noninterest income.  Noninterest income increased to $1,346,987 for the first nine months of 2011 from $357,031 for the same period in 2010.  Significant changes to the components of noninterest income for the nine months ended September 30, 2011 compared to September 30, 2010 are discussed below.

Service charges and other fees declined $77,122 to $463,739 for 2011 compared to 2010.  The decline was due to lower overdraft fee income which decreased by approximately $98,000, and reflects a shift in customer behavior.

The Bank’s trust department and brokerage business generated $541,328 in gross fees during the first nine months of 2011, up from $84,238 for the comparative period of 2010.  These are newly offered financial services that began during second quarter of 2010.

Gains on sale of securities available of sale resulted in revenue of $358,030 for the 2011 period also contributing to the increase in total noninterest income.  Securities sold included $10.8 million of 30 year GNMA mortgage-backed securities issued during 2009.  These securities were sold to reduce the price sensitivity of the Bank’s securities portfolio.  Sales during the third quarter of 2011 were completed to raise liquidity for the pending branch sale.  Gains on the sale of securities available for sale resulted in revenue of $31,229 in the 2010 period.  However, these gains were more than offset by an “other-than-temporary” impairment charge on FNMA and FHLMC preferred stock totaling $47,200.

Gains on sale of loans increased $56,374 to $71,425 for the 2011 period.  Low mortgage rates prevailed during 2011 contributing to a pickup in mortgage activity, and home purchase activity  recently began to improve in the Bank’s market area.

Net losses recorded on the disposition of other real estate owned during the 2011 period totaled $122,233 compared to net losses of $302,060 for the 2010 period.  The loss for 2011 included a direct write-down in value for one property for $70,148. Sales of six properties resulted in net losses of $52,085.  During the first nine months of 2010, direct write-downs in the value of OREO for four properties totaled $514,890 and were partially offset by a gain of $212,830 on the sale of fourteen properties.

Noninterest expense.  Total noninterest expense decreased $602,789 to $6.2 million compared to $6.8 million for the nine months of the prior year. In 2010, substantial costs were incurred related to the change in ownership control and subsequent change in management.  The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial.   The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition.  Other changes comparing the first nine months of 2011 to the same period of 2010 are described below.

Compensation costs, excluding severance benefits classified as part of branch disposal expenses associated with the pending branch sale, increased $141,851 to $3,057,451 for the nine months of 2011.  Benefits cost for the nine months of 2011 included $152,960 in expense associated with incentive stock options that were granted during the last half of 2010 compared to $47,468 in stock based compensation expense for the first nine months of 2010.  Salaries and benefits for the asset management business increased $109,842 for the first nine months of 2011 compared to the same period in 2010 based on a full nine months of operation in 2011 compared to partial year operations in the prior period. A position for loan workout, previously outsourced to a consultant in 2010, was eliminated and replaced with internal staffing resulting in a net cost savings for the Company.  Salaries expense for the first nine months of 2010 included incentive payments totaling $175,500 paid to newly hired management.  Salaries and benefits expense also included salary continuation for terminated staff totaling $61,603 and for departing executive management totaling $85,569.  New positions were added during 2010 in trust and investment services, credit administration, and other departments within the Company.

Occupancy and equipment costs increased $56,817 for the nine months of 2011.  Increases in costs were incurred for rent, property taxes, insurance and depreciation expense.

Professional fees decreased $141,050 for the nine months of 2011.  These costs include legal, accounting and auditing, regulatory examination and consulting fees.  Costs for consultants and regulatory examination costs were lower in 2011 by approximately $187,000.  Consulting fees of $140,000 were paid to Excel Financial for the period prior to closing the stock offering in 2010; no costs were incurred from Excel Financial during the first nine months of 2011.  Accounting and auditing fees increased by approximately $33,000.  The internal audit and loan review functions were outsourced to CPA firms with practices in these fields resulting in this increase.  Legal expense increased by approximately $13,000.

Franchise tax increased $135,375 to $158,175 for the first nine months of 2011.   Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2010 compared to year-end 2009 resulted in higher costs for 2011.

Marketing and advertising expense decreased $75,336 to $51,118 for the nine month of 2011.  Most of this decrease relates to the absence of expense in 2011 associated with a name change for the Bank in 2010.  During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association.  The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency.  Costs associated with the name change in 2010 were approximately $47,000 and included logo design, the reissuance of credit and debit cards, and promotional materials.

Deposit expense and insurance fees decreased $86,491 to $299,501 for the nine months of 2011.  A change in the deposit insurance assessment base to total assets, net of Tier 1 capital, instead of total deposits and an improvement in the Bank’s risk rating for FDIC insurance based partly on higher capital levels following the common stock issuance in February 2010 were two factors that contributed to a reduction in FDIC deposit insurance expense totaling $83,334 for 2011.

Non-recurring costs incurred for the pending sale of the Wooster branch offices totaled $166,687.  These costs included severance costs associated with terminated employees in the market totaling $134,079, legal expenses of $19,083, data processing costs of $9,524, and other costs of $4,001.

Other expenses decreased $275,392 to $681,865 for the first nine months of 2011.  Loan expenses declined by $195,152 and OREO related expenses decreased $78,494.  These savings were partially offset by increases in other miscellaneous expenses.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

On June 23, 2011, the Bank entered into an Office Purchase and Assumption Agreement (the “Agreement”), with The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., that provided for the sale of certain assets and the transfer of certain liabilities relative to two Premier branches located in Wooster, Ohio.  On October 14, 2011, the sale of these assets and liabilities was completed. CSB purchased certain assets of the branches at book value, including real estate, fixtures and equipment associated with the branch locations, and approximately $9.1 million in loans, while assuming $74.3 million in branch deposits and a lease obligation associated with one of the acquired branch locations.  CSB paid a premium of 5% based on the average amount of assumed deposits during a specified period prior to the closing minus a fixed stated amount of $166,000 for a total premium of $3.5 million.

At September 30, 2011, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet.  The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

The Consolidated Statement of Cash Flows provides details on sources and uses of cash for the nine months ending September 30.  Cash and cash equivalents increased $19.3 million to $51.9 million at September 30, 2011 since year-end 2010.  To assist in funding the branch sale to CSB, the Company expects to borrow approximately $19 million from the Federal Home Loan Bank.  Approximately $42 million in cash available from current liquidity will also fund the transaction.

CAPITAL RESOURCES

Total shareholders’ equity was $15.8 million at September 30, 2011, a decrease of $711,000 from the prior year-end balance.  The decrease in equity was primarily due to the net loss of approximately $988,000 incurred by the Company for the nine months of 2011.  Stock-based compensation expense of approximately $153,000 increased equity as well as $124,000 in other comprehensive income related to the appreciation in market value of securities available for sale including the impact of the reclassification of securities to the available-for-sale classification from the held-to-maturity classification.

The Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action.  At September 30, 2011, the Bank was well capitalized under the provisions of prompt corrective action.  See Note 9 for more information regarding the regulatory capital requirements for the Bank and the Bank’s capital ratios as of September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item  4T.  Controls and Procedures

As of September 30, 2011, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio (incorporated herein by reference to Ohio Legacy Corp’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011) (File No. 000-31673)

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

Date: November 14, 2011

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Date: November 14, 2011