Form 10-K
period 2011-12-31
OHIO LEGACY CORP
filed 2012-03-30
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was $5,054,179, based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2012

Common stock, without par value	19,714,564

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Exhibits begins on page 73.

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

Products and Services

The Company, through the Bank’s two branch offices in Stark County and a recently opened full service branch office in Belmont County, provides retail and commercial banking services to its customers located primarily in Stark and Belmont Counties in Ohio. The Bank opened a full service branch in Belmont County, Ohio, in February 2012, expanding the services previously offered since 2010 in this market for trust and brokerage services. Product offerings include demand, savings, and time deposit accounts, cash management and electronic funds transfer services, safe deposit box facilities, courier services, online internet banking with bill pay service, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers. The Bank also began to offer trust, wealth management and investment brokerage services in April 2010.

Commercial and Construction Lending Products

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from cash flows. These loans typically are secured by business assets such as equipment or inventory. For entity borrowers, the Bank generally obtains a personal guarantee of the business owner. Compared to retail lending for residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flows and may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether or not to grant the credit. Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Additionally, the company’s historical performance, business principles and industry are reviewed prior to the extension of credit. Commercial loans, including loans principally used for commercial purposes and secured by trust assets, comprised 15.2% of the Bank’s loan portfolio at December 31, 2011.

Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as it performs when deciding whether to grant a commercial loan. Commercial real estate and multifamily real estate loans comprised 46.7% of the Bank’s loan portfolio at December 31, 2011.

Construction loans are secured by residential and business real estate. Construction loans generally involve greater underwriter and default risks than loans on existing real estate due to the inherent uncertainties in construction costs and the difficulty in valuing property under construction. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects located outside its geographic marketplace. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 3.8% of the Bank’s loan portfolio at December 31, 2011.

Certain risks are involved in granting loans that primarily relate to the borrower’s ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral used to secure the transaction in case the customer does not repay the debt, cash flows of any related businesses, the availability of personal guarantees and other factors. Once the decision is made to extend credit, the Bank’s credit officers monitor these factors throughout the life of the loan.

Retail Lending Products

Residential real estate loans, primarily fixed rate, and home equity lines of credit, primarily variable rate, are secured by the borrower’s residence. These loans are made based on the borrower’s ability to make repayment from employment and other income. Using secondary market approval standards, management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 95% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Beginning in November 2006, the Bank began originating residential real estate loans and selling these loans to the secondary market. The Company typically originates its mortgage loans in accordance with secondary market guidelines and sells long term, fixed rate loans.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including home equity loans on personal residences. Consumer loans for the purchase of new automobiles do not exceed 100% of the purchase price of the car. Loans for used cars generally do not exceed the average wholesale or trade-in value of the car as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans generally are repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or a general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures.

At December 31, 2011, residential real estate loans comprised 25.3% and consumer and home equity loans comprised 9.0% of the Bank’s total loans.

Deposit Products

The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit, internet banking, cash management and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Stark County, Ohio and consistent with the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions, credit unions and government entities. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor.

Employees

At December 31, 2011, the Bank had 53 employees, including 44 full-time employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.

Competition

The Bank operates in a highly competitive industry. In its primary market areas of Stark and Belmont Counties in Ohio, the Bank competes for new deposit accounts and loans with numerous other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. Many of our competitors enjoy the benefits of greater financial resources, advanced technology, fewer regulatory constraints and lower cost structures. The Bank’s ability to generate earnings is impacted in part by interest rates offered on loans and deposits, and by changes in the rates on loans and various other securities which comprise the Bank’s investment portfolio. The Bank is competitive with respect to the interest rates and loan fees it charges, as well as in the variety of accounts and interest rates it offers to customers. The dominant pricing mechanisms on loans are the Prime interest rate as published in the Wall Street Journal, U.S. Treasury Note rates with three-year or five-year maturities, and the London Interbank Offered Rate (“LIBOR”). The interest margin in excess of the applicable base rate depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are regularly reviewed and established by management. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest rate spread (the difference between the yield earned on interest-earning assets and the rates paid on deposits and borrowed funds) to meet overhead costs and provide a profitable return.

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

Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of national banks and bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. Actual and required capital amounts are disclosed in Note 13 of the consolidated financial statements. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

In September 2011, the OCC terminated the Consent Order entered into during February 2009 since the Bank demonstrated full compliance with all terms of the Consent Order, and the continued existence of the Consent Order was no longer required. As a result, the Bank is considered well-capitalized under the risk-based capital regulations governing the banking industry and is no longer classified by the OCC as a “troubled” institution.

Regulation of the Bank

The Bank is also subject to federal regulation regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its securities, limitations on the payment of dividends and other aspects of banking operations.

The Bank is a member of the Federal Reserve System and, as a national bank, is regulated and subject to periodic examination by the OCC. These examinations are designed primarily for the protection of the depositors of the Bank and not for its shareholder, Ohio Legacy, or for the shareholders of Ohio Legacy. The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions is met.

Dividend Restrictions. The Bank is a legal entity separate and distinct from Ohio Legacy, although Ohio Legacy owns 100% of the outstanding stock of the Bank. Virtually all of Ohio Legacy’s revenues result from dividends paid by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay to Ohio Legacy. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends declared by the Bank in any calendar year, including the proposed dividend, exceeds the total of the Bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. However, a dividend that does not meet this measurement may be approved by the OCC in certain circumstances. In addition, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be undercapitalized under applicable federal regulations.

FDIC. The FDIC is an independent federal agency that insures the deposits of federally-insured banks and savings associations up to prescribed limits. In July 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

In November 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest.  It also includes Interest on Lawyers Trust Accounts (“IOLTAs”).  It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts and money-market deposit accounts.

The FDIC is required to maintain designated levels of reserves. The FDIC may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease rates if the target level has been met. Assessments vary based on the risk the institution poses to the deposit insurance fund and the FDIC may alter its method of determining risk at any time. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. The FDIC may, in its discretion, impose special assessments on insured institutions at any time. In July 2011, the FDIC changed the method used to calculate the assessments charged to insured depository institutions to an assessment based on total assets, net of Tier 1 capital, instead of a deposit-based formula.

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

The following changes that have or will be implemented pursuant to the Dodd-Frank Act may have an effect on the Company’s business:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated in July 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums was expanded and the assessment base was changed from deposits to average assets minus average tangible equity; and

•	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.

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

	Year Ended December 31,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$34,159	$80	0.23%	$33,395	$76	0.23%
Securities available for sale	15,682	426	2.72%	27,214	898	3.30%
Securities held to maturity	1,173	45	3.87%	2,982	114	3.82%
Federal agency stock	1,541	75	4.84%	1,465	71	4.87%
Loans (1)	105,136	5,529	5.26%	95,175	5,746	6.04%
Total interest-earning assets	157,691	6,155	3.90%	160,231	$6,905	4.31%
Noninterest-earning assets	7,977			9,711
Total assets	$165,668			$169,942

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,695	$25	0.29%	$9,253	$52	0.55%
Savings accounts	11,844	44	0.37%	16,163	126	0.78%
Money market accounts	46,341	272	0.59%	43,094	365	0.85%
Certificates of deposit	50,205	696	1.39%	55,280	1,304	2.36%
Total interest-bearing deposits	117,085	1,037	0.89%	123,790	1,847	1.49%
Other borrowings	9,116	87	0.95%	12,940	367	2.84%
Total interest-bearing liabilities	126,201	1,124	0.89%	136,730	$2,214	1.62%
Noninterest-bearing demand deposits	22,129			16,855
Noninterest-bearing liabilities	768			867
Total liabilities	149,098			154,452
Shareholders' equity	16,570			15,490
Total liabilities and shareholders' equity	$165,668			$169,942

Net interest income; interest rate spread (2)		$5,031	3.01%		$4,691	2.69%
Net earning assets	$31,490			$23,501
Net interest margin (3)			3.19%			2.93%

Average interest-earning assets to interest-bearing liabilities	1.25	X		1.17	X

(1)	Average loans are net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets. Fee income is included in interest earned.
(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	$3	$1	$4	$34	$5	$39
Securities available for sale	(333)	(139)	(472)	(268)	(339)	(607)
Securities held to maturity	(71)	2	(69)	(1)	-	(1)
Federal bank stock	4	-	4	8	(1)	7
Loans	568	(785)	(217)	(980)	(259)	(1,239)
Total assets	$171	$(921)	$(750)	$(1,207)	$(594)	$(1,801)

Change in interest expense attributable to:
Interest-bearing demand deposits	$(3)	$(24)	$(27)	$4	$(17)	$(13)
Savings accounts	(28)	(54)	(82)	(5)	(115)	(120)
Money market accounts	26	(119)	(93)	27	(244)	(217)
Certificates of deposit	(111)	(497)	(608)	(476)	(649)	(1,125)
Other borrowings	(86)	(194)	(280)	(240)	(122)	(362)
Total interest-bearing liabilities	$(202)	$(888)	(1,090)	$(690)	$(1,147)	(1,837)

Change in net interest income			$340			$36

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

Maturities of Investment Securities

			Due after one		Due after five
	No Stated Maturity		through five years		through ten years
	Amount	Weighted Average Yields	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored enterprises	$-		$2,515,906	0.43%	$-
Mortgage-backed securities issued by U.S. Government-sponsored enterprises: residential	-		-		1,551,824	1.68%
Other residential mortgage-backed securities	-		-		-
State and political subdivisions	-		919,642	5.61%	1,283,673	5.68%
Other securities	145,350	0.00%	-		-
Total	$145,350	0.00%	$3,435,548	1.82%	$2,835,497	3.49%

	Due after ten years		Total
	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored enterprises	$-		$2,515,906	0.43%
Mortgage-backed securities issued by U.S. Government-sponsored enterprises: residential	3,313,343	3.67%	4,865,167	3.03%
Other residential mortgage-backed securities	189,871	5.05%	189,871	5.05%
State and political subdivisions	758,035	5.94%	2,961,350	5.72%
Other securities	-		145,350	0.00%
Total	$4,261,249	4.13%	$10,677,644	3.16%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

C. At December 31, 2011, there were no holdings of securities, other than securities issued by U.S. Government sponsored enterprises, in amounts greater than 10% of shareholders’ equity.

Industry Guide 3 - Item III. Loan Portfolio

A.  Types of Loans

This information is contained in Note 4 to the consolidated financial statements, which is incorporated herein by reference.

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2011:

	Maturing
		After one
	One year	through	After five
(Dollars in thousands)	or less	five years	years	Total
Commercial	$4,123	$5,227	$681	$10,031
Secured by trust assets	5,358	1,441	-	6,799
Commercial real estate:
Non-owner occupied	223	6,104	16,476	22,803
Owner occupied	4,475	2,119	13,226	19,820
Construction and development	1,014	1,403	1,802	4,219
Total	$15,193	$16,294	$32,185	$63,672

The amount of loans reported above due after one year was as follows (dollars in thousands):

Fixed Rate	$10,399
Adjustable Rate	38,080
Total	$48,479

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

2.  Potential Problem Loans - At December 31, 2011, management did not identify any loans with serious doubts about the borrowers’ ability to comply with present loan repayment terms other than those included above in Industry Guide 3 - Item III.C.1, except for $4,981,801 of loans not included in nonaccrual loan balances but classified as substandard assets for regulatory purposes that continue to accrue interest. This substandard and accruing interest classification includes $2,748,834 in loans identified as troubled debt restructurings.

3.  Foreign Loans Outstanding - There were no foreign loans outstanding during any period presented.

4.  Loan Concentrations – The table below depicts loans outstanding at December 31, 2011, by loan type:

	Total Loans	% of total
1-4 family residential mortgage	$23,753,886	21.5%
1-4 family rental property	4,231,631	3.8%
Home equity	8,901,243	8.1%
Consumer	1,030,404	0.9%
Commercial	10,031,094	9.1%
Secured by trust assets	6,798,929	6.1%
Commercial real estate:
Non-owner occupied	22,802,758	20.6%
Owner occupied	19,820,203	17.9%
Multi-unit	9,140,672	8.2%
Construction and development	4,219,420	3.8%
Total	$110,730,240	100.0%

D.  Other Interest-bearing Assets

At December 31, 2011, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Items III.C.1. or 2 if such assets were loans.

Industry Guide 3 - Item IV. Summary of Loan Loss Experience

A. Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31 2011 and 2010 was as follows:

	2011	2010

Balance, January 1	$3,055,766	$3,945,670
Provision for loan losses	152,905	(116,147)
Reclassification for loans sold	(600,000)	-
Loans charged-off:
Commercial	(81,263)	(71,941)
Commercial real estate	(252,904)	(362,004)
Residential real estate	(180,512)	(153,031)
Construction	(1,205)	(347,093)
Consumer and home equity	(23,614)	(19,057)
Total loans charged-off	(539,498)	(953,126)
Recoveries:
Commercial	38,276	134,948
Commercial real estate	95,387	15,235
Residential real estate	-	9,490
Construction	279,833	18,000
Consumer and home equity	1,809	1,696
Total recoveries	415,305	179,369

Balance, December 31	$2,484,478	$3,055,766

Balance as a percentage of total loans	2.24%	2.93%
Ratio of net charge offs during the period to average loans outstanding	0.12%	0.77%

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

B.   Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 2011 and 2010:

14

	2011		2010
	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$284,961	9.1%	$275,473	8.7%
Secured by trust assets	13,600	6.1%	12,095	5.8%
Real estate loans:
Commercial real estate
Non-owner occupied	278,699	20.6%	509,739	17.5%
Owner occupied	662,269	17.9%	1,043,458	22.9%
Residential real estate
1-4 family residential mortgage	202,699	21.5%	183,507	22.9%
1-4 family rental property	235,523	3.8%	331,184	6.2%
Multi-family real estate	423,031	8.2%	454,670	7.2%
Construction and development	234,590	3.8%	141,635	2.1%
Home equity loans	139,419	8.1%	93,187	6.0%
Other consumer loans	9,687	0.9%	10,818	0.7%
Total	$2,484,478	100.0%	$3,055,766	100.0%

Industry Guide 3 - Item V. Deposits

A.	Average Amount and Average Rate Paid On Deposits.

	2011		2010
(Dollars in thousands)	Average Balances	Average Rate	Average Balances	Average Rate
Noninterest-bearing demand deposits	$22,129	N/A	$16,855	N/A
Interest-bearing demand deposits	8,695	0.29%	9,253	0.55%
Savings accounts	11,844	0.37%	16,163	0.78%
Money market accounts	46,341	0.59%	43,094	0.85%
Certificates of deposit	50,205	1.39%	55,280	2.36%
Total deposits	$139,214		$140,645

B.  Other categories – not applicable.

C.  Foreign deposits – not applicable.

D.  The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2011:

(Dollars in thousands)
Three months or less	$3,269
Over three through six months	1,523
Over six through twelve months	13,244
Over twelve months	7,347
Total	$25,383

E.  Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI. Return on Equity and Assets

	2011	2010
Return on average assets	1.1%	-1.8%
Return on average equity	11.0%	-20.1%
Dividend payout ratio	-	-
Average shareholders’ equity to average assets	10.0%	9.1%

Industry Guide 3 - Item VII. Short-Term Borrowings

During 2011, the Company entered into repurchase agreements as a funding source for its operations. The Company also has available credit with the Federal Home Loan Bank (“FHLB”) and advances from that will mature within the next twelve months. This information is contained in Notes 8 and 9 to the consolidated financial statements, which are incorporated herein by reference.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank currently owns or leases and operates three banking offices, including its main office, and an operations center:

•	North Canton Main Office, 600 South Main Street, North Canton, Ohio 44720 (own)
•	Belden Village Branch Office, 6141 Whipple Ave NW, North Canton, OH 44720 (operating lease)
•	St. Clairsville Wealth Office, 107 Plaza Drive, Suite J, St. Clairsville, OH 43950 (operating lease)
•	Wooster Operations Center, 2375 Benden Drive, Suite C, Wooster, Ohio, 44691 (operating lease)

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Company’s Common Stock

Ohio Legacy’s common stock is publicly traded on the NASDAQ Capital Market under the symbol “OLCB.” As of March 19, 2012, there were 19,714,564 shares of Ohio Legacy’s common stock issued and outstanding and there were approximately 251 holders of record. The following table summarizes the highest and lowest sales prices for Ohio Legacy’s common stock for each quarter during 2011 and 2010, as reported on the NASDAQ Stock Market:

	2011		2010
	HIGH	LOW	HIGH	LOW
First Quarter	$1.98	$1.60	$5.00	$1.25
Second Quarter	1.82	1.22	2.97	2.18
Third Quarter	1.68	0.92	2.60	1.81
Fourth Quarter	1.64	1.02	2.39	1.80

No cash dividends were declared or paid by Ohio Legacy during 2011 or 2010. The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies. The Company is currently not able to declare or pay dividends without prior approval from its regulators. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 13 to the consolidated financial statements for information regarding the restrictions on the Company’s ability to pay dividends.

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

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser of shares of Ohio Legacy’s common stock during the fourth quarter of 2011.

Item 6. Selected Financial Data

Not required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 7. Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition and results of operations as of and for the years ended December 31, 2011 and 2010. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which can be identified by the use of forward-looking terminology, such as “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project“, or “continue” or the negative version of such terms or comparable terminology. All statements other than statements of historical fact included in this Form 10-K, including statements regarding our outlook, financial position, results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

Following the recapitalization of the Company in February 2010, the Company’s management has focused on a number of initiatives including the following:

•	Improve the Company’s regulatory risk profile to alleviate the financial and management burden of problem loans and special supervision by the Bank’s principal regulator in connection with a Consent Order issued in February 2009.
o	The Consent Order was removed by the OCC on September 11, 2011, reflecting improvements in the management of problem loans.
•	Evaluate the markets where the Company’s branch network operates to determine whether the operating costs and demographics fit with the Bank’s business plan. As a result, the following events occurred:
o	Deposits totaling $74.3 million and net loans totaling $9.1 million for two branch offices located in Wayne County, Ohio, were sold in October 2011.
o	Criticized loans included in the sale totaled $2.3 million.
o	A lease costing approximately $39 per square foot was assigned to the purchaser of the branch deposits.
•	Develop fee-based revenue through the wealth management business started by the Bank in April 2010.
o	Assets under management by the trust department totaled $105 million at year-end 2011.
•	Evaluate the core processing system to reduce costs while expanding product offerings to remain competitive through advances in technology.
o	The Bank will convert its core processing system in April 2012.
•	Deliver efficient and premier service and products for current and prospective clients and develop a sales culture throughout the Company.

The following key factors summarize the Company’s financial condition at year-end 2011 compared to year-end 2010:

•	Total assets decreased by $24.0 million from $170.6 million to $146.6 million as a result of the sale of branch deposits in Wayne County, Ohio;
•	Total deposits decreased by $39.2 million from $143.2 million to $104.0 million; excluding the sale of $74.3 million of branch deposits, deposits would have increased an estimated $35 million;
•	Total shareholders’ equity increased $2.1 million from $16.5 million to $18.6 million;
•	Net loans increased $7.1 million to $108.3 million;
•	Nonaccrual loans decreased by $2.2 million from $3.5 million to $1.3 million; and
•	Assets acquired in settlement of loans declined from $2.4 million to $2.0 million.

The following key factors summarize our results of operations for 2011 compared to 2010:

•	The sale of deposits and the assignment of a branch lease in the Wayne County, Ohio market generated a gain of $3.7 million before expenses related to the branch disposal totaling $212,383;
•	Net interest income increased by $340,186 to $5.0 million for 2011;
•	Trust and brokerage revenue increased $520,225 to $743,850 in 2011 from $223,625 in 2010 when trust and brokerage services were introduced as a new service;
•	Loan loss provision expense for 2011 totaled $152,905 compared to a negative loan loss provision of $116,147 for 2010;
•	Gains on the sale of available securities totaled $358,030 for 2011 compared to gains, net of charges for other than temporary impairment (“OTTI”) of investment securities, of $108,965 for 2010;
•	The realized losses and write-downs in the value of other real estate owned totaled $268,117 for 2011 compared to $341,631 for 2010;
•	Total noninterest expenses decreased $578,684 to $8.4 million in 2011 from $8.9 million in 2010, a decline principally related to the absence of investor expenses totaling $517,222 paid during 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial;

The following forward-looking statements describe our near term outlook:

•	Credit quality will remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	Commercial lending, with an emphasis on commercial and industrial lending, and services in trust, brokerage and wealth management are expected to expand;
•	Operating expenses associated with new management and new services are expected to be higher than the historical compensation costs at the Company;
•	Noninterest income is expected to improve due to the expansion of trust, investment and wealth management services.
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs, although improved from 2009, will remain high until asset quality and earnings improve.

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

Allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. We estimate the allowance balance by considering the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off. Loan losses are charged against the allowance when we believe the loan balance cannot be collected.

We consider various factors, including portfolio risk, economic environment and loan delinquencies, when determining the level of the provision for loan losses. We monitor loan quality monthly and engage an independent third party each quarter to help monitor and confirm our loan grading conclusions.

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $8,026,000 will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $1,532,000 on December 31, 2029, and $5,105,000 on December 31, 2030. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Notes 1 and 11 to our audited consolidated financial statements.

FINANCIAL CONDITION – DECEMBER 31, 2011, COMPARED TO DECEMBER 31, 2010

Assets. At December 31, 2011, assets totaled $146.6 million, down $24.1 million from $170.7 million at December 31, 2010. The decline in assets resulted from the sale of branch deposits during the fourth quarter of 2011.

Cash and Cash Equivalents. Cash and Cash Equivalents decreased $12.7 million to $20.0 million at year-end 2011 compared to $32.7 million at year-end 2010. The Company increased its liquidity position during most of 2011 anticipating the completion of the sale of $74 million of branch deposits in October 2011 that required approximately $60 million in cash at closing.

Securities. Securities classified as held-to-maturity at year-end 2010 were reclassified to available-for-sale during 2011. Proceeds from the sale of securities totaled $10.8 million during 2011 as securities were converted to cash to assist in funding the branch deposit sale. During 2011 and 2010, investment purchases were geared toward callable agency bonds with the expectation that the bonds would likely be called prior to maturity, but until such time would provide a higher yield than federal funds sold. At December 31, 2011, the duration of the portfolio excluding equity investments was approximately 3.6 years compared to 3.2 years at December 31, 2010 although the portfolio declined from $28 million at year-end 2010 to $10.7 million at year-end 2011. Securities with longer durations can be expected to contribute to increased volatility in the market value of the portfolio for any given change in market rates. At year-end 2011, the net unrealized gain on the securities portfolio was approximately $452,816 compared to a net unrealized gain of $427,807 at year-end 2010.

Loans. Total portfolio loans, net of the allowance for loan loss and deferred loan fees, increased $7.2 million at December 31, 2011 to $108.3 million, compared to $101.1 million at year-end 2010. Approximately $9.1 million in net loans were sold in connection with the sale of branch deposits during the fourth quarter of 2011; this loan sale included $2.2 million in loans classified by management as special mention or substandard none of which were impaired. Loans classified by management as special mention, substandard or doubtful and not deemed impaired represented 5.0% of total loans at December 31, 2011 compared to 8.7% of total loans at September 30, 2011, and 11.8% at December 31, 2010. Impaired loans represented 3.7% of total loans at December 31, 2011 compared to 1.5% of total loans at September 30, 2011, and 3.3% of total loans at year-end 2010. Included in impaired loans at December 31, 2011 were $2.7 million in loan balances that continued to accrue interest; these accruing impaired loans are troubled debt restructurings and amounted to 2.5% of total loans. Improving asset quality is a prime objective for management. Outstanding loan balances are expected to increase through business development efforts.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses totaled $2.5 million at December 31, 2011, a decrease of $571,000 compared to $3.1 million at December 31, 2010. The amount of the allowance is based on a combination of actual experiential factors such as historical losses for each category of loans and information about specific borrowers as well as projections for various other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature. During 2011, the Company recognized loan charge-offs totaling $539,000 and recoveries totaling $415,000. A reclassification of $600,000 reduced the Allowance for Loan Losses for those loans transferred to held-for-sale as part of the Disposal Group in connection with the branch sale. The provision for loan loss was $153,000 for 2011.

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

As a percentage of total loans, the allowance for loan losses decreased from 2.93% at year-end 2010 to 2.24% at the end of 2011. We continue to closely monitor credit quality and delinquencies as our loan portfolio ages, and will increase the allowance for loan losses if we believe losses have been incurred.

Nonperforming loans consist of loans on nonaccrual status. Nonperforming loans, excluding overdrafts, totaled $1.3 million at December 31, 2011 compared to $3.4 million at December 31, 2010. During 2011, reductions to nonaccrual loans included transfers to assets acquired through settlement of loans of $745,000, principal payments and payoffs of $1,492,000, charge-offs of $479,000. Additions to nonaccrual loans totaled $642,000. During 2010, reductions to nonaccrual loans included transfers to assets acquired through settlement of loans of $2.1 million, principal payments and payoffs of $983,000, charge-offs of $940,000 and upgrades of $239,000. Additions to nonaccrual loans totaled $1,829,000.

Assets acquired in settlement of loans. These assets include OREO and an interest in a limited liability company acquired during 2010 that owns the real estate and operations of an indoor waterpark and resort obtained through a U.S. Bankruptcy Code 363 sale. The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale. The carrying value of its interest is $1.3 million and is based upon the estimated fair value of the real estate less costs to sell. OREO consisted of nine properties and totaled $757,000 at year-end 2011 compared to $1.0 million and seven properties at year-end 2010. During 2011, nine properties were sold from OREO for sales proceeds of $820,000. During 2010, seventeen properties were sold from OREO for sales proceeds of $2.6 million.

Deposits. Total deposits decreased $39.3 million from year-end 2010 to $104.0 million at December 31, 2011. Branch deposits sold during the fourth quarter of 2011 totaled $74.3 million resulting in a gain on the deposit sale totaling $3.5 million. During 2011, the Company utilized a national certificate of deposit listing service to gather deposits from other financial institutions as a source of additional funding and liquidity. Individual deposits raised through this program typically are issued for amounts that approximate the FDIC insurance limit of $250,000 and at rates usually less than certificates issued through its retail offices. At year-end 2011, certificates of deposits issued through the listing service totaled $15.5 million.

Federal Home Loan Bank Advances. Advances at year-end 2011 totaled $19 million compared to $5 million year-end 2010. The advances outstanding at year-end 2010 were repaid during the first quarter of 2011. New advances of $19 million were borrowed during the fourth quarter of 2011 and were partially used to fund the sale of branch deposits.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company recorded net income of $1,820,122, or $0.09 per share, for the year ended 2011 compared to a net loss of $3,110,110, of a loss of $0.18 per share, for the year ended 2010. Average common shares outstanding were 19,714,564 for 2011 and 17,365,249 for 2010.

Net interest income. Net interest income increased $340,000 in 2011 compared 2010, and the Company’s net interest margin increased to 3.19% for 2011 compared to 2.93% for 2010. Low interest rates prevailed during 2011 and 2010 as the Federal Reserve Bank used various measures to reduce interest rates across the yield curve to assist an economic recovery.

Interest income. Interest income decreased $750,000 from $6.9 million in 2010 to $6.2 million in 2011 on a slightly smaller average earning asset base of $157.7 million in 2011 compared to $160.2 million in 2010. The yield on earning assets declined from 4.31% in 2010 to 3.90% in 2011. Average balances for loans increased $10.0 million, the securities portfolio decreased $13.3 million and interest-bearing deposits and federal funds sold increased slightly by $764,000. The decline in interest income was largely driven by the lower rates earned on assets which was mitigated somewhat by higher loan balances.

Interest expense. Total interest expense declined $1.1 million from $2.2 million in 2010 to $1.1 million in 2011, a decrease of 49.2%. The cost of interest bearing funds averaged 0.89% for 2011 compared to 1.62% for 2010. Interest expense on deposits decreased $810,000 to $1.0 million in 2011 compared to $1.8 million in 2010. The most significant declines in deposit interest expense were for lower rates paid for money market and certificates of deposit balances; interest paid for these two deposit types declined by $701,000. Other borrowing costs also declined by $281,000 due to lower rates and outstanding balances. It is unlikely that the Company will be able to continue to reduce its cost of funds significantly particularly at the pace realized during the past two years of declining interest rates.

Provision for loan losses. The allowance for loan loss is composed of components for homogenous and pass-rated loans, classified loans, impaired loans, and other subjective factors that may influence expected losses. Provision expense is recorded to increase the allowance for loan loss, and a negative provision for loan loss decreases the estimate of loan losses in the loan portfolio. Provision expense of $152,905 was recorded for 2011. The change in the balance of the allowance for loan loss from 2010 to 2011 that impacted provision expense consisted of an increase of approximately $284,000 in the allowance for loan losses for pass-rated and homogeneous loan pools estimated based on the three year historical average charge off rate, an increase of approximately $113,000 in the allowance allocated to impaired loans, a decrease of $786,000 in the allowance for classified loan balances, and a decrease of approximately $182,000 for other factors used to estimate the allowance for loan losses. The increase in the allowance for pass-rated and homogeneous loan pools was principally driven by higher loan balances at year-end 2011 compared to year-end 2010.

A negative loan loss provision in the amount of $116,147 was recorded for 2010. The reduction to the Allowance for Loan Loss at year-end 2010 was primarily driven by eliminating the loan charge-offs experienced during 2007 from its historical loan loss experience. The Company’s uses three years of charge-off experience in its calculation of the loss rate for pass-rated and homogeneous pools of loans. Eliminating the 2007 loan losses from the loss rate reduced the Allowance for Loan Loss by approximately $863,000 at year-end 2010 compared to year-end 2009. Loan charge-offs during 2007 were significantly higher than in subsequent years. The methodology for estimating losses on special mention loans was revised to include a loss rate based on loss experience for this category instead of a standard flat loss percentage. This resulted in an increase of about $179,000 in the Allowance for Loan Loss after also factoring in a decrease in the balance of special mention loans of about $1.1 million from year-end 2009 to year-end 2010. A decrease in the loss rate applied to substandard loan balances at year-end 2010 compared to year-end 2009 resulted in a reduction to the Allowance for Loan Loss of about $531,000 even though the balance of substandard loans increased by about $461,000 from year-end 2009 to year-end 2010. The allowance for loan loss allocated to other factors increased by $319,000. The increase was principally driven by regulatory and other economic factors. Specific allocations of the Allowance for Loan and Lease Losses increased approximately $6,000 at year-end 2010 compared to 2009.

Noninterest income. For the year ended December 31, 2011, noninterest income increased to $5,297,086 from $814,171 for 2010. The sale of deposits in the Wayne County, Ohio market contributed a total of $3,743,602 toward this increase based on the gain on the sale of branch deposits of $3,526,070 and a gain on the assignment of a capital lease agreement for one of the branch offices for $217,532.

Trust and brokerage fee income increased $520,225 to $743,850 for 2011 compared to $223,625 for 2010. These services were introduced during the second quarter of 2010.

Securities gains recorded for 2011 totaled $358,030, up $201,865 from $156,165 in securities gains for 2010. The gains recorded during 2011 were principally for sales of GNMA mortgage-backed securities with an original maturity of 30 years. The sales were completed to raise funds to complete the disposition of branch deposits during the fourth quarter of 2011 and to reduce the price sensitivity of the investment portfolio. An other than temporary impairment loss of $47,200 was recorded on shares of FNMA and FHLMC preferred stock during 2010.

In 2011 and 2010, the Company recognized losses on the disposition or direct write-down of other real estate owned. For 2011, the net loss on disposition or direct write-down of other real estate owned totaled $268,117 on twelve properties, an improvement of $73,514 compared to a net loss of $341,631 on twenty-three properties for 2010.

Gains on the sale of loans increased $41,545 to $109,629 in 2011, up from $68,084 in 2010. Refinance activity in the mortgage market contributed to the improvement in mortgage lending volumes. Purchase activity has been less than one might expect for the record low mortgage interest rates that prevailed during 2011 and 2010.

Service charges and other fees decreased $158,892 to $551,361 in 2011 compared to $710,253 for 2010. The decrease was principally related to a decline in overdraft fee income which declined $153,547 from 2010 to 2011. Debit card revenue was also lower by $5,457. These decreases are partly attributable to the reduced number of accounts subsequent to the branch deposit sale in the fourth quarter of 2011, but overdraft fee income had previously been pressured due to changes in customer behavior and legislation enacted during 2010 requiring banks to ensure that customers “opt in” to bank-offered overdraft protection programs.

Noninterest expense. Total noninterest expenses decreased $578,684, or 6.5%, to $8,354,859 during 2011 compared to $8,933,543 for 2010. The absence of investor expenses in 2011 compared to 2010 was the principal reason for the decrease in noninterest expenses. Substantial costs were incurred related to the change in ownership control and subsequent change in management during 2010. The Company recorded investor expenses of $517,222 in February 2010 in connection with the assignment of promissory notes from Excel Financial to the Company in connection with the assignment of the Stock Purchase Agreement to Excel Bancorp by Excel Financial. The investor expenses represent expenses incurred in connection with the pursuit of an acquisition of a financial institution and development of fiduciary services in connection with an acquisition. Other changes are described below.

Compensation costs, excluding severance benefits classified as part of branch disposal expenses, increased $257,837 to $4,228,249 in 2011, or 6.5%, compared to $3,970,412 in 2010. Incentive compensation costs paid or accrued during the fourth quarter of 2011 totaled approximately $322,000 and was principally related to the successful completion of the branch deposit and loan sale during the fourth quarter. Benefit costs for 2011 included $202,859 for stock options granted during the last half of 2010 compared to $106,243 for 2010. Staffing costs for 2011 also included a full year of expense for trust and investment management staff compared to a partial year of operations during 2010.

Salaries expense for 2010 included incentive compensation totaling $228,000 for newly hired management. Salaries and benefits expense also included salary continuation for terminated staff totaling $61,603 and for departing executive management totaling $85,569. New positions were added in trust and investment services, credit administration, human resources and other departments within the Company.

Occupancy and equipment costs increased $24,278, or 2.6%, in 2011. The increase was driven by higher real estate tax expenses including the transfer of real estate sold in connection with the branch deposit sale.

Professional fees decreased $188,095, or 24.5%, in 2011. These costs include legal, accounting and auditing, regulatory examination and consulting fees. Consulting fees of $140,000 were paid to Excel Financial during 2010 for the period prior to closing the stock offering. Supervisory examination expense decreased by $24,100 during 2011 compared to 2010. A loan workout officer was hired during 2011 to replace workout specialists previously engaged during 2010 to assist in loan collection efforts also reducing consulting expense during 2011.

Franchise tax increased $180,358 to $209,824 for 2011. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year-end; higher capital levels at year-end 2010 compared to year-end 2009 resulted in higher costs for 2011.

Marketing and advertising expense decreased $55,148, or 42.5%, in 2011. Most of this decrease relates to the absence of expense in 2011 associated with a name change for the Bank in 2010. During the first quarter of 2010, the Board of Directors of the Bank approved changing the name of the Bank to Premier Bank & Trust, National Association. The Bank opted to include “Trust” in its name in connection with obtaining fiduciary powers from the Office of the Comptroller of the Currency. Costs associated with the name change in 2010 were approximately $30,000 and included logo design, the reissuance of credit and debit cards, and promotional materials.

Deposit expense and insurance fees decreased $107,218, or 21.6%, in 2011. A change in the deposit insurance assessment base to total assets, net of Tier 1 capital, instead of total deposits and an improvement in the Bank’s risk rating for FDIC insurance based partly on higher capital levels following the common stock issuance in February 2010 were two factors that contributed to a reduction in FDIC deposit insurance expense totaling $114,864 for 2011. A reduction in the Bank’s asset size related to the branch deposit sale during the fourth quarter of 2011 also contributed to the reduction in cost.

Non-recurring costs incurred for the completed sale of the Wayne County, Ohio branch offices totaled $212,383. These costs included severance costs associated with terminated employees in the market totaling $134,078, legal expenses of $40,771, data processing costs of $21,168, and other costs of $16,366.

Other expenses decreased $383,150, or 29.7%, in 2011. Loan-related legal expense decreased $264,797 and OREO expenses decreased $83,494. Employee and director expenses also decreased $42,732.

No income tax expense was recorded for 2011 because the valuation allowance for deferred tax assets was relieved to the extent that federal income taxes were applied to net income before taxes.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, the Company may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

LIQUIDITY

Liquidity refers to the ability to fund loan demand and customers’ deposit withdrawal needs and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all financial commitments and to capitalize on opportunities for business expansion in the context of managing interest rate risk exposure. This ability depends on the financial strength, asset quality and the types of deposit and loan instruments offered to our customers.

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

Cash and cash equivalents decreased from $32.7 million at December 31, 2010 to $20.0 million at December 31, 2011. Cash and cash equivalents represented 13.7% of total assets at year-end 2011, compared to 19.2% of total assets at year-end 2010. The decrease was due to the use of cash for the sale of $74 million branch deposits during the fourth quarter of 2011. This transaction used approximately $41 million in cash at settlement in addition to $19 million in proceeds from borrowed funds at Federal Home Loan Bank.

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

CAPITAL RESOURCES

Total shareholders’ equity was $18.6 million at December 31, 2011, compared to $16.5 million at December 31, 2010. Comprehensive income of $1.9 million and the adjustment to equity for stock-based compensation expense of approximately $203,000 increased equity during 2011.

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

On September 9, 2011, the OCC removed a Consent Order issued during 2009 that required the Bank to reach and maintain specified levels for its Tier 1 capital leverage ratio and total risk-weighted assets ratio. See Notes 2 and 17 to the consolidated financial statements for additional information regarding the Consent Order and Ohio Legacy’s sale of its common stock.

The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit the Bank’s dividends to the sum of its current year and the prior two years of retained earnings. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. As of February 28, 2012, based on its year to date and previous two years of earnings, the Company is not able to declare dividends without prior approval from its regulators.

INTEREST RATE SENSITIVITY

The following table details the variable rate composition of our interest-earning assets at December 31 2011 and 2010:

	Percent variable rate
	2011	2010
Interest-bearing deposits and federal funds sold	100%	100%
Securities	14%	5%
Loans	73%	69%
Federal bank stock	100%	100%
Total interest-earning assets	72%	64%

The Company performs regular liquidity risk analysis and quarterly interest rate risk analysis. This information is used to assist in managing the balance sheet to reduce the impact of changes in interest rates on earnings and equity. Approximately 52.3% of the interest-earning assets and 82.2% of the interest-bearing liabilities on our balance sheet at December 31, 2011 were scheduled to mature or subject to repricing during 2012.

We believe that the Bank is "liability sensitive" over a twelve-month horizon at December 31, 2011. Usually, this would mean an increasing interest rate environment would cause a drop in net interest income and a falling interest rate scenario would have the inverse effect. However, we cannot be certain that our net interest income would contract if interest rates increased because the composition of our assets and liabilities is constantly changing due to the variability of our loan prepayment experience, the behavior of core deposit customers and other factors.

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

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks	$778,689	$1,121,473
Federal funds sold and interest-bearing deposits in financial institutions	19,267,467	31,560,745
Cash and cash equivalents	20,046,156	32,682,218
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	10,677,644	25,206,895
Securities held to maturity (fair value December 31, 2011 - $0, December 31, 2010 - $2,885,216)	-	2,815,634
Loans held for sale	895,610	636,794
Loans, net of allowance of $2,484,478 and $3,055,766 at December 31, 2011 and December 31, 2010	108,277,319	101,146,194
Federal bank stock	1,597,850	1,557,700
Premises and equipment, net	2,452,627	3,461,455
Assets acquired in settlement of loans	2,012,752	2,351,302
Accrued interest receivable and other assets	541,409	658,779
Total assets	$146,601,367	$170,616,971

LIABILITIES
Deposits:
Noninterest-bearing demand	$21,017,215	$20,760,836
Interest-bearing demand	6,190,520	9,564,745
Savings	38,537,916	59,285,422
Certificates of deposit, net	38,216,813	53,604,644
Total deposits	103,962,464	143,215,647
Repurchase agreements	4,213,612	4,391,252
Short-term Federal Home Loan Bank advances	13,000,000	-
Long-term Federal Home Loan Bank advances	6,000,000	5,000,000
Capital lease obligations	-	407,593
Accrued interest payable and other liabilities	837,203	1,131,963
Total liabilities	$128,013,279	$154,146,455

Commitments and contingent liabilities (Note 14)	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value; December 31, 2011 and December 31, 2010: 22,500,000 shared authorized, 19,714,564 shares issued and outstanding	35,806,662	35,603,803
Accumulated deficit	(17,468,889)	(19,289,011)
Accumulated other comprehensive income	250,315	155,724
Total shareholders' equity	18,588,088	16,470,516

Total liabilities and shareholders' equity	$146,601,367	$170,616,971

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

	2011	2010
Interest and dividend income:
Loans, including fees	$5,529,061	$5,745,760
Securities, taxable	372,574	897,438
Securities, tax-exempt	98,851	113,900
Interest-bearing deposits, federal funds sold and other	79,554	76,397
Dividends on federal bank stock	74,566	71,390
Total interest and dividend income	6,154,606	6,904,885

Interest expense:
Deposits	1,037,267	1,846,924
Short-term Federal Home Loan Bank advances	4,381	-
Long-term Federal Home Loan Bank advances	21,156	279,955
Repurchase agreements	11,036	8,909
Capital leases	49,966	68,790
Investor notes	-	9,693
Total interest expense	1,123,806	2,214,271
Net interest income	5,030,800	4,690,614
Provision for loan losses	152,905	(116,147)
Net interest income after provision for loan losses	4,877,895	4,806,761

Noninterest income:
Service charges and other fees	551,361	710,253
Trust and brokerage fee income	743,850	223,625
Gain on sales of securities available for sale, net	358,030	156,165
Other than temporary impairment loss:
Total impairment loss	-	(47,200)
Loss recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	-	(47,200)
Gain on sale of loans	109,629	68,084
Gain on sale of branch deposits	3,526,070	-
Gain on assignment of branch lease	217,532	-
Loss on disposition of other real estate owned	(268,117)	(341,631)
Loss on disposition of fixed assets	(3,818)	(8,699)
Other income	62,549	53,574
Total noninterest income	5,297,086	814,171

Noninterest expense:
Salaries and benefits	4,228,249	3,970,412
Occupancy and equipment	954,872	930,594
Professional fees	579,491	767,586
Franchise tax	209,824	29,466
Data processing	728,243	722,155
Marketing and advertising	74,669	129,817
Stationery and supplies	71,362	80,157
Deposit expense and insurance	389,509	496,727
Branch disposal expenses	212,383	-
Investor expenses	-	517,222
Other expenses	906,257	1,289,407
Total noninterest expense	8,354,859	8,933,543
Net income (loss) before income taxes	1,820,122	(3,312,611)
Income tax expense (benefit)	-	(202,501)

Net income (loss)	$1,820,122	$(3,110,110)

Basic income (loss) per share	$0.09	$(0.18)
Diluted income (loss) per share	$0.09	$(0.18)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011 and 2010

	Outstanding			Accumulated
	Shares of			Other	Total
	Common	Common	Accumulated	Comprehensive	Shareholders'
	Stock	Stock	Deficit	Income (Loss)	Equity

Balance, January 1, 2010	2,214,564	$18,782,779	$(16,178,901)	$(237,367)	$2,366,511

Stock based compensation expense		106,243			106,243

Proceeds on sale of common stock, net	17,500,000	16,714,781			16,714,781

Comprehensive income (loss):
Net loss			(3,110,110)		(3,110,110)
Net unrealized gain on securities available for sale arising during the period, including effect of reclassifications				393,091	393,091
Total comprehensive loss					(2,717,019)

Balance, December 31, 2010	19,714,564	35,603,803	(19,289,011)	155,724	16,470,516

Stock based compensation expense		202,859			202,859

Comprehensive income (loss):
Net income			1,820,122		1,820,122
Net unrealized gain on securities available for sale arising during the period, including effect of reclassifications				94,591	94,591
Total comprehensive income					1,914,713

Balance, December 31, 2011	19,714,564	$35,806,662	$(17,468,889)	$250,315	$18,588,088

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,820,122	$(3,110,110)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	152,905	(116,147)
Depreciation and amortization	334,529	375,382
Loss on disposition of fixed assets	3,818	8,699
Gain on sale of branch deposits	(3,526,070)	-
Securities amortization and accretion, net	210,426	297,186
Gain on assignment of branch lease	(217,532)	-
Origination of loans held for sale	(9,196,955)	(6,509,650)
Proceeds from sales of loans held for sale	9,947,343	6,129,622
Loss on disposition of real estate owned	268,117	341,631
Gain on sale of securities available for sale	(358,030)	(156,165)
Other than temporary impairment of securities	-	47,200
Gain on sale of loans held for sale	(109,629)	(68,084)
Stock based compensation expense	202,859	106,243
Net change in:
Accrued interest receivable and other assets	117,370	(220,685)
Accrued interest payable and other liabilities	(294,760)	34,721
Deferred loan fees	104,001	(1,892)
Net cash from operating activities	(541,486)	(2,842,049)

Cash flows from investing activities:
Purchases of securities available for sale	(6,539,002)	(12,683,429)
(Purchases) or redemptions of federal bank stock	(40,150)	(290,450)
Maturities, calls and paydowns of securities available for sale	13,355,600	8,242,742
Maturities, calls and paydowns of securities held to maturity	-	178,500
Sales of securities available for sale	10,770,482	6,535,958
Proceeds from sale of other real estate owned	820,055	2,564,547
Participation loans sold	5,099,496	1,344,691
Participation loans purchased	(1,674,216)	-
Net change in loans	(12,462,508)	(3,595,815)
Insurance claim proceeds for real estate owned	-	2,879
Proceeds from sale of premises and equipment	1,250,464	200
Acquisition of premises and equipment	(362,451)	(893,344)
Net cash from investing activities	10,217,770	1,406,479

Cash flows from financing activities
Net change in deposits	38,583,982	3,416,934
Sale of branch deposits	(74,311,095)	-
Net change in repurchase agreements	(177,640)	3,353,476
Repayment of capital lease obligations	(38,126)	(33,193)
Assignment of capital lease obligation	(369,467)	-
Proceeds from short term FHLB advances, net of repayments	13,000,000	-
Proceeds from long term FHLB advances	6,000,000	-
Repayments of long term FHLB advances	(5,000,000)	(13,500,000)
Net proceeds from issuance of common stock	-	16,714,781
Net cash from financing activities	(22,312,346)	9,951,998

Net change in cash and cash equivalents	(12,636,062)	8,516,428
Cash and cash equivalents at beginning of period	32,682,218	24,165,790

Cash and cash equivalents at end of period	$20,046,156	$32,682,218

-continued -

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	2011	2010
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	1,185,674	2,299,887
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	749,624	2,084,701
Transfer of securities to available-for-sale from held-to-maturity	2,816,058	-

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

Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio. The Bank provides financial services through its full-service offices in North Canton and Canton, Ohio and its Trust office in St. Clairsville, Ohio. The Bank provides trust, private banking and investment services to its clients. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Concentrations of credit are evaluated based on the North American Industry Classification System (“NAICS”) code assignments. At December 31, 2011, concentrations of credit risk exceeding 25% of Tier One capital included the following:

	Recorded Investment ($000s)	% of Tier 1 Capital
Non-owner occupied commercial real estate	$22,803	125.9%
Residential rental property including 1-4 family and multi-unit properties	13,372	73.9%
Borrowers in the construction industry	7,919	43.7%

The Bank’s credit policy includes various concentration limits expressed as a percentage of Tier One capital plus the Allowance for Loan Loss and as a percentage of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,514,000 and $1,306,000 was required to meet regulatory reserve and clearing requirements at December 31, 2011 and 2010, respectively.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Interest income on loans is generally discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured and in process of collection. For 1-4 family owner occupied mortgages or home equity lines of credit where the loan balance is 60% or less of the appraised value, the Bank may maintain accrual status. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Delinquency status is based on contractual payment due date.

All interest accrued but not received for loans placed on nonaccrual status are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status upon approval of the Credit Committee or the Asset Quality Committee when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company divides loans not individually evaluated for impairment by risk into four grades: pass, special mention, substandard, and doubtful. Loans with a pass grade and loans not rated are divided into ten separate segments. Total charge-offs for a specified time period, currently 3.0 years, are divided into the same segments and used as a starting point to estimate credit losses in each segment. Other subjective factors, such as industry conditions, local economic trends and similar items are assigned a numeric value by segment and are also applied to the balances in the pass grade. Historic loss percentages are applied separately to the special mention and substandard pools of loans based on actual charge-offs for each pool in total regardless of the segment.

A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below

One to Four Family Residential Mortgages: The Company defines residential real estate loans as first mortgages on individuals’ primary residence. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans made for the Bank’s portfolio are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates and are not priced using low introductory “teaser” rates.

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

Loans Secured by Trust Assets: These loans, principally used for commercial activities, are secured by cash or marketable securities and have substantially less credit risk than other types of commercial loans.

Commercial Real Estate:  Commercial real estate loans (“CRE loans”) are divided into two classes—owner occupied and non-owner occupied—and include mortgage loans to developers and owners of commercial real estate. The collateral for these CRE loans is the underlying commercial real estate. The Bank generally requires that the CRE loan amount be no more than 90% of the purchase price or 80% of the appraised value of the commercial real estate securing the CRE loan, whichever is less. Non-owner occupied CRE loans typically exhibit higher risk.

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

The primary credit quality indicator for commercial and commercial real estate loans (including non-owner occupied, owner occupied, multi-family real estate, 1-4 family rental property, and construction and development loans not included in the residential real estate segment) is based on an internal grading system. Credit grades are monitored regularly by the respective loan officer and independently by credit administration, and adjustments are made when appropriate. The frequency of loan review with respect to credit grades is dependent upon the size and grade of the loan. A description of credit quality indicators is included in the Note 4.

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

For all loan segments, the Bank will initiate a charge-off or a partial charge-off based on the status of the loan. If the loan is not fully collateralized and is in the process of collection, the Bank will charge off the amount of the uncollectable account balance as a loss. The designated workout officer is generally responsible for calculating and recommending the charge-off amount. All charge-offs must be approved by the Credit Committee whose members consist of the Chief Credit Officer, the Chief Executive Officer, the Chief Operating Officer, the Workout Officer and the Senior Lending Officer.

Charge offs are recorded when consumer loans are 120 days past due and real estate loans are 180 days past due. This may be extended if management believes that the risk of loss is minimal, and the Bank is in the process of collection with a reasonable prospect of full collection. Management conducts reviews of impaired loans regularly and assesses the requirement for specific allocations or charge-offs. When a loss has not been confirmed and payments are current, a specific allocation is generally recorded. Charge-offs (either full or partial) are recognized when loss is confirmed (for example, upon receipt of a current appraisal) and is generally based on the amount that the loan balance exceeds the estimated net realizable value of the collateral. For unsecured loans, the full balance is charged-off at the time the loan is deemed impaired. The Company did not revise its charge-off policy during periods presented

The amount and timing of full or partial charge-offs is important since charge-offs are factored into the calculation of the three-year historical loan loss experience rates used to estimate the adequacy of the allowance for loan losses. Failure to record charge-offs in a timely manner could result in lower historical loss rates and potentially understate the estimate of the amount of incurred losses within the portfolio and distort coverage ratios such as the allowance for loan losses to nonaccrual loans used by management to evaluate the adequacy of the allowance for loan losses.

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

Federal Bank Stock: The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as federal bank stock on the balance sheet, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Federal Reserve Bank stock is also carried at cost. Cash dividends are reported as income. At December 31, 2011, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $576,850. As of December 31, 2010, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $536,700.

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

	For Year Ended
	December 31,
	2011	2010
BASIC:
Net income (loss)	$1,820,122	$(3,110,110)
Weighted average common shares outstanding	19,714,564	17,365,249
Basic income (loss) per share	$0.09	$(0.18)

DILUTED:
Net income (loss)	$1,820,122	$(3,110,110)
Weighted average common shares outstanding	19,714,564	17,365,249
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	19,714,564	17,365,249
Diluted income (loss) per common share	$0.09	$(0.18)

The computation of diluted income (loss) per share excludes potential dilutive common shares if the effect of their exercise since their inclusion would be anti-dilutive. Potential dilutive common shares totaled 1,311,196 for 2011 and 703,178 for 2010.

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

Dividend Restriction: Banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to Ohio Legacy. See Note 13 for a further description of regulatory restrictions.

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

No 2011-05 | Presentation of Comprehensive Income: In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05): The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or how earnings per share is calculated or presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income that deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of the new guidance will impact the presentation of the consolidated financial statements.

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

NOTE 3 – SECURITIES

The fair values of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Available for sale, carried at fair value:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Government-sponsored enterprises	$2,514,982	$952	$(28)	$2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	4,663,733	201,434	-	4,865,167
Other mortgage-backed securities	250,748	-	(60,877)	189,871
Municipal securities	2,755,465	205,885	-	2,961,350
Equity securities	39,900	105,450	-	145,350
Total	$10,224,828	$513,721	$(60,905)	$10,677,644

Available for sale, carried at fair value:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. Government-sponsored enterprises	$8,261,724	$3,424	$(1,722)	$8,263,426
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	16,228,702	396,481	-	16,625,183
Other mortgage-backed securities	316,644	-	(69,078)	247,566
Equity securities	41,600	29,120	-	70,720
Total	$24,848,670	$429,025	$(70,800)	$25,206,895

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held to maturity, carried at amortized cost	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

December 31, 2010
Municipal securities	$2,815,634	$69,582	$-	$2,885,216

At June 30, 2011, the Company reclassified its municipal securities to the available-for-sale category from held-to-maturity since management no longer intends to hold these securities to maturity. At the time of the transfer, the municipal securities were carried at amortized cost totaling $2,816,058 and the estimated fair value was $2,950,608. The unrealized gain included as a component of accumulated other comprehensive income related to the reclassification was $134,550. The securities were reclassified because management considered selling the municipal securities to assist in funding the sale of two branch offices in October 2011. No purchases will be classified as held-to-maturity for the next two years.

Proceeds from sales of securities available for sale were $10.8 million for 2011 and $6.5 million for 2010. Gross gains of $358,030 and $156,165 and no gross losses were realized on the sales during 2011 and 2010, respectively.

Securities with unrealized losses for less than one year and one year or more were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,003,318	$(28)	$-	$-	$1,003,318	($28)
Other mortgage-backed securities	-	-	189,871	(60,877)	189,871	(60,877)
Total	$1,003,318	$(28)	$189,871	$(60,877)	$1,193,189	$(60,905)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$2,555,180	$(1,722)	$-	$-	$2,555,180	$(1,722)
Other mortgage-backed securities	-	-	247,566	(69,078)	247,566	(69,078)
Total	$2,555,180	$(1,722)	$247,566	$(69,078)	$2,802,746	$(70,800)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) in the fair value of its securities portfolio at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2011, the Company’s security portfolio consisted of twenty-nine securities. One security was in an unrealized loss position for less than twelve months and one security, discussed below, was in an unrealized loss position for twelve months or longer.

Preferred Stock

The Company owns preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). During June 2010, FNMA and FHLMC announced that the New York Stock Exchange would delist shares of its common and preferred shares in July because the common stock had not maintained a minimum stock price of $1.00 for thirty consecutive days. Following this announcement, the preferred stock prices declined significantly. At June 30, 2010, the FNMA Series R preferred share price was $0.36 (down from $0.93 per share at May 31, 2010) and the FHLMC Series 2007 Fixed-to-Floating Rate preferred share price was $0.34 (down from $1.05 per share at May 31, 2010). In July the preferred shares began to trade on the over the counter market. Each company continues to operate under the conservatorship of the Federal Housing Finance Agency and requires financial support from the U.S. Treasury Department. No dividends have been paid on the preferred shares since dividend payments were suspended in September 2008. These factors contributed to management’s decision to record an OTTI charge at June 30, 2010 in the amount of $47,200 to reduce the carrying value of the securities to estimated fair value establishing a new cost basis.

Mortgage-backed securities

At December 31, 2011, 54% of the mortgage-backed securities held by the Company were issued by the Government National Mortgage Association (“GNMA”), which are backed by the full faith and credit of the U.S. government, and 42% were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $189,871 which represents an unrealized loss of $60,877 at December 31, 2011 and $69,078 at December 31, 2010. The estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security was rated Ba2 by Moody’s on April 21, 2011 and BBB- on July 12, 2011 by Standard & Poor’s rating services. This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages. No losses incurred on the mortgages in the pool have been assigned to the senior classes. Although the borrowers are not required to make principal payments during the initial 10 year period, 75% of the original principal has been repaid as of December 31, 2011. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of December 31, 2011, the Company believes there is no OTTI and does not have the intent to sell this security and it is not likely that it will be required to sell the security before its anticipated recovery.

The fair value of debt securities available for sale at year-end 2011 by contractual maturity were as follows. Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

Available for Sale
Fair Value

Due in one year or less	$-
Due from one to five years	3,435,548
Due from five to ten years	1,283,673
Due after ten years	758,035
Mortgage-backed securities	5,055,038
Total	$10,532,294

Securities with a fair value of $0 and $4,109,000 were pledged as collateral for public fund deposits at December 31, 2011 and 2010, respectively. Available for sale securities with a fair value of $7,002,000 and $6,126,000 were pledged as collateral for repurchase agreements (see Note 8) as of December 31, 2011 and 2010, respectively. Available for sale securities with a fair value of $0 and $13,024,000 were pledged as collateral to the Federal Home Loan Bank as of December 31, 2011 and 2010, respectively.

At December 31, 2011, there were no holdings of securities of specific issuers, other than mortgage backed securities and debentures issued by U.S. Government-sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

At December 31, 2010, there were no holdings of securities of specific issuers, other than mortgage backed securities issued by U.S. Government-sponsored enterprises and debentures issued by the Federal Home Loan Bank, in an amount greater than 10% of shareholders’ equity.

NOTE 4 – LOANS

Loans, by collateral type, were as follows:

	December 31, 2011		December 31, 2010
	Balance	Percent	Balance	Percent
Residential real estate	$27,985,517	25.3%	$30,320,666	29.1%
Multifamily real estate	9,140,672	8.2%	7,465,237	7.2%
Commercial real estate	42,622,961	38.5%	42,222,715	40.4%
Construction	4,219,420	3.8%	2,137,849	2.1%
Commercial	10,031,094	9.1%	9,066,623	8.7%
Secured by trust assets	6,798,929	6.1%	6,047,617	5.8%
Consumer and home equity	9,931,647	9.0%	7,013,694	6.7%
Total Loans	110,730,240	100.0%	104,274,401	100.0%
Less: Allowance for loan losses	(2,484,478)		(3,055,766)
Net deferred loan costs (fees)	31,557		(72,441)
Loans, net	$108,277,319		$101,146,194

Approximately $24,475,000 and $23,966,000 of residential real estate loans were pledged as collateral for FHLB advances at December 31, 2011 and 2010, respectively. Commercial and multi-family real estate pledged to the FHLB as of December 31, 2011 totaled $23,827,000. Approximately $16,553,000 and $30,177,000 of commercial and home equity loans were pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at December 31, 2011 and 2010.

Activity in the allowance for loan losses for the years ended December 31 2011 and 2010 was as follows:

	2011	2010
Balance, January 1	$3,055,766	$3,945,670
Provision for loan losses	152,905	(116,147)
Loans charged-off	(539,498)	(953,126)
Recoveries of charged-off loans	415,305	179,369
Reclassification for loans sold	(600,000)	-

Balance, December 31	$2,484,478	$3,055,766

Balance as a percentage of total loans	2.24%	2.93%

Activity in the allowance for loan loss by portfolio class for 2011 is depicted in the following two tables:

	1-4 family residential	1-4 family rental	Multi-family real state	Home Equity	Consumer	Commercial
Balance, December 31, 2010	$183,507	$331,184	$454,670	$93,187	$10,818	$275,473
Provision for loan losses	73,014	(57,006)	207,025	48,068	21,588	142,735
Charge-offs	(48,077)	(26,737)	(105,698)	-	(23,614)	(81,263)
Recoveries	-	-	-	-	1,809	38,276
Reclassification of allowance for loans disposed of through branch sale	(5,745)	(11,918)	(132,966)	(1,836)	(914)	(90,260)
Balance, December 31, 2011	$202,699	$235,523	$423,031	$139,419	$9,687	$284,961

	Secured by Trust Assets	Non-owner occupied	Owner Occupied	Construction	Total
Balance, December 31, 2010	$12,095	$509,739	$1,043,458	$141,635	$3,055,766
Provision for loan losses	1,505	(138,828)	40,477	(185,673)	152,905
Charge-offs	-	(86,246)	(166,658)	(1,205)	(539,498)
Recoveries	-	-	95,387	279,833	415,305
Reclassification of allowance for loans disposed of through branch sale	-	(5,966)	(350,395)	-	(600,000)
Balance, December 31, 2011	$13,600	$278,699	$662,269	$234,590	$2,484,478

Information related to loans individually considered impaired and nonaccrual loans for 2010 was as follows:

2010
Average of impaired loans during the year	$5,002,536
Interest income recognized during impairment	623
Cash-basis interest income recognized during impairment	623
Interest income foregone on nonaccrual loans	294,929

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

The following tables present the balance in the allowance for loan losses and the recorded investment of loans by portfolio class and based on impairment method.

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$202,699	$23,645,009	$-	$108,877	$202,699	$23,753,886
1-4 family rental property	235,523	4,068,998	-	162,633	235,523	4,231,631
Multi-family real estate	423,031	9,132,775	-	7,897	423,031	9,140,672
Home equity	98,944	8,711,640	40,475	189,603	139,419	8,901,243

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
Consumer	9,687	1,030,404	-	-	9,687	1,030,404
Commercial	284,347	9,838,175	614	192,919	284,961	10,031,094
Secured by trust assets	13,600	6,798,929	-	-	13,600	6,798,929
Commercial real estate:
Non-owner occupied	212,153	20,279,967	66,546	2,522,791	278,699	22,802,758
Owner occupied	650,824	19,208,688	11,445	611,515	662,269	19,820,203
Construction and development	234,590	3,931,523	-	287,897	234,590	4,219,420
Total	$2,365,398	$106,646,108	$119,080	$4,084,132	$2,484,478	$110,730,240

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2010	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$177,072	$23,716,528	$6,435	$164,170	$183,507	$23,880,698
1-4 family rental property	331,184	6,161,295	-	278,673	331,184	6,439,968
Multi-family real estate	454,670	7,396,465	-	68,772	454,670	7,465,237
Home equity	93,187	6,277,141	-	-	93,187	6,277,141
Consumer	10,818	736,553	-	-	10,818	736,553
Commercial	275,473	8,818,892	-	247,731	275,473	9,066,623
Secured by trust assets	12,095	6,047,617	-	-	12,095	6,047,617
Commercial real estate:
Non-owner occupied	509,739	18,112,082	-	174,750	509,739	18,286,832
Owner occupied	1,043,458	22,594,876	-	1,341,007	1,043,458	23,935,883
Construction and development	141,635	1,003,710	-	1,134,139	141,635	2,137,849
Total	$3,049,331	$100,865,159	$6,435	$3,409,242	$3,055,766	$104,274,401

The following table presents loans individually evaluated for impairment by loan class as of and for the year ended December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
1-4 family residential mortgage	$197,637	$108,877	$-	$210,111	$11,451	$11,451
1-4 family rental property	288,674	162,633	-	118,228
Multi-family real estate	36,952	7,897	-	28,081
Home equity	32,336	32,337	-	8,375
Commercial	371,177	192,305	-	164,449	20,874	20,874
Commercial real estate:
Non-owner occupied	1,836,578	1,754,214	-	524,417	4,490	4,490
Owner occupied	613,495	533,746	-	863,249	1,712	1,712
Construction and development	716,657	287,897	-	779,650	1,666	1,666
Subtotal	4,093,506	3,079,906	-	2,696,560	40,193	40,193

With an allowance recorded:
1-4 family residential mortgage	-	-	-	36,158	-	-
1-4 family rental property	-	-	-	76,017	-	-
Home equity	157,266	157,266	40,475	12,011	-	-
Commercial	2,849	614	614	22,158	-	-
Commercial real estate:
Non-owner occupied	773,028	768,577	66,546	133,958	-	-
Owner occupied	82,517	77,769	11,445	46,331	-	-
Subtotal	1,015,660	1,004,226	119,080	326,633	-	-

Total	$5,109,166	$4,084,132	$119,080	$3,023,193	$40,193	$40,193

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced by net charge-offs.

The following table presents loans individually evaluated for impairment by loan class as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$200,650	$126,687	$-
1-4 family rental property	908,487	278,673	-
Multi-family real estate	116,139	68,772	-
Home equity	-	-	-
Commercial	674,733	247,731	-
Commercial real estate:
Non-owner occupied	190,764	174,750	-
Owner occupied	1,864,179	1,341,007	-
Construction and development	2,269,265	1,134,139	-
Subtotal	6,224,217	3,371,759	-
With an allowance recorded:
1-4 Single family residential mortgage	37,483	37,483	6,435
1-4 family rental property	-	-	-
Home equity
Commercial	-	-	-
Commercial real estate:
Non-owner occupied	-	-	-
Owner occupied	-	-	-
Subtotal	37,483	37,483	6,435

Total	$6,261,700	$3,409,242	$6,435

The following tables present the aging of the recorded investment in loans by loan class:

		Days Past Due
December 31, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$23,159,380	$346,970	$138,659	$-	$108,877	$594,506	$23,753,886
1-4 family rental property	3,924,395	144,603	-	-	162,633	307,236	4,231,631
Multi-family real estate	9,132,775	-	-	-	7,897	7,897	9,140,672
Home equity loans	8,809,248	25,161	28,222	-	38,612	91,995	8,901,243
Consumer	1,010,753	-	11,670	1,672	6,309	19,651	1,030,404
Commercial	9,949,941	3,234	-	-	77,919	81,153	10,031,094
Secured by trust assets	6,798,929	-	-	-	-	-	6,798,929
Commercial real estate:
Non-owner occupied	22,762,810	-	-	-	39,948	39,948	22,802,758
Owner occupied	19,208,688	-	-	-	611,515	611,515	19,820,203
Construction and development	3,881,837	49,686	-	-	287,897	337,583	4,219,420
Total	$108,638,756	$569,654	$178,551	$1,672	$1,341,607	$2,091,484	$110,730,240

		Days Past Due
December 31, 2010	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$23,367,952	$207,521	$141,055	$-	$164,170	$512,746	$23,880,698
1-4 family rental property	6,161,295	-	-	-	278,673	278,673	6,439,968
Multi-family real estate	7,396,465	-	-	-	68,772	68,772	7,465,237
Home equity loans	6,192,016	74,621	10,504	-	-	85,125	6,277,141
Consumer	676,801	4,898	-	11,495	43,359	59,752	736,553
Commercial	8,751,090	8,889	58,913	-	247,731	315,533	9,066,623
Secured by trust assets	6,047,617	-	-	-		-	6,047,617
Commercial real estate:
Non-owner occupied	18,050,282	61,800	-	-	174,750	236,550	18,286,832
Owner occupied	22,594,876	-	-	-	1,341,007	1,341,007	23,935,883
Construction and development	1,003,709	-	-	-	1,134,140	1,134,140	2,137,849
Total	$100,242,103	$357,729	$210,472	$11,495	$3,452,602	$4,032,298	$104,274,401

The following tables present the aging of the recorded investment in nonaccrual and loans past due over 90 days still on accrual by loan class:

December 31, 2011	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$108,877	$-	$108,877
1-4 family rental property	162,633	-	162,633
Multi-family real estate	7,897	-	7,897
Home equity loans	38,612	-	38,612
Consumer	6,309	1,672	7,981
Commercial	77,919	-	77,919
Commercial real estate:
Non-owner occupied	39,948	-	39,948
Owner occupied	611,515	-	611,515
Construction and development	287,897	-	287,897
Total	$1,341,607	$1,672	$1,343,279

December 31, 2010	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$164,170	$-	$164,170
1-4 family rental property	278,673		278,673
Multi-family real estate	68,772		68,772
Home equity loans	-		-
Consumer	43,359	11,495	54,854
Commercial	247,731		247,731
Commercial real estate:
Non-owner occupied	174,750		174,750
Owner occupied	1,341,007		1,341,007
Construction and development	1,134,140		1,134,140
Total	$3,452,602	$11,495	$3,464,097

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

The Company has allocated $100,746 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. There were no troubled debt restructurings as of December 31, 2010. The Company has committed to lend additional amounts totaling up to $6,000 as of December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. All loans classified as troubled debt restructurings were also classified as impaired loans as of December 31, 2011.

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

In all but one instance, none of the modifications involved a reduction of the stated interest rate of the loan. Modifications involving an extension of the maturity date were for periods ranging from 8 to 36 months. In some cases, the maturity dates were shortened by up to 12 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

		Outstanding Recorded Investment
	Number of Loans	Pre-Modification	Post-Modification
Troubled Debt Restructurings
Home equity	1	$150,991	$150,991
Commercial	3	145,294	177,120
Commercial real estate:
Non-owner occupied	4	2,222,984	2,482,844
Owner occupied	2	120,403	110,627
Total	10	$2,639,672	$2,921,581

The troubled debt restructurings described above did not increase the allowance for loan losses or result in charge offs during the period ending December 31, 2011.

The Home Equity modification related to a change in payment through the re-amortization of the remaining balance and an increase in the interest rate.

The modifications of the Commercial class generally relate to maturity date extensions as well as rate and payment modifications. The payment modifications adjusted the remaining amortization of the outstanding loan balance. Generally, interest rates are either maintained at the same rate or increased for modifications in the Commercial class. The advance of funds “post-modification” related to equipment purchases.

The modifications of the Non-Owner Occupied Commercial Real Estate class related to a restructuring of payment, interest rate, term and amortization. For each loan, the interest rate was either increased or was unchanged. The loan term was left unchanged or shortened. The amortization period was lengthened up to 7 years with the loan-to-value of each loan remaining within Bank credit policy limits. The increase in balances “post-modification” related to the advance of new funds to pay delinquent real estate taxes.

The Owner-Occupied Commercial Real Estate modifications were the result of matching the expiration date of the real estate holding company debt with the debt of the operating entity.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within the twelve months following the modification during the year ending December 31, 2011:

Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment
Commercial	1	$6,692

A loan is typically considered to be in payment default once it is eleven days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted described above did not increase the allowance for loan losses or result in any loan charge offs during the period ending December 31, 2011.

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $106,498. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

No loans were modified during the year ending December 31, 2011 that had a significant payment delay and did not meet the definition of a troubled debt restructuring.

Credit Quality Indicators:

The Company classifies all non-homogeneous loans such as commercial and commercial real estate loans into risk classes based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk into four non-classified categories (i.e. passing grade loans) and three categories of classified loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not analyzed as part of homogeneous groups include commercial, commercial real estate, multi-family real estate, construction and development loans. Homogeneous groups of loans are not typically risk rated unless the loan is placed on nonaccrual status. A loan may also be separated from the homogeneous pool and individually risk rated due to recurrent delinquency problems, typically 60 to 89 days past due. As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$23,441,682	$-	$203,327	$1,680	$107,197	$23,753,886
1-4 family rental property	494,363	2,872,069	513,544	351,655	-	4,231,631
Multi-family real estate	303,587	7,240,618	254,823	1,341,644	-	9,140,672
Home equity loans	8,637,268	72,895	1,477	150,991	38,612	8,901,243
Consumer	1,030,404	-	-	-	-	1,030,404
Commercial	-	9,823,849	14,326	130,799	62,120	10,031,094
Secured by trust assets	675,626	6,123,303	-	-	-	6,798,929
Commercial real estate:
Non-owner occupied	5,000	19,005,683	759,562	3,032,513	-	22,802,758
Owner occupied	1,795	17,493,719	1,506,489	707,573	110,627	19,820,203
Construction and development	1,867,195	2,037,504	26,824	287,897	-	4,219,420
Total	$36,456,920	$64,669,640	$3,280,372	$6,004,752	$318,556	$110,730,240

December 31, 2010	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$23,135,647	$392,160	$-	$197,341	$155,550	$23,880,698
1-4 family rental property	-	5,413,008	453,930	573,030	-	6,439,968
Multi-family real estate	91,908	4,350,194	1,591,890	1,431,245	-	7,465,237
Home equity loans	6,055,818	200,000	2,582	18,741	-	6,277,141
Consumer	736,553	-	-	-	-	736,553
Commercial	-	8,403,145	311,832	281,043	70,603	9,066,623
Secured by trust assets	-	6,047,617	-	-	-	6,047,617
Commercial real estate:
Non-owner occupied	-	13,879,607	3,434,311	972,914	-	18,286,832
Owner occupied	-	18,659,084	1,722,292	3,427,262	127,245	23,935,883
Construction and development	262,922	592,301	32,824	1,249,802	-	2,137,849
Total	$30,282,848	$57,937,116	$7,549,661	$8,151,378	$353,398	$104,274,401

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the current principal balance of residential and consumer loans based on payment activity as of December 31:

	Residential
December 31, 2011	1-4 Family	Home Equity	Consumer	Total
Performing	$23,645,009	$8,711,640	$1,024,095	$33,380,744
Nonperforming	108,877	189,603	6,309	304,789
Total	$23,753,886	$8,901,243	$1,030,404	$33,685,533

	Residential
December 31, 2010	1-4 Family	Home Equity	Consumer	Total
Performing	$23,716,528	$6,277,141	$693,194	$30,686,863
Nonperforming	164,170	-	43,359	207,529
Total	$23,880,698	$6,277,141	$736,553	$30,894,392

Loans to principal officers, directors and their affiliates in 2011 were as follows:

Balance, January 1	$5,743,095
New loans or advances	134,240
Repayments	(490,109)
Balance, December 31	$5,387,226

NOTE 5 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

Assets acquired in settlement of loans were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Interest in limited liability company	$1,255,437	$1,305,437
Residential real estate	201,154	401,111
Commercial real estate	292,251	-
Multi-family real estate	-	320,753
Land development	263,910	324,001
Total	$2,012,752	$2,351,302

Direct write-downs of assets acquired in settlement of loans totaled $192,882 and $542,490 for the year ended December 31, 2011 and 2010, respectively.

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

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 2011 and 2010:

	2011	2010
Land	$524,559	$638,786
Office building	996,183	2,091,242
Leasehold improvements	520,223	1,074,175
Furniture, fixtures and equipment	1,942,534	2,136,679
Premises and equipment, cost	3,983,499	5,940,882
Less: Accumulated depreciation	(1,530,872)	(2,479,427)
Premises and equipment, net	$2,452,627	$3,461,455

The North Canton banking office is located at 600 South Main Street in North Canton, Ohio. The Bank owns the land and building, which was constructed during 2005. During 2010, the Company changed its main office to this location.

During the years ended December 31, 2011 and 2010, depreciation expense was $334,529 and $375,382, respectively. Depreciation expense includes amortization of assets leased under capital leases.

In October 2011, the lease for the Company’s former banking office located at 305 West Liberty Street was assigned to the purchaser of the deposits associated with the Bank’s former branch offices located in Wooster, Ohio. Prior to the lease assignment, the building portion of the lease was accounted for as a capital lease while the land portion of the lease was accounted for as an operating lease, due to the land exceeding 25% of the total fair value of the property. The Company recognized a gain of $217,532 on the assignment of this lease based on the difference between the obligation for the lease payments for the remainder of the lease term and the net book value of the leasehold improvements for the office.

In October 2011, the Company also sold its Milltown banking office located at 3562 Commerce Parkway in Wooster, Ohio, in connection with the sale of branch deposits associated with its former Wooster, Ohio banking offices. The sales price for the building and real estate was equivalent to the Company’s net book value at the time of the sale.

The Bank’s operations center is located at 2375 Benden Drive, Suite C, Wooster, Ohio. The initial term of the current lease was three years beginning August 1, 2011 with an option to renew the lease for an additional three year term. The annual rent is $43,125.

The Belden banking office is located at 6141 Whipple Ave NW, North Canton, Ohio. This office was opened in November 2010 following the expiration of the banking office’s lease at 4026 Dressler Road in Canton, Ohio. The landlord for the Belden office is a related party. The original term of the current lease is twenty years commencing October 1, 2010. The rent for the first six months was $22,752 and increased to $45,396 for the second six months. Annual rent in year two through five is $90,792 increasing to $102,144 in year six through year ten, $114,912 in year eleven through year fifteen, and $129,276 in year sixteen through year twenty. The Company has the option to renew the lease for six successive periods of five years each.

In September 2011, the Bank entered into a lease agreement for office space located at 107 Plaza Drive, Suite A, St. Clairsville, Ohio, to expand the space previously leased under a separate agreement for purposes of opening a full service branch to complement the wealth services including trust and brokerage services offered at this location since 2010. The lease commenced following completion of construction on January 13, 2012. The initial lease term is ten years with annual rent of $38,040 for the first two years, $55,860 for years three through five, and $52,668 for years six through ten with additional rent in the amount of the tenant’s proportionate share of building operating expenses which includes real estate taxes, insurance, utilities, maintenance, and other costs associated with the maintenance and operation of the building.

A lease for office space for wealth services is located at 107 Plaza Drive, Suite J, St. Clairsville, Ohio. The initial term of the lease was three years beginning March 1, 2010. The minimum annual rent is $20,496 with additional rent in the amount of the tenant’s proportionate share of building operating expenses which includes real estate taxes, insurance, utilities, maintenance, and other costs associated with the maintenance and operation of the building. The lease provides for options to renew the lease for two additional one year terms.

Rent expense was $215,264 and $211,141 for the years ended December 31, 2011 and 2010, respectively. Estimated rental commitments under all leases for their non-cancelable periods were as follows as of December 31, 2011:

Operating Leases

2012	$192,453
2013	177,081
2014	171,808
2015	149,490
2016	158,004
Thereafter	1,867,320
Total minimum lease payments	$2,716,156

NOTE 7 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more were $25,383,342 and $21,932,000 at December 31, 2011 and 2010, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2011:

2012	$25,261,266
2013	10,837,691
2014	1,846,229
2015	257,179
2016	14,448
Thereafter	$38,216,813

Included in certificates of deposit at December 31, 2010 were deposits totaling $93,475 obtained through the Certificate of Deposit Account Registry Service (the “CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC insurance limit without the inconvenience of having multiple banking relationships. Under the reciprocal program, customers agree to allow the Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Bank, also in insurable amounts under $250,000.

NOTE 8 – REPURCHASE AGREEMENTS

Repurchase agreements are financing arrangements that mature daily. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in a segregated safekeeping account at the Federal Home Loan Bank. Information concerning the repurchase agreements for 2011 and 2010 is summarized as follows:

	2011	2010
Average daily balance during the year	$4,056,358	$2,655,055
Average interest rate during the year	0.26%	0.32%
Maximum month-end balance during the year	$6,978,179	$5,475,299
Interest rate at year-end	0.25%	0.27%

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The following table details FHLB short term borrowings as of December 31, 2011 and 2010.

	2011	2010
Cash management interest only advance .14% variable rate, maturing January 11, 2012	$5,000,000	$-
Cash management interest only advance .04% fixed rate, maturing January 6, 2012	8,000,000	-
	$13,000,000	$-

The cash management advances are prepayable without penalty.

The following table details FHLB long term advances as of December 31, 2011 and 2010:

	2011	2010
Two-year interest-only advance .59% fixed rate, maturing November 27,2013	$3,000,000	$-
18-month interest-only advance .55% fixed rate, maturing April 12, 2013	3,000,000	-
Two-year interest-only advance 2.08% fixed rate, maturing January 14, 2011	-	3,000,000
Three-year interest only advance 2.96% fixed rate, maturing March 11, 2011	-	2,000,000
Total advances	$6,000,000	$5,000,000

Each interest-only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances were collateralized by a blanket pledge of eligible residential real estate loan and a specific pledge of commercial and commercial real estate loans. At December 31, 2011, the Bank had approximately $8,333,000 in additional borrowing capacity available for future advances based upon current collateral. As of December 31, 2011, required principal payments on all FHLB advances over the next five years were as follows:

2012	$13,000,000
2013	6,000,000
2014	-
2015	-
$19,000,000

NOTE 10 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Loans Held For Sale: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets Acquired in Settlement of Loans: The fair value of assets acquired in settlement of loans is generally based on real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized in the following table:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Equity securities	$145,350	$-	$-	$145,350
U.S. government sponsored enterprises	-	2,515,906	-	2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	-	4,865,167	-	4,865,167
Other mortgage backed securities	-	189,871	-	189,871
Municipal securities	-	2,379,836	581,514	2,961,350
Total securities available for sale	$145,350	$9,950,780	$581,514	$10,677,644

December 31, 2010:
Equity securities	$70,720	$-	$-	$70,720
U.S. government sponsored enterprises	-	8,263,426	-	8,263,426
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	-	16,625,183	-	16,625,183
Other mortgage backed securities	-	247,566	-	247,566
Total securities available for sale	$70,720	$25,136,175	$-	$25,206,895

There were no transfers between Level 1 and Level 2 during 2011 or 2010.

The following table depicts assets measured at fair value on a non-recurring basis.

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Impaired loans:
1-4 family residential mortgage	-	-	$107,197	$107,197
1-4 family rental property	-	-	130,659	130,659
Home equity			116,791	116,791
Multi-family real estate	-	-	7,897	7,897
Commercial	-	-	62,120	62,120
Commercial real estate:
Non-owner occupied	-	-	741,979	741,979
Owner occupied	-	-	66,324	66,324
Construction and development	-	-	287,897	287,897

Assets acquired in settlement of loans:
Residential	-	-	55,989	55,989
Commercial real estate	-	-	292,251	292,251
Construction and development	-	-	263,910	263,910
Interest in limited liability company	-	-	1,255,437	1,255,437

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010:
Impaired loans:
1-4 family residential mortgage	-	-	$157,735	$157,735
1-4 family rental property	-	-	278,673	278,673
Multi-family real estate	-	-	68,772	68,772
Commercial	-	-	247,731	247,731
Commercial real estate:
Non-owner occupied	-	-	174,750	174,750
Owner occupied	-	-	1,341,007	1,341,007
Construction and development	-	-	1,134,139	1,134,139

Assets acquired in settlement of loans:
Residential	-	-	401,112	401,112
Construction	-	-	324,001	324,001

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,639,944 with a specific allocation of the allowance for loan losses of $119,080 at December 31, 2011. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $628,530 in 2011.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,409,242 a specific allocation of the allowance for loan losses at December 31, 2010 of $6,435. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $718,750 in 2010.

Gross write downs totaling $192,882 and $542,490 were recorded on other real estate during the 2011 and 2010.

The carrying amounts and estimated fair values of financial assets and liabilities at December 31 are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,046,000	$20,046,000	$32,682,000	$32,682,000
Certificate of deposit in financial institution	100,000	100,000	100,000	100,000
Securities available for sale	10,678,000	10,678,000	25,207,000	25,207,000
Securities held to maturity	-	-	2,816,000	2,885,000
Loans held for sale	896,000	928,000	637,000	637,000
Loans, net	108,277,000	110,428,000	101,146,000	100,206,000
Federal bank stock	1,598,000	NA	1,558,000	NA
Accrued interest receivable	340,000	340,000	429,000	429,000

Financial liabilities
Deposits	(103,962,000)	(104,100,000)	(143,216,000)	(143,669,000)
Repurchase agreements	(4,214,000)	(4,214,000)	(4,391,000)	(4,391,000)
Federal Home Loan Bank advances	(19,000,000)	(19,055,000)	(5,000,000)	(5,013,000)
Accrued interest payable	(24,000)	(24,000)	(69,000)	(69,000)

The methods and assumptions used to estimate fair value, not previously presented, are described as follows:

The estimated fair value for cash and cash equivalents, accrued interest receivable and payable, noninterest-bearing demand deposits and variable-rate loans, deposits that reprice frequently and fully, repurchase agreements, certificates of deposit in financial institutions and overnight FHLB advances is the carrying amount. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. The fair value of borrowings is based upon current rates for similar financing over the remaining terms of the borrowings. It was not practicable to determine the fair value of federal bank stock due to restrictions placed on its transferability. The estimated fair value for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 11 - INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Current federal	$-	$-
Deferred federal	1,030,624	(57,402)
Change in valuation allowance	(1,030,624)	(145,099)
Total income tax expense (benefit)	$-	$(202,501)

Effective tax rates differ from federal statutory rates applied to financial statement earnings (loss) due to the following:

	2011	2010
Federal statutory rate (34%) times financial statement income (loss)	$618,841	$(1,126,288)

Effect of:
Tax exempt income net of disallowed interest expense	(35,292)	(36,497)
Stock based compensation	68,972	49,543
Write-off of deferred tax benefits	376,753	1,038,517
Change in valuation allowance	(1,030,624)	(145,099)
Other, net	1,350	17,323
Total income tax expense (benefit)	$-	$(202,501)

Deferred tax assets and liabilities were due to the following at December 31, 2011 and 2010:

	2011	2010
Deferred Tax Assets
Allowance for loan losses	$425,824	$1,038,960
Net deferred loan fees	-	24,552
Deferred and accrued compensation	30,306	11,900
Intangible asset amortization	130,266	147,258
REO valuation allowance	197,640	159,763
Net operating loss carryforward	2,729,009	3,055,494
Other than temporary impairment of securities	982,608	1,025,924
Depreciation	21,010	153,830
Tax credit carryforward	61,092	45,715
Nonaccrual loan interest	82,968	-
Other	16,563	10,141
Total deferred tax assets	4,677,286	5,673,537

Deferred tax liabilities
Unrealized gain on securities available for sale	(153,957)	(121,797)
Prepaid expense	(23,511)	(39,410)
Federal Home Loan Bank stock dividend	(58,480)	(58,480)
Partnership adjustments	(40,245)
Net deferred loan costs	(9,976)	-
Other	(240)	(189)
Total deferred tax liabilities	(286,409)	(219,876)

Net deferred tax assets	4,390,877	5,453,661
Less: valuation allowance	(4,390,877)	(5,453,661)
Net deferred tax assets (liabilities)	$-	$-

A valuation allowance of $4,390,877 was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero due primarily to losses sustained in prior years. A portion of the change in the valuation allowance in each period is attributable to other comprehensive income.

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

At February 19, 2010, a Stock Purchase Agreement between Ohio Legacy Corp and Excel Bancorp resulted in a section 382 limitation against pre-transaction Ohio Legacy Corp net operating loss carryforwards. The Company reduced the deferred tax asset related to net operating loss carryforwards and the valuation allowance by $1,039,000 at December 31, 2010. At December 31, 2011, the Company further reduced the deferred tax asset related to net operating loss carryforwards and the valuation allowance by an additional $377,000 as a result of changes in the realizable amount of such net operating loss.

At December 31, 2011, after consideration of the reduction to pre-transaction net operating losses due to the section 382 limitation, the Company had net operating loss carryforwards of approximately $8,026,000 that will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $1,532,000 on December 31, 2029, and $5,105,000 on December 31, 2030.

In addition, the Company has approximately $61,000 of alternative minimum tax credits that may be carried forward indefinitely.

At December 31, 2011 and 2010, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

The Company and the Bank are subject to U.S. federal income tax. The Company is no longer subject to examination by federal taxing authorities for tax years prior to 2008. The tax years 2008, 2009 and 2010 remain open to examination by the U.S. taxing authorities.

NOTE 12 - STOCK-BASED COMPENSATION

Shareholders adopted the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan in May 2010. The Plan permits the grant of share-based awards for a maximum of 2,000,000 shares of common stock. The Plan provides for awards of options, restricted stock, stock appreciation rights, and other stock-based awards to employees, directors and consultants. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards have vesting periods as determined by the Compensation Committee of the Board of Directors. All options currently outstanding have an original vesting period of five years and a ten year contractual term.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	1.11% - 1.83%
Expected term (years)	6.5
Expected stock price volatility	0.298
Dividend yield	0%

No options were granted during 2011. The weighted average fair value of options granted during 2010 was $0.78. The Company has a policy of using authorized but unissued common shares to satisfy option exercises.

The following table depicts the activity under the Plan:

	2011
	Options	Weighted Average Exercise Price
Outstanding, January 1	1,330,400	$2.30
Granted	-	-
Forfeited	(48,550)	2.30
Exercised	-	-
Outstanding, December 31	1,281,850	$2.30

Exercisable at December 31	265,250	$2.30

The weighted average remaining contractual life of the options outstanding at December 31, 2011 was 8.53 years. The intrinsic value of options outstanding was $0. All nonvested options outstanding are expect to vest.

The follow table depicts vesting activity under the Plan.

	2011
	Options	Weighted Average Exercise Price
Nonvested at January 1, 2011	1,330,400	$2.30
Granted	-	-
Vested	(265,250)	2.30
Forfeited	(48,550)	2.30
Nonvested at December 31, 2011	1,016,600	$2.30

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

2012	$197,966
2013	197,966
2014	197,966
2015	98,513
$692,411

NOTE 13 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At year-end 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

A Consent Order (the “Consent Order”) previously agreed to on February 17, 2009, between the Bank and its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), was removed on September 9, 2011. The Consent Order had required the Board of Directors to submit a capital plan to the Assistant Deputy Comptroller that included specific plans to achieve and maintain Tier 1 capital of at least 8.75% of adjusted total assets and total risk-based capital of at least 13.25% of risk-weighted assets. Because the Consent Order remained in effect as of December 31, 2010, the Bank was considered adequately capitalized as of year-end 2010. Since its removal in September 2011, the Bank has been considered well-capitalized under the provisions of prompt corrective action.

Actual and required capital amounts (in thousands) and ratios are presented below at December 31, 2011 and 2010:

							To Be Well-
							Capitalized Under
			Consent Order		For Capital		Prompt Corrective
	Actual		Requirement		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital to risk-weighted assets Premier Bank & Trust	$19,501	17.7%	na	na	$8,841	8.0%	$11,051	10.0%

Tier 1 capital to risk-weighted assets Premier Bank & Trust	18,106	16.4%	na	na	4,420	4.0%	6,631	6.0%

Tier 1 capital to average assets Premier Bank & Trust	18,106	12.1%	na	na	5,965	4.0%	7,457	5.0%

December 31, 2010:
Total capital to risk-weighted assets Premier Bank & Trust	$17,507	17.1%	$13,552	13.25%	$8,182	8.0%	$10,228	10.0%

Tier 1 capital to risk-weighted assets Premier Bank & Trust	16,207	15.8%	na	na	4,091	4.0%	6,137	6.0%

Tier 1 capital to average assets Premier Bank & Trust	16,207	9.6%	$14,716	8.75%	6,727	4.0%	8,409	5.0%

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

Commitments to make loans are generally made for periods of 30 days or less. The contractual amount of loan commitments with off-balance sheet risk was as follows at December 31 2011 and 2010:

	2011	2010
Commitments to make loans:
Variable rate	$2,061,725	$2,035,000
Fixed rate	696,800	788,400

Unused lines of credit, variable-rate	34,106,820	15,739,965
Standby letters of credit	194,856	-

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
As of December 31
	2011	2010
ASSETS
Cash and cash equivalents	$60,058	$14,476
Investment in subsidiary, Premier Bank & Trust, N.A	18,557,939	16,565,480
Other assets	5,414	8,497
Total assets	$18,623,411	$16,588,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$35,323	$117,937
Shareholders' equity	18,588,088	16,470,516
Total liabilities and shareholders' equity	$18,623,411	$16,588,453

CONDENSED STATEMENTS OF OPERATIONS
For the year ended December 31
	2011	2010
Dividends received from subsidiary	$200,000	$-
Interest expense	-	(9,693)
Net interest and dividend income	200,000	(9,693)

Professional fees	(9,360)	(42,309)
Investor expenses	-	(517,222)
Other expense	(65,526)	(95,363)
Income (loss) before undistributed earnings of subsidiary	125,114	(664,587)
Equity in undistributed earnings (loss) of subsidiary	1,695,008	(2,445,523)
Loss before income taxes	1,820,122	(3,110,110)
Income tax expense (benefit)	-	-
Net income (loss)	$1,820,122	$(3,110,110)

CONDENSED STATEMENT OF CASH FLOWS
For the year ended December 31,	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,820,122	$(3,110,110)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiary	(1,695,008)	2,445,523
Net change in other assets and other liabilities	(79,532)	75,395
Net cash used by operating activities	45,582	(589,192)

Cash flows from investing activities:
Investment in bank subsidiary	-	(16,184,135)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	16,714,781
Net change in cash and cash equivalents	45,582	(58,546)
Beginning cash and cash equivalents	14,476	73,022

Ending cash and cash equivalents	$60,058	$14,476

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) and the related tax effects were as follows during the year ended December 31 2011 and 2010:

	2011	2010
Unrealized holding gains on available for sale
securities during the period	$452,621	$704,557
Reclassification adjustment for gains realized in income	(358,030)	(108,965)
	94,591	595,592
Tax effect	-	(202,501)
Other comprehensive income	$94,591	$393,091

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ohio Legacy Corp

North Canton, Ohio

We have audited the accompanying consolidated balance sheets of Ohio Legacy Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 30, 2012

EXECUTIVE OFFICERS OF OHIO LEGACY CORP AND OHIO LEGACY BANK, NATIONAL ASSOCIATION

Rick L. Hull, President and Chief Executive Officer

Denise M. Penz, Executive Vice President and Chief Operating Officer

Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer

DIRECTORS OF OHIO LEGACY CORP

Louis Altman	Robert F. Belden
Co-Managing Partner, A. Altman Company	President, Belden Brick Company
Canton, Ohio	Canton, Ohio
Bruce A. Cassidy, Sr.	J. Edward Diamond
Retired Business Executive	Private Investor
Sarasota, Florida	Canton, Ohio
Rick L. Hull	Denise M. Penz
Executive Officer	Executive Officer
North Canton, Ohio	St. Clairsville, Ohio
Wilbur R. Roat, Chairman	Francis P. Wenthur
Retired Bank Executive	Retired Business Executive
Kennett Square, Pennsylvania	North Canton, Ohio
David B. Wurster
CEO, BookMasters, Inc.
Ashland, Ohio

CORPORATE AND BANK LOCATIONS

Belden Village Banking Center	North Canton Corporate Office and Banking Center
6141 Whipple Ave NW	600 South Main Street
North Canton, Ohio 44720	North Canton, Ohio 44720
St. Clairsville Wealth Office	St. Clairsville Banking Center
107 Plaza Drive, Suite J	107 Plaza Drive, Suite A
St. Clairsville, Ohio 43950	St. Clairsville, Ohio 43950
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

As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2011, were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission's rules and forms.

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

Management of Ohio Legacy Corp, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the specified criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There are no matters to be reported under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Board of Directors,“ “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information Regarding the Board of Directors, its Committees and Corporate Governance—Code of Business Conduct and Ethics” and “Information Regarding the Board of Directors, its Committees and Corporate Governance—Audit and Compliance Committee” in our definitive proxy statement relating to our 2012 annual meeting of shareholders to be filed pursuant to SEC Regulation 14A (our “2012 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Compensation of Executive Officers” and “Compensation of Directors” in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference from the disclosure to be included under the caption, “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2011 with respect to common shares issuable under the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	1,281,850	$2.30	718,150

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

a)	Consists of (a) options to purchase 1,281,850 common shares granted under the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the disclosure to be included under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors, its Committees and Corporate Governance—Director Independence” in our 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the disclosure to be included under the caption “Audit and Compliance Committee Matters—Independent Registered Public Accounting Firm Services and Fees” in our 2012 Proxy Statement.

PART IV

Item 15. Exhibits

(a)	(1) Financial Statements.

The following consolidated financial statements of Ohio Legacy Corp are contained in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules.

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3) Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 73 of this Annual Report on Form 10-K.

(b) Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 73 of this Annual Report on Form 10-K. The documents listed in the Index to Exhibits are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

Date: March 30, 2012
	By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)
Date: March 30, 2012

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date: March 30, 2012

By:	/s/ Wilbur R. Roat
Wilbur R. Roat, Chairman of the Board and Director
Date: March 30, 2012

By:	/s/ Louis Altman
Louis Altman, Director
Date: March 30, 2012

By:	/s/ Robert F. Belden
Robert F. Belden, Director
Date: March 30, 2012

By:	/s/ Bruce A. Cassidy, Sr.
Bruce A. Cassidy, Director
Date: March 30, 2012

By:	/s/ J. Edward Diamond
J. Edward Diamond, Director
Date: March 30, 2012

By:	/s/ Denise M. Penz
Denise M. Penz, Director
Date: March 30, 2012

By:	/s/ Francis P. Wenthur
Francis P. Wenthur, Director
Date: March 30, 2012

By:	/s/ David B. Wurster
David B. Wurster, Director
Date: March 30, 2012

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

72

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

10.11	Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio (incorporated herein by reference to Ohio Legacy Corp’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011) (File No. 000-31673)
21	Subsidiary of Ohio Legacy Corp
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101#	Interactive data files formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the two years ended December 31, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2011 and 2010; the Consolidated Statements of Changes in Shareholders Equity for the two years ended December 31, 2011 and 2010; and (iv) the Notes to the Consolidated Financial Statements tagged as blocks of text (furnished herewith).

* Denotes management contract or compensatory arrangement.

# As provided in Rule 406T of SEC Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

