Form 10-Q
period 2012-03-31
OHIO LEGACY CORP
filed 2012-05-15
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 11, 2012, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP

FORM 10-Q

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

FIRST QUARTER REPORT

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$811,618	$778,689
Federal funds sold and interest-bearing deposits in financial institutions	23,260,441	19,267,467
Cash and cash equivalents	24,072,059	20,046,156
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	12,516,227	10,677,644
Loans held for sale	1,950,893	895,610
Loans, net of allowance of $2,419,047 and $2,484,478 at March 31, 2012 and December 31, 2011	113,369,272	108,277,319
Federal bank stock	1,597,850	1,597,850
Premises and equipment, net	2,588,386	2,452,627
Assets acquired in settlement of loans	1,890,052	2,012,752
Accrued interest receivable and other assets	697,348	541,409
Total assets	$158,782,087	$146,601,367

LIABILITIES
Deposits:
Noninterest-bearing demand	$27,250,429	$21,017,215
Interest-bearing demand	5,426,850	6,190,520
Savings	36,968,728	38,537,916
Certificates of deposit, net	43,169,427	38,216,813
Total deposits	112,815,434	103,962,464
Repurchase agreements	4,870,440	4,213,612
Short-term Federal Home Loan Bank advances	13,000,000	13,000,000
Long-term Federal Home Loan Bank advances	6,000,000	6,000,000
Accrued interest payable and other liabilities	3,680,703	837,203
Total liabilities	$140,366,577	$128,013,279

Commitments and contingent liabilities	-	-

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	-	-
Common stock, no par value;
March 31, 2012 and December 31, 2011: 22,500,000 shares authorized, 19,714,564 shares issued and outstanding	35,855,473	35,806,662
Accumulated deficit	(17,683,863)	(17,468,889)
Accumulated other comprehensive income	243,900	250,315
Total shareholders' equity	18,415,510	18,588,088
Total liabilities and shareholders' equity	$158,782,087	$146,601,367

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Interest and dividend income:
Loans, including fees	$1,344,782	$1,393,962
Securities, taxable	38,968	147,963
Securities, tax-exempt	26,906	27,172
Interest-bearing deposits, federal funds sold and other	12,279	17,920
Dividends on federal bank stock	20,234	19,625
Total interest and dividend income	1,443,169	1,606,642

Interest expense:
Deposits	144,161	325,972
Short-term Federal Home Loan Bank advances	4,676	-
Long-term Federal Home Loan Bank advances	8,503	13,754
Repurchase agreements	2,873	2,591
Capital leases	-	16,332
Total interest expense	160,213	358,649
Net interest income	1,282,956	1,247,993
Provision for loan losses	(7,557)	23,772
Net interest income after provision for loan losses	1,290,513	1,224,221
Noninterest income:
Service charges and other fees	68,582	153,194
Trust and brokerage fee income	216,386	165,838
Gain on sales of securities available for sale, net	-	32,999
Gain on sale of loans	22,793	26,747
Loss on disposition of other real estate owned	(26,841)	(35,299)
Loss on disposition of fixed assets	-	(1,337)
Other income	1,911	10,212
Total noninterest income	282,831	352,354

Noninterest expense:
Salaries and benefits	956,510	1,045,550
Occupancy and equipment	188,529	245,836
Professional fees	115,720	134,651
Franchise tax	60,800	53,800
Data processing	140,554	179,995
Marketing and advertising	16,918	22,948
Stationery and supplies	15,860	18,448
Deposit expense and insurance	72,938	113,209
Other expenses	205,112	230,705
Total noninterest expense	1,772,941	2,045,142
Net loss before income taxes	(199,597)	(468,567)
Income tax expense (benefit)	15,377	-

Net loss	$(214,974)	$(468,567)

Basic loss per share	$(0.01)	$(0.02)
Diluted loss per share	$(0.01)	$(0.02)

 See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Net loss	$(214,974)	$(468,567)

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(6,415)	41,720
Reclassification adjustment for losses (gains) included in net income	-	(32,999)
Tax effect	-	-
Total other comprehensive income (loss)	(6,415)	8,721

Comprehensive loss	$(221,389)	$(459,846)

 See notes to the consolidated financial statements.

5

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$18,588,088	$16,470,516

Stock based compensation expense	48,811	51,094

Comprehensive loss	(221,389)	(459,846)

Balance, end of period	$18,415,510	$16,061,764

 See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(214,974)	$(468,567)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	(7,557)	23,772
Depreciation and amortization	66,734	94,761
Loss on disposition of fixed assets	-	1,337
Securities amortization and accretion, net	26,915	87,268
Origination of loans held for sale	(2,416,650)	(719,150)
Proceeds from sales of loans held for sale	3,338,303	1,383,656
Loss on disposition or direct write-down of assets acquired in settlement of loans	26,841	35,299
Gain on sale of securities available for sale	-	(32,999)
Gain on sale of loans held for sale	(22,793)	(26,747)
Stock based compensation expense	48,811	51,094
Net change in:
Accrued interest receivable and other assets	(155,939)	(131,006)
Accrued interest payable and other liabilities	2,843,500	(318,205)
Deferred loan fees	(12,098)	23,203
Net cash from operating activities	3,521,093	3,716

Cash flows from investing activities:
Purchases of securities available for sale	(4,135,039)	(984,645)
(Purchases) or redemptions of federal bank stock	-	39,700
Maturities, calls and paydowns of securities available for sale	2,263,125	4,377,950
Sales of securities available for sale	-	4,951,844
Proceeds from sale of assets acquired in settlement of loans	95,859	191,101
Participation loans sold	3,731,067	-
Participation loans purchased	(4,236,600)	(725,000)
Net change in loans	(6,520,907)	(479,680)
Proceeds from sale of premises and equipment	-	13,250
Acquisition of premises and equipment	(202,493)	(17,879)
Net cash from investing activities	(9,004,988)	7,366,641

Cash flows from financing activities
Net change in deposits	8,852,970	2,170,189
Net change in repurchase agreements	656,828	1,116,314
Repayment of capital lease obligations	-	(9,164)
Repayments of long term FHLB advances	-	(5,000,000)
Net cash from financing activities	9,509,798	(1,722,661)

Net change in cash and cash equivalents	4,025,903	5,647,696
Cash and cash equivalents at beginning of period	20,046,156	32,682,218

Cash and cash equivalents at end of period	$24,072,059	$38,329,914

Supplemental disclosures of cash flow information:	2012	2011
Cash paid during the period for:
Interest	158,732	395,200
Federal income taxes	-	-
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	-	127,272

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

Ohio Legacy is a bank holding company incorporated on July 1, 1999 under the laws of the State of Ohio. The Bank began operations on October 3, 2000. The Bank provides financial services through its full-service offices in North Canton and St. Clairsville, Ohio. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. On March 23, 2010, the Bank received approval from the Comptroller of the Currency of its application to commence fiduciary powers pursuant to 12 USC 92a. Subsequently, the Bank opted to include “Trust” in its name and announced a name change to Premier Bank & Trust, N.A. effective April 2010. The Bank also began to offer investment brokerage services in April 2010.

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2012, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

The financial information presented in this report should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, which includes information and disclosures not presented in this report. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements. The Company has consistently followed those policies in preparing this Form 10-Q.

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

Adoption of New Accounting Pronouncements:

No. 2011-04 | Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs: In May 2011, FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs (ASU 2011-04). The new guidance in this ASU results in common fair value measurement and disclosure requirements in U.S. and international accounting principles. Certain amendments clarify the FASB‘s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments also enhance disclosure requirements surrounding fair value measurement. Most significantly, an entity will be required to disclose additional information regarding Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 6.

No 2011-05 | Presentation of Comprehensive Income: In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05): The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or how earnings per share is calculated or presented. The amendments in this guidance are effective as of the beginning of the fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of shareholders’ equity.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

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

	For the Three Months Ended
	March 31,
	2012	2011
BASIC:
Net loss	$(214,974)	$(468,567)
Weighted average common shares outstanding	19,714,564	19,714,564
Basic loss per share	$(0.01)	$(0.02)

DILUTED:
Net loss	$(214,974)	$(468,567)
Weighted average common shares outstanding	19,714,564	19,714,564
Dilutive effect of stock options	-	-
Dilutive effect of stock warrants	-	-
Total common shares and dilutive potential common shares	19,714,564	19,714,564
Diluted loss per share	$(0.01)	$(0.02)

The dilutive potential common shares that were excluded from the computation of diluted earnings per share because the effect of their exercise was anti-dilutive were as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Stock options	1,281,850	1,330,244

NOTE 3 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
U.S. Government-sponsored enterprises	$1,545,696	$370	$(1,275)	$1,544,791
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	7,502,583	193,750	-	7,696,333
Other mortgage-backed securities	225,549	-	(34,231)	191,318
Municipal securities	2,756,098	184,636	-	2,940,734
Equity securities	39,900	103,151	-	143,051
Total	$12,069,826	$481,907	$(35,506)	$12,516,227

December 31, 2011
U.S. Government-sponsored enterprises	$2,514,982	$952	$(28)	$2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	4,663,733	201,434	-	4,865,167
Other mortgage-backed securities	250,748	-	(60,877)	189,871
Municipal Securities	2,755,465	205,885		2,961,350
Equity securities	39,900	105,450	-	145,350
Total	$10,224,828	$513,721	$(60,905)	$10,677,644

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

No securities were sold during the three months ending March 31, 2012. Proceeds on securities sold during the three months ending March 31, 2011 totaled $4,951,844 and included gross gains of $32,999. No losses were realized on sold securities.

The fair value of debt securities and the carrying amount, if different, at March 31, 2012 by expected maturity are depicted in the following table. Expected maturities may differ from contractual maturities because the loans underlying the mortgage-backed securities generally can be prepaid without penalty.

Available for Sale
Fair Value

Due in one year or less	$-
Due from one to five years	1,423,630
Due from five to ten years	2,042,048
Due after ten years	1,019,847
Mortgage-backed securities	7,887,651
Total	$12,373,176

Securities with unrealized losses for less than one year and one year or more were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,040,543	$(1,275)	$-	$-	$1,040,543	($1,275)
Other mortgage-backed securities	-	-	191,319	(34,231)	191,319	(34,231)
Total	$1,040,543	$(1,275)	$191,319	$(34,231)	$1,231,862	$(35,506)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,003,318	$(28)	$-	$-	$1,003,318	$(28)
Other mortgage-backed securities	-	-	189,871	(60,877)	189,871	(60,877)
Total	$1,003,318	$(28)	$189,871	$(60,877)	$1,193,189	$(60,905)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of March 31, 2012, the Company’s security portfolio consisted of 27 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $191,318 which represents an unrealized loss of approximately $34,231 at March 31, 2012; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security was rated Caa1 by Moody’s on April 21, 2011 and BBB- on July 12, 2011 by Standard & Poor’s rating services. This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages. No losses incurred on the mortgages in the pool have been assigned to the senior classes. Although the borrowers are not required to make principal payments during the initial 10 year period, 77% of the original principal has been repaid as of March 31, 2012. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of March 31, 2012, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 4 – LOANS

Loans, by collateral type, were as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Balance	Percent	Balance	Percent
Residential real estate	$27,290,667	23.6%	$27,985,517	25.3%
Multifamily real estate	8,640,516	7.5%	9,140,672	8.2%
Commercial real estate	44,431,324	38.4%	42,622,961	38.5%
Construction	4,157,482	3.6%	4,219,420	3.8%
Commercial	14,582,424	12.6%	10,031,094	9.1%
Secured by trust assets	6,155,936	5.3%	6,798,929	6.1%
Consumer and home equity	10,486,315	9.0%	9,931,647	9.0%
Total Loans	115,744,664	100.0%	110,730,240	100.0%
Less: Allowance for loan losses	(2,419,047)		(2,484,478)
Net deferred loan costs	43,655		31,557
Loans, net	$113,369,272		$108,277,319

Residential real estate loans pledged as collateral for advances and to support available borrowing capacity at the Federal Home Loan Bank totaled approximately $24,090,000 at March 31, 2012 and $24,475,000 at December 31, 2011. Commercial and multi-family real estate pledged to the FHLB as of March 31, 2012 and December 31, 2011 totaled $25,707,000 and $23,827,000, respectively. Commercial and home equity loans pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at March 31, 2012 and December 31, 2011 totaled $18,752,000 and $16,553,000, respectively.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Management utilizes past due information as a credit quality indicator across the loan portfolio. The past due information is the primary credit quality indicator within both the 1-4 family residential real estate loan portfolio (including first liens, home equity loans, and construction loans in the 1-4 family real estate class) and consumer loans.

The primary credit quality indicator for commercial and commercial real estate loans (including non-owner occupied, owner occupied, multi-family real estate, 1-4 family rental property, and construction and development loans not included in the residential real estate class) is based on an internal grading system. Credit grades are monitored regularly by the respective loan officer and independently by credit administration, and adjustments are made when appropriate. The frequency of loan review with respect to credit grades is dependent upon the size and grade of the loan. See below for a description of credit quality indicators.

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

For all loan classes, the Bank will initiate a charge-off or a partial charge-off based on the status of the loan. If the loan is not fully collateralized and is in the process of collection, the Bank will charge off the amount of the uncollectable account balance as a loss. The designated workout officer is generally responsible for calculating and recommending the charge-off amount. All charge-offs must be approved by the Credit Committee whose members consist of the Chief Credit Officer, the Chief Executive Officer, the Chief Operating Officer and the Senior Lending Officer.

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

A description of each class of the loan portfolio, along with the risk characteristics of each class, is included below:

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

Activity in the allowance for loan loss by portfolio class for the three months ending March 31, 2012 was as follows:

	1-4 family residential	1-4 family rental	Multi-family real state	Home Equity	Consumer	Commercial

Balance, December 31, 2011	$202,699	$235,523	$423,031	$139,419	$9,687	$284,961
Provision for loan losses	61,051	36,322	(42,626)	12,631	20,342	27,592
Charge-offs	(70,569)	-	-	-		-
Recoveries	-	-	-	-	281	815
Balance, March 31, 2012	$193,181	$271,845	$380,405	$152,050	$30,310	$313,368

		Commercial real estate
	Secured by Trust Assets	Non-owner occupied	Owner Occupied	Construction	Total

Balance, December 31, 2011	$13,600	$278,699	$662,269	$234,590	$2,484,478
Provision for loan losses	(1,288)	(32,565)	727	(89,743)	(7,557)
Charge-offs	-	-	-	-	(70,569)
Recoveries	-	-		11,599	12,695
Balance, March 31, 2012	$12,312	$246,134	$662,996	$156,446	$2,419,047

Activity in the allowance for loan loss by portfolio class for the three months ending March 31, 2011 was as follows:

	1-4 family residential	1-4 family rental	Multi-family real state	Home Equity	Consumer	Commercial

Balance, December 31, 2010	$183,507	$331,184	$454,670	$93,187	$10,818	$275,473
Provision for loan losses	9,963	(115,792)	71,951	2,873	2,116	45,004
Charge-offs	-	-	-	-	(174)	-
Recoveries	-	-	-	-	498	473
Balance, March 31, 2011	$193,470	$215,392	$526,621	$96,060	$13,258	$320,950

		Commercial real estate
	Secured by Trust Assets	Non-owner occupied	Owner Occupied	Construction	Total

Balance, December 31, 2010	$12,095	$509,739	$1,043,458	$141,635	$3,055,766
Provision for loan losses	9	27,878	(20,409)	179	23,772
Charge-offs	-	-	-	-	(174)
Recoveries	-	-	23,698	6,000	30,669
Balance, March 31, 2011	$12,104	$537,617	$1,046,747	$147,814	$3,110,033

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

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
March 31, 2012	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$193,181	$22,789,580	$-	$347,306	$193,181	$23,136,886
1-4 family rental property	232,501	3,963,632	39,344	190,149	271,845	4,153,781
Multi-family real estate	380,405	8,633,361	-	7,155	380,405	8,640,516
Home equity	112,997	9,021,886	39,053	216,402	152,050	9,238,288
Consumer	30,310	1,248,027	-	-	30,310	1,248,027
Commercial	312,580	14,423,309	788	159,115	313,368	14,582,424
Secured by trust assets	12,312	6,155,936	-	-	12,312	6,155,936
Commercial real estate:
Non-owner occupied	209,686	20,108,142	36,448	2,529,992	246,134	22,638,134
Owner occupied	652,712	21,258,038	10,284	535,152	662,996	21,793,190
Construction and development	156,446	3,869,585	-	287,897	156,446	4,157,482
Total	$2,293,130	$111,471,496	$125,917	$4,273,168	$2,419,047	$115,744,664

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$202,699	$23,645,009	$-	$108,877	$202,699	$23,753,886
1-4 family rental property	235,523	4,068,998	-	162,633	235,523	4,231,631
Multi-family real estate	423,031	9,132,775	-	7,897	423,031	9,140,672
Home equity	98,944	8,711,640	40,475	189,603	139,419	8,901,243
Consumer	9,687	1,030,404	-	-	9,687	1,030,404
Commercial	284,347	9,838,175	614	192,919	284,961	10,031,094
Secured by trust assets	13,600	6,798,929	-	-	13,600	6,798,929
Commercial real estate:
Non-owner occupied	212,153	20,279,967	66,546	2,522,791	278,699	22,802,758
Owner occupied	650,824	19,208,688	11,445	611,515	662,269	19,820,203
Construction and development	234,590	3,931,523	-	287,897	234,590	4,219,420
Total	$2,365,398	$106,646,108	$119,080	$4,084,132	$2,484,478	$110,730,240

The following tables present loans individually evaluated for impairment by loan class as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and March 31, 2011:

	As of March 31, 2012			As of December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$358,162	$347,306	$-	$197,637	$108,877	$-
1-4 family rental property	129,256	83,160	-	288,674	162,633	-
Multi-family real estate	36,413	7,155	-	36,952	7,897	-
Home equity	60,559	60,558	-	32,336	32,337	-
Commercial	302,626	158,327	-	371,177	192,305	-
Commercial real estate:
Non-owner occupied	2,520,431	2,488,578	-	1,836,578	1,754,214	-
Owner occupied	605,363	524,868	-	613,495	533,746	-
Construction and development	716,657	287,897	-	716,657	287,897	-
Subtotal	4,729,467	3,957,849	-	4,093,506	3,079,906	-

With an allowance recorded:
1-4 family residential mortgage	-	-	-	-	-	-
1-4 family rental property	256,692	106,989	39,344	-	-	-
Home equity	155,937	155,844	39,053	157,266	157,266	40,475
Commercial	816	788	788	2,849	614	614
Commercial real estate:
Non-owner occupied	88,571	41,414	36,448	773,028	768,577	66,546
Owner occupied	15,544	10,284	10,284	82,517	77,769	11,445
Subtotal	517,560	315,319	125,917	1,015,660	1,004,226	119,080

Total	$5,247,027	$4,273,168	$125,917	$5,109,166	$4,084,132	$119,080

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With no related allowance recorded:
1-4 family residential mortgage	$186,326	$-	$-	$254,349	$-	$-
1-4 family rental property	135,722	-	-	224,190	10,861	10,861
Multi-family real estate	7,402	-	-	45,848	-	-
Home equity	60,558	-	-	3,980	-	-
Commercial	174,870	2,325	2,325	212,184	-	-
Commercial real estate:
Non-owner occupied	2,503,436	-	-	194,150	-	-
Owner occupied	527,324	-	-	1,227,597	-	-
Construction and development	287,897	-	-	1,055,427	-	-
Subtotal	3,883,535	2,325	2,325	3,217,725	10,861	10,861

With an allowance recorded:
1-4 family residential mortgage	-	-	-	31,048	-	-
1-4 family rental property	22,548	-	-	-	-	-
Home equity	116,791	-	-	-	-	-
Commercial	-	-	-	40,851	-	-
Commercial real estate:
Non-owner occupied	1,656	-	-	15,207	-	-
Owner occupied	20,994	-	-	18,349	-	-
Subtotal	161,989	-	-	105,455	-	-

Total	$4,045,524	$2,325	$2,325	$3,323,180	$10,861	$10,861

The following tables present the aging of the recorded investment in loans by loan class:

		Days Past Due
March 31, 2012	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$22,548,200	$69,582	$-	$171,798	$347,306	$588,686	$23,136,886
1-4 family rental property	3,963,632	-	-	-	190,149	190,149	4,153,781
Multi-family real estate	8,633,361	-	-	-	7,155	7,155	8,640,516
Home equity loans	9,157,246	-	14,608	-	66,434	81,042	9,238,288
Consumer	1,234,198	-	-	-	13,829	13,829	1,248,027
Commercial	14,529,483	-	-	-	52,941	52,941	14,582,424
Secured by trust assets	6,155,936	-	-	-	-	-	6,155,936
Commercial real estate:
Non-owner occupied	22,566,774	-	-	-	71,360	71,360	22,638,134
Owner occupied	20,938,385	319,653	-	-	535,152	854,805	21,793,190
Construction and development	3,869,585	-	-	-	287,897	287,897	4,157,482
Total	$113,596,800	$389,235	$14,608	$171,798	$1,572,223	$2,147,864	$115,744,664

		Days Past Due
December 31, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater & Still Accruing	90 Days or Greater & Non-Accruing	Total Past Due	Total
1-4 family residential mortgage	$23,159,380	$346,970	$138,659	$-	$108,877	$594,506	$23,753,886
1-4 family rental property	3,924,395	144,603	-	-	162,633	307,236	4,231,631
Multi-family real estate	9,132,775	-	-	-	7,897	7,897	9,140,672
Home equity loans	8,809,248	25,161	28,222	-	38,612	91,995	8,901,243
Consumer	1,010,753	-	11,670	1,672	6,309	19,651	1,030,404
Commercial	9,949,941	3,234	-	-	77,919	81,153	10,031,094
Secured by trust assets	6,798,929	-	-	-	-	-	6,798,929
Commercial real estate:
Non-owner occupied	22,762,810	-	-	-	39,948	39,948	22,802,758
Owner occupied	19,208,688	-	-	-	611,515	611,515	19,820,203
Construction and development	3,881,837	49,686	-	-	287,897	337,583	4,219,420
Total	$108,638,756	$569,654	$178,551	$1,672	$1,341,607	$2,091,484	$110,730,240

The following tables present the aging of the recorded investment in nonaccrual and loans past due over 90 days still on accrual by loan class:

March 31, 2012	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$347,306	$171,798	$519,104
1-4 family rental property	190,149	-	190,149
Multi-family real estate	7,155	-	7,155
Home equity loans	66,434	-	66,434
Consumer	13,829	-	13,829
Commercial	52,941	-	52,941
Secured by trust assets	-	-	-
Commercial real estate:			-
Non-owner occupied	71,360	-	71,360
Owner occupied	535,152	-	535,152
Construction and development	287,897	-	287,897
Total	$1,572,223	$171,798	$1,744,021

December 31, 2011	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$108,877	$-	$108,877
1-4 family rental property	162,633	-	162,633
Multi-family real estate	7,897	-	7,897
Home equity loans	38,612	-	38,612
Consumer	6,309	1,672	7,981
Commercial	77,919	-	77,919
Commercial real estate:
Non-owner occupied	39,948	-	39,948
Owner occupied	611,515	-	611,515
Construction and development	287,897	-	287,897
Total	$1,341,607	$1,672	$1,343,279

Troubled Debt Restructurings:

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The Company has allocated $33,178 of specific reserves as of March 31, 2012 and $100,746 of specific reserves as of December 31, 2011 to customers whose loan terms have been modified in TDRs. The Company has committed to lend additional amounts totaling up to $6,000 as of March 31, 2012 and $6,000 as of December 31, 2011 to customers with outstanding loans that are classified as TDRs. All loans classified as TDRs were also classified as impaired loans as of March 31, 2012 and December 31, 2011.

There were no TDRs completed during the three months ending March 31, 2012 or the three months ending March 31, 2011.

There were no troubled Debt Restructurings outstanding as of March 31, 2011.

The troubled debt restructurings described above did not increase the allowance for loan losses or result in charge offs during the period ending March 31, 2012 and March 31, 2011, respectively.

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

A loan is typically considered to be in payment default once it is eleven days contractually past due under the modified terms. As of March 31, 2012, there was one commercial loan identified as a TDR with a principal balance of approximately $7,000 for which a payment default occurred during the prior twelve months following the modification.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

No loans were modified during the three months ending March 31, 2012 that had a significant payment delay and did not meet the definition of a troubled debt restructuring.

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

March 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$22,588,745	$0	$200,835	$347,306	$0	$23,136,886
1-4 family rental property	603,632	3,090,726	182,483	276,940	-	4,153,781
Multi-family real estate	297,187	6,767,297	247,147	1,328,885	-	8,640,516
Home equity loans	8,952,555	69,331	-	178,190	38,212	9,238,288
Consumer	1,248,027	-	-	-	-	1,248,027
Commercial	-	14,406,119	17,189	106,963	52,153	14,582,424
Secured by trust assets	-	6,155,936	-	-	-	6,155,936
Commercial real estate:
Non-owner occupied	-	18,744,065	860,769	3,001,888	31,412	22,638,134
Owner occupied	-	20,474,770	578,735	632,168	107,517	21,793,190
Construction and development	2,147,681	1,721,904	-	287,897	-	4,157,482
Total	$35,837,827	$71,430,148	$2,087,158	$6,160,237	$229,294	$115,744,664

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$23,441,682	$-	$203,327	$1,680	$107,197	$23,753,886
1-4 family rental property	494,363	2,872,069	513,544	351,655	-	4,231,631
Multi-family real estate	303,587	7,240,618	254,823	1,341,644	-	9,140,672
Home equity loans	8,637,268	72,895	1,477	150,991	38,612	8,901,243
Consumer	1,030,404	-	-	-	-	1,030,404
Commercial	-	9,823,849	14,326	130,799	62,120	10,031,094
Secured by trust assets	675,626	6,123,303	-	-	-	6,798,929
Commercial real estate:
Non-owner occupied	5,000	19,005,683	759,562	3,032,513	-	22,802,758
Owner occupied	1,795	17,493,719	1,506,489	707,573	110,627	19,820,203
Construction and development	1,867,195	2,037,504	26,824	287,897	-	4,219,420
Total	$36,456,920	$64,669,640	$3,280,372	$6,004,752	$318,556	$110,730,240

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

	Residential
March 31, 2012	1-4 family	Home Equity	Consumer	Total
Performing	$22,789,580	$9,171,854	$1,234,198	$33,195,632
Nonperforming	347,306	66,434	13,829	427,569
Total	$23,136,886	$9,238,288	$1,248,027	$33,623,201

	Residential
December 31, 2011	1-4 Family	Home Equity	Consumer	Total
Performing	$23,645,009	$8,711,640	$1,024,095	$33,380,744
Nonperforming	108,877	189,603	6,309	304,789
Total	$23,753,886	$8,901,243	$1,030,404	$33,685,533

NOTE 5 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

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

Assets acquired in settlement of loans were as follows:

	March 31,	December 31,
	2012	2011
Interest in limited liability company	$1,255,437	$1,255,437
Residential real estate	170,704	201,154
Commercial real estate	200,001	292,251
Construction and development	263,910	263,910
Total	$1,890,052	$2,012,752

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

Direct write-downs of assets acquired in settlement of loans totaled $30,450 and $0 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Certificate of Deposit in Financial Institution: The fair value of certificates of deposit maintained with financial institutions is based upon discounted cash analyses, using interest rates currently offered for similar time deposits resulting in a Level 2 classification.

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using matrix pricing, which is a mathematical technique used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Loans Held For Sale: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan resulting in Level 2 classification.

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Federal Bank Stock: It is not practical to determine the fair value of federal bank stock due to restrictions placed on its transferability.

Assets Acquired in Settlement of Loans: Assets acquired in settlement of loans are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. The fair value of assets acquired in settlement of loans is generally based on real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Annual appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. For commercial impaired loans and other real estate owned, if the carrying value is less than $250,000, the Company may obtain a property evaluation by an independent company instead of an appraisal. The Company uses an independent third party appraisal management company for the management of appraisal ordering and review. The appraisal management company reviews the assumptions and approaches, utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics and provides a written review report to the Company. Appraised values or evaluation values are always discounted by at least ten percent for selling costs to arrive at fair value. In some cases, and when justified through appropriate documentation, additional discounting is reflected to allow for changing market conditions, property condition or increasing vacancy.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Other Borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value and its classification is correlated to the underlying financial instrument.

Off-balance Sheet Instruments: Fair values for off-balance sheet commitments are nominal and are not material.

Assets measured at fair value on a recurring basis are summarized in the following tables:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2012:
Equity securities	$143,051	$-	$-	$143,051
U.S. government sponsored enterprises	-	1,544,791	-	1,544,791
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	-	7,696,333	-	7,696,333
Other mortgage backed securities	-	191,318	-	191,318
Municipal securities	-	2,364,608	576,126	2,940,734
Total securities available for sale	$143,051	$11,797,050	$576,126	$12,516,227

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Equity securities	$145,350	$-	$-	$145,350
U.S. government sponsored enterprises	-	2,515,906	-	2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	-	4,865,167	-	4,865,167
Other mortgage backed securities	-	189,871	-	189,871
Municipal securities	-	2,379,836	581,514	2,961,350
Total securities available for sale	$145,350	$9,950,780	$581,514	$10,677,644

Level 3 securities are priced by a third party vendor and consist of non-rated municipal bonds of a single issuer. The vendor uses internal quality ratings that are a proprietary, internal data management tool to group municipal securities into sectors by perceived credit quality and correlation to the overall municipal market. Data gathered can be categorized as indicative data (terms and conditions data) and market data which are inputs used in price generation. Market data is comprised of various inputs needed to generate or adjust the variables required by the vendors pricing system. Examples of these market inputs are trades, bid price or spread, two-sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks and LIBOR and swap curves, market data feeds such as MSRB, new issues, financial statements, discount rate, capital rates, and trustee reports. They rely on the expertise and judgment of its pricing analysts to gather and identify relevant information to use in formulating pricing opinions.

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2012 or March 31, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Municipal Securities
	2012	2011

Balance of recurring Level 3 assets at January 1	$581,514	$-
Total gains or losses (realized/unrealized):
Included in earnings – realized	-	-
Included in earnings – unrealized	-	-
Included in other comprehensive income	(5,388)	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance of recurring Level 3 assets at March 31	$576,126	$-

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three months ended March 31 for Level 3 assets and liabilities that are still held at March 31.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three months ended March 31 for Level 3 assets and liabilities that are still held at March 31.

	Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at
	Reporting Date for the Three Months
	Ending March 31,

	Municipal Securities
	2012	2011
Interest income on securities	$26	$-
Other changes in fair value	(5,388)	-
Total	$(5,362)	$-

Assets measured at fair value on a non-recurring basis are summarized in the following table:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2012:
Impaired loans:
1-4 family rental property	$-	$-	$87,092	$87,092
Home equity	-	-	116,791	116,791
Multi-family real estate	-	-	7,155	7,155
Commercial	-	-	52,153	52,153
Commercial real estate:
Non-owner occupied	-	-	34,912	34,912
Owner occupied	-	-	-	-
Construction and development	-	-	287,897	287,897

Assets acquired in settlement of loans:
Residential	-	-	145,204	145,204
Commercial real estate	-	-	200,001	200,001
Construction and development	-	-	263,910	263,910
Interest in limited liability company	-	-	1,255,437	1,255,437

December 31, 2011:
Impaired loans:
1-4 family residential mortgage	$-	$-	$107,197	$107,197
1-4 family rental property	-	-	130,659	130,659
Home equity	-	-	116,791	116,791
Multi-family real estate	-	-	7,897	7,897
Commercial	-	-	62,120	62,120
Commercial real estate:
Non-owner occupied	-	-	741,979	741,979
Owner occupied	-	-	66,324	66,324
Construction and development	-	-	287,897	287,897

Assets acquired in settlement of loans:
Residential	-	-	55,989	55,989
Commercial real estate	-	-	292,251	292,251
Construction and development	-	-	263,910	263,910
Interest in limited liability company	-	-	1,255,437	1,255,437

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $711,917 with a specific allocation of the allowance for loan losses of $125,917 at March 31, 2012. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $77,406 for the three months ended March 31, 2012.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,639,944, with a specific allocation of the allowance for loan losses of $119,080 at December 31, 2011. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $628,530 in 2011, of which $118,895 was provided for during the three months ended March 31, 2011.

Assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $1,864,552 at March 31, 2012. Gross write downs totaling $30,450 were recorded on assets acquired in settlement of loans during the three months ended March 31, 2012. Gross write downs totaling $192,882 were recorded on assets acquired in settlement of loans during 2011, of which $0 was provided for during the three months ended March 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

Impaired loans	Fair value	Valuation Technique	Unobservable Inputs	Range to		Weighted Average
1-4 family rental property	$87,092	Sales comparison approach	Adjustment for differences between the comparable sales	-32.00%	34.00%	1.54%
Home equity	116,791	Sales comparison approach	Adjustment for differences between the comparable sales	-1.00%		-1.00%
Multi-family real estate	7,155	Sales comparison approach	Adjustment for differences between the comparable sales		28.00%	28.00%
Commercial	52,153	Net book value
Commercial real estate:
Non-owner occupied	34,912	Income approach	Capitalization rate		12.00%	12.00%
Construction and development	287,894	Sales comparison approach	Adjustment for differences between the comparable sales	-25.00%		-25.00%

Assets Acquired in Settlement of Loans
Residential	$145,204	Sales comparison approach	Adjustment for differences between the comparable sales	-33.00%	-15.00%	-16.51%
Commercial real estate	200,001	Sales comparison approach	Adjustment for differences between the comparable sales	-7.00%		-7.00%
Construction and development	78,910	Sales comparison approach	Adjustment for differences between the comparable sales	0%	16.00%	10.93%
Construction and development	185,000	Income approach	Capitalization rate		18.00%	18.00%
Interest in limited liability company	1,255,437	Income approach	Capitalization rate		10.25%	10.25%

The carrying values and estimated fair values of financial assets and liabilities were as follows:

		Fair Value Measurements Using:
March 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,072,000	$24,072,000	$-	$-	$24,072,000
Certificate of deposit in financial institution	100,000	-	100,000	-	100,000
Securities available for sale	12,516,000	143,000	11,797,000	576,000	12,516,000
Loans held for sale	1,951,000	-	2,003,000	-	2,003,000
Loans, net	113,369,000	-	-	115,339,000	115,339,000
Federal bank stock	1,598,000	-	-	-	NA
Accrued interest receivable	343,000	-	66,000	277,000	343,000

Financial liabilities
Deposits	(112,815,000)	(69,646,000)	(43,343,000)	-	(112,989,000)
Repurchase agreements	(4,870,000)		(4,870,000)	-	(4,870,000)
Federal Home Loan Bank advances	(19,000,000)	-	(19,047,000)	-	(19,047,000)
Accrued interest payable	(25,000)	(7,000)	(18,000)	-	(25,000)

December 31, 2011	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,046,000	$20,046,000
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	10,678,000	10,678,000
Loans held for sale	896,000	928,000
Loans, net	108,277,000	110,428,000
Federal bank stock	1,598,000	-
Accrued interest receivable	340,000	340,000

Financial liabilities
Deposits	(103,962,000)	(104,100,000)
Repurchase agreements	(4,214,000)	(4,214,000)
Federal Home Loan Bank advances	(19,000,000)	(19,055,000)
Accrued interest payable	(24,000)	(24,000)

NOTE 7 – STOCK BASED COMPENSATION

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

The following table depicts the activity under this Plan:

	2012
	Options	Weighted Average Exercise Price
Outstanding, January 1	1,281,850	$2.30
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31	1,281,850	$2.30

The weighted average remaining contractual life of the options outstanding at March 31, 2012 was 8.28 years. The intrinsic value of options outstanding was $0. At March 31, 2012, there were 265,250 options that were exercisable. All nonvested outstanding options are expected to vest.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

For the remainder of 2012	$149,155
2013	197,966
2014	197,966
2015	98,513
Total	$643,600

NOTE 8 – REGULATORY MATTERS

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

Actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2012 and December 31, 2011:

	Actual		Consent Order Requirement		To Be Well- Capitalized Under For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital to risk-weighted assets
Premier Bank & Trust	$19,426	16.6%	na	na	$9,363	8.0%	$11,704	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	17,951	15.3%	na	na	4,681	4.0%	7,022	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	17,951	11.8%	na	na	6,078	4.0%	7,598	5.0%

December 31, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$19,501	17.6%	na	na	$8,841	8.0%	$11,051	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	18,106	16.4%	na	na	4,420	4.0%	6,631	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	18,106	12.1%	na	na	5,965	4.0%	7,457	5.0%

NOTE 9 – INCOME TAXES

A valuation allowance of $4,612,697 was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero due primarily to losses sustained in prior years. As a result, income tax benefits related to net operating losses are not typically recorded. A portion of the change in the valuation allowance in each period is attributable to other comprehensive income.

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

At December 31, 2011, after consideration of the reduction to pre-transaction net operating losses due to the section 382 limitation, the Company had net operating loss carryforwards of approximately $8,026,000 that will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $1,532,000 on December 31, 2029, and $5,105,000 on December 31, 2030. In addition, the Company had approximately $76,000 of alternative minimum tax credits that may be carried forward indefinitely.

At December 31, 2011 and 2010, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

Item 2. Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of March 31, 2012, and results of operations as of and for the three months ended March 31, 2012 and 2011. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which can be identified by the use of forward-looking terminology, such as “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative version of such terms or comparable terminology. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding our outlook, financial position, results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-Q include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation;

•	general economic and business conditions;

•	changes in industry conditions created by state and federal legislation and regulations;

•	changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	our ability to retain existing customers and attract new customers;

•	our development of new products and services and their success in the marketplace;

•	our ability to seek additional capital in the future;

•	the adequacy of our allowance for loan losses; and

•	our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.

OVERVIEW OF STRATEGIC DEVELOPMENTS

Following the recapitalization of the Company in February 2010, the Company’s management has focused on a number of initiatives including the following:

•	Improve the Company’s regulatory risk profile to alleviate the financial and management burden of problem loans and special supervision by the Bank’s principal regulator in connection with a Consent Order issued in February 2009.

o    The Consent Order was removed by the OCC on September 9, 2011, reflecting improvements in the management of problem loans.

•	Evaluate the markets where the Company’s branch network operates to determine whether the operating costs and demographics fit with the Bank’s business plan. As a result, the following events occurred:
o	A full service branch office was opened in February 2012 in St. Clairsville, Ohio expanding services offered to current and prospective clients at this Belmont County location. The branch office is located in the same plaza as the Bank’s Wealth office.
o	Deposits totaling $74.3 million and net loans totaling $9.1 million for two branch offices located in Wayne County, Ohio, were sold in October 2011.
o	Criticized loans included in the sale totaled $2.3 million.
•	Develop fee-based revenue through the wealth management business started by the Bank in April 2010.
o	Assets under management by the trust department totaled $114 at March 31, 2012 and $105 million at year-end 2011.
•	Evaluate the core processing system to reduce costs while expanding product offerings to remain competitive through advances in technology.
o	The Bank completed a core processing system conversion in April 2012.
•	Deliver efficient and premier service and products for current and prospective clients and develop a sales culture throughout the Company.

In October 2011, Premier Bank & Trust completed the sale of two branch offices located in Wooster, Ohio, to The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., under an agreement (the “Agreement”) entered into during June 2011. Under the terms of the Agreement, CSB purchased approximately $9 million in loans, net of an allocation of the Allowance for Loan and Lease Losses totaling $600,000, real estate, fixtures and equipment associated with the branch locations, and deposits and other liabilities of $75 million. CSB paid a premium of $3.5 million, or 5% of the average amount of assumed deposits during the ten day period prior to and the day of closing less a fixed stated amount of $166,000. In addition to the loans, real estate, and fixed assets sold to CSB, the transaction was funded with approximately $42 million in cash and $19 million in borrowings from the Federal Home Loan Bank. This transaction positions the Company to focus on our core market of Stark County, Ohio, and provides future expansion potential. The impact of the branch sale is evident when comparing the first quarter results of 2012 compared to the same quarter of 2011 particularly for deposit related noninterest income and overhead expenses.

The following key factors summarize the Company’s financial condition at March 31, 2012 compared to December 31, 2011:

•	Total assets increased $12.2 million to $158.8 million from $146.6 million.
•	Net loans increased $5.1 million to $113.4 million, and loans held for sale increased $1.1 million to $2 million.
•	Total deposits increased $8.9 million to $112.8 million contributing higher liquidity levels with cash and cash equivalents increasing by $4.0 million.
•	Total shareholders’ equity decreased $173,000 from $18.6 million to $18.4 million principally due to the operating loss of approximately $215,000 recorded by the Company for the three months ending March 31, 2012. This decrease in capital was partially offset by approximately $49,000 in stock-based compensation costs.

The following key factors summarize our results of operations for the three months ended March 31, 2012:

•	The Company incurred a net loss of $214,974 in 2012 compared to a loss of $468,567 for the same period in 2011.
•	Net interest income improved $34,963 in 2012 compared to the same period in 2011.

•	The Company reduced its allowance for loan loss through a negative loan loss provision of $7,557 in 2012 compared to provision expense of $23,772 for the same period in 2011.

•	Noninterest income decreased $69,523 primarily driven by a reduction in service charges and other deposit related fee income totaling $84,612 resulting from the sale of two branch offices in October 2011.
•	Noninterest expense decreased by $272,201 principally due to the elimination of overhead associated with the branch sale.

The following forward-looking statements describe our near term outlook:

•	Margins may decline as interest earning assets continue to adjust to lower rates given the Federal Open Market Committee’s expectation to maintain a highly accommodative stance for monetary policy to support a stronger economic recovery. The FOMC has maintained the target range for the federal funds rate at 0 to ¼ percent and currently anticipates that economic conditions—including low rates of resource utilization and a subdued outlook for inflation over the medium run—are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. The FOMC also has the ability to influence longer term interest rates through its open market operations.
•	It will be difficult to reduce our cost of funds significantly below current levels.
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Credit quality will remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain elevated until asset quality and earnings improve.

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

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $8,026,000 will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $1,532,000 on December 31, 2029, and $5,105,000 on December 31, 2030. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Note 9 to the consolidated financial statements.

FINANCIAL CONDITION – March 31, 2012 compared to December 31, 2011

Assets. At March 31, 2012, total assets increased to $158.8 million, up $12.2 million from $146.6 million at December 31, 2011. The asset increase was principally due to an increase in deposits of $8.9 million.

Cash and Cash Equivalents. Cash and cash equivalents increased to $24.1 million at March 31, 2012, up $4.0 million from year-end 2011. The increase in cash and cash equivalents was due to an increase in deposits that was not otherwise invested in loans or securities.

Securities. Total securities available for sale had an estimated fair value of $12.5 million at March 31, 2012, compared to $10.7 million at year-end 2011. There were no sales of securities during the first quarter of 2012. The net unrealized gain on the securities portfolio was $446,401 at March 31, 2012 compared to a net unrealized gain of $452,816 at December 31, 2011.

Loans and Asset Quality. Total loans, net of the allowance for loan loss and deferred loan fees, increased $5.1 million to $113.4 million. Loans classified by management as special mention, substandard, doubtful and not deemed impaired represented 3.6% of total loans at March 31, 2012, compared to 5.0% at December 31, 2011. Impaired loans on nonaccrual status represented 1.3% of total loans at March 31, 2012, and totaled $1,558,394, up $223,096 from year-end 2011. Improving asset quality continues to be a prime objective for management. Outstanding loan balances are expected to increase over the remainder of the year through business development efforts. However expected loan growth may be constrained by continued economic weakness in the markets served by the Company and competitive pressure.

Allowance for loan losses. The balance of the allowance for loan loss at March 31, 2012, was $2,419,047 compared to $2,484,478 at year-end 2011. For the three months ending March 31, 2012, the allowance for loan loss was reduced by a negative loan loss provision of $7,557. Recoveries on loans previously charged-off totaled $12,695 and loans charged off totaled $70,569. The amount of the allowance for loan loss is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.

The reduction to the allowance is directionally consistent with the trends in the criticized loan portfolio. Criticized loans decreased as a result of loan risk upgrades on specific loans and principal reductions from payments. Another contributing factor was a decrease in the historical loss percentages. These loss rates are regularly updated to reflect the most recent three years of loss experience. Reductions to the estimate of incurred losses in the loan portfolio for lower loss rates and loan risk upgrades during the first quarter of 2012 were partly offset by the amount of the allowance required to support growth in loan balances since year-end 2011.

The general allowance allocated to loans not criticized by management totaled 1.73% of non-criticized loans at March 31, 2012, compared to 1.75% at year-end 2011. As a percentage of total loans, the allowance decreased to 2.09% at March 31, 2012, compared to 2.24% at year-end 2011. The allowance for loan loss as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 2.06% at March 31, 2012, compared to 2.22% at year-end 2011. Specific allocations of the allowance for impaired loans increased to $125,918 at March 31, 2012 compared to $119,080 at year-end 2011.

Assets acquired in settlement of loans. These assets include other real estate owned (“OREO”) and an interest in a limited liability company acquired during 2010 that owns the real estate and operations of an indoor water park and resort obtained through a U.S. Bankruptcy Code 363 sale. The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale. The carrying value of its interest is approximately $1.3 million and is based upon the estimated fair value of the real estate less costs to sell.

Other real estate owned consisted of eight properties and totaled approximately $635,000 at March 31, 2012 compared to nine properties with a carrying value of $757,000 at year-end 2011. One property was sold for a gain of $3,609, and no properties were transferred to OREO during the first quarter of 2012.

Deposits. Total deposits increased $8.9 million to $112.8 million compared to year-end 2011. Time deposits included $17.8 million in deposits acquired from financial institutions subscribing to a national time deposit rate listing service. These deposits had a weighted average rate of 0.52% with an average remaining maturity of 214 days. This funding source is less expensive than rates paid in the retail deposit market, but there is no opportunity to cross-sell other products and services to these depositors. It has also allowed the Bank to extend the maturity term of its deposits since retail depositors have migrated into money market funds as customers tend to be unwilling to lengthen deposit maturities given low interest rates. It has also partially replaced deposits sold through the branch sale during the fourth quarter of 2011.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaling $19 million were used as a funding source following the sale of two branches during the fourth quarter of 2012.

Accrued interest payable and other liabilities. Other liabilities increased $2.8 million to $3.7 million due to the purchase of a security prior to the end of March 2012 that did not settle until April.

Shareholders’ Equity. Shareholders’ Equity decreased $172,000 to $18.4 million at March 31, 2012. The decrease was due to the operating loss of approximately $215,000 incurred for the three months of 2012 which was partially offset by stock-based compensation costs, a noncash expense, of approximately $49,000. Accumulated other comprehensive income decreased by approximately $6,000.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012

The net loss for the three months ending March 31, 2012, totaled $214,974 or a loss of $0.01 per diluted share compared to a net loss of $468,567, or $0.02 per diluted share during the first quarter of 2011. Average diluted shares outstanding were unchanged at 19,714,564 shares for the first quarter of 2012 compared to the same quarter of 2011.

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

	Three Months Ended March 31,
	2012				2011
			Interest				Interest
	Average		Earned/	Yield/	Average		Earned/	Yield/
(Dollars in Thousands)	Balance		Paid	Rate	Balance		Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$23,852		$12	0.21%	$32,306		$18	0.22%
Securities available for sale	9,822		66	2.68%	22,335		148	2.65%
Securities held to maturity	-		-	-	2,816		27	3.86%
Federal agency stock	1,598		20	5.06%	1,556		20	5.04%
Loans (1)	112,162		1,345	4.82%	100,745		1,394	5.61%
Total interest-earning assets	147,434		1,443	3.94%	159,758		1,607	4.08%
Noninterest-earning assets	5,212				8,304
Total assets	$152,646				$168,062

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,702		$4	0.25%	$9,322		$7	0.31%
Savings accounts	5,528		5	0.38%	14,548		16	0.43%
Money market accounts	32,439		40	0.50%	47,916		80	0.68%
Certificates of deposit	41,022		95	0.93%	52,015		223	1.74%
Total interest-bearing deposits	84,691		144	0.68%	123,801		326	1.07%
Other Borrowings	23,605		16	0.27%	6,293		33	2.11%
Total Interest-bearing liabilities	108,296		160	0.60%	130,094		359	1.12%
Noninterest-bearing demand deposits	25,053				20,785
Noninterest-bearing liabilities	765				881
Total liabilities	134,114				151,760
Shareholders' equity	18,532				16,302
Total liabilities and
shareholders' equity	$152,646				$168,062

Net interest income; interest rate spread (2)			$1,283	3.34%			$1,248	2.96%
Net earning assets	$39,138				$29,664
Net interest margin (3)				3.50%				2.88%

Average interest-earning assets to interest-bearing liabilities	1.4	X			1.2	X

(1) Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2) Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3) Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the three months ending March 31, 2012, net interest income was $1,282,956, up $34,963 from same period in 2011 while average total interest earning assets were down $12.3 million. Loans and liquid assets used to fund deposits sold during the third quarter of 2011 reduced the balance of earning assets. The yield on earning assets declined 0.14% to 3.94% for the first quarter of 2012 from 4.08% for the comparable period of 2011. The yield on interest-bearing liabilities declined 0.52% to 0.60% for the first quarter of 2012 from 1.12% for the same period in 2011. The net interest margin increased to 3.50% from 2.88%.

Interest Income. Total interest income for the first quarter of 2012 was $1.4 million, down from $1.6 million for the first quarter of 2011. Interest-bearing assets continue to reprice downward as low interest rates prevailed during the quarter and originations of interest earning assets are booked at lower rates contributing to lower interest income levels.

Interest expense. Interest on deposits declined $182,000 to $144,000 for the first quarter of 2012 compared to the same period in 2011. The average yield on interest-bearing deposits dropped 0.39% to 0.68%. Interest expense related to other borrowings including Federal Home Loan Bank advances declined by $17,000. During the fourth quarter of 2011, the Company took loan advances totaling $19 million from the Federal Home Loan Bank to assist in the funding of the branch deposit sale. Of this amount, $13 million is short term debt with a comparatively low cost that contributed to the reduction in the average rate paid on other borrowings to 0.27% during the first quarter of 2012 compared to 2.11% for the same period of 2011. Management expects that it will be difficult to achieve further reductions to the cost its core deposits since the current cost is already priced at historically low rates.

Provision for Loan Loss. A negative loan loss provision totaling $7,557 was recorded during the first quarter of 2012, compared to provision expense of $23,772 for the same quarter last year; negative loan loss provisions provide a positive contribution to net income. The provision for loan loss will fluctuate based on management’s evaluation of the credit within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income decreased $69,523 to $282,831 for the first quarter of 2012 compared to $352,354 for the same quarter of 2011. The decrease was the result of a reduction in service charges and other fees due to the sale of branch deposits during the fourth quarter of 2011.

Service charges and other fees declined $84,612, to $68,582 for the first quarter of 2012 compared to the same period of 2011. This decline resulted from the sale of deposit accounts during the fourth quarter of 2012. Those accounts generated approximately $90,000 in service charges and other fees during the first quarter of 2011.

The Bank’s trust department and brokerage business generated $216,386 in gross fees during the first quarter of 2012, up from $165,838 for the comparative quarter of 2011. These services, newly introduced during the second quarter of 2010, provided asset management expertise for $114 million in assets as of March 31, 2012.

No securities were sold during the first quarter of 2012. Gains realized on the sale of securities during the first quarter of 2011 totaled $32,999. These sales were intended to reduce the price sensitivity of the investment portfolio in a period of rising rates.

Gains on sale of loans decreased $3,954 to $22,793 for the first quarter of 2012 compared to the same quarter of 2011.

Losses recorded on the other real estate owned during the first quarter of 2012 totaled $26,841, an improvement from a loss of $35,299 recorded during the first quarter of 2011. One property was sold for a gain during the first quarter of 2012. Direct write-downs in the value of OREO totaled $30,450 for two properties in the first quarter of 2012 and $0 for the comparative quarter of 2011.

Other income declined $8,301 to $1,911 for the first quarter of 2012 compared to the same quarter last year. The decline was principally due to the absence of rental income from leased office space located at one of the sold branch offices.

Noninterest expense. Noninterest expense decreased $272,201 to $1,772,941 for the first quarter of 2012 compared to $2,045,142 for the first quarter of 2011. Lower expenses were principally the result of the reduction in overhead associated with the branch offices sold during the fourth quarter of 2012. The significant changes are detailed below.

Salaries and benefits decreased $89,040 to $956,510 for the first quarter of 2012 compared to $1,045,550 for the same period of 2011. Salaries and benefits costs associated with recently sold branches totaled approximately $87,000 for the first quarter of 2011.

Occupancy and equipment costs decreased $57,307 to $188,529 for the first quarter of 2012. Costs associated with recently sold branches during the first quarter of 2011 totaled approximately $62,000. Occupancy and equipment costs associated with the recently opened St. Clairsville branch totaled approximately $24,000.

Professional fees, including legal, accounting and other consulting expense, decreased $18,931 to $115,720 for the first quarter of 2012 principally due to a reduction in costs for audit and regulatory examination costs.

Franchise tax increased $7,000 to $60,800 for the first quarter of 2012. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2011 compared to year-end 2010 resulted in higher costs for 2012.

Data processing charges include costs for internet banking, core systems data processing and courier charges. This expense category decreased $39,441 to $140,554. This cost is principally driven by the costs associated with core processing and is largely driven by transaction volumes. Costs for the first quarter of 2012 also included approximately $6,000 in expenses associated with the core processing conversion that was completed in April 2012.

Marketing costs were down $6,030 for the first quarter of 2012 to $16,918. This reduction is attributed to the difference in the timing when costs are incurred. General marketing costs for 2012 are expected to be similar to the costs incurred in 2011.

Deposit insurance and deposit related expenses decreased $40,271 to $72,938 for the first quarter of 2012 compared to the same period in 2011. FDIC insurance expense decreased $33,727. Both the change in the methodology in FDIC assessments implemented April 1, 2011 and the reduction in total assessment base due to lower average total assets contributed to the decrease.

Other expenses decreased $25,593 during the first quarter of 2012 compared to the same period in 2011. Other real estate owned expenses decreased $12,074, insurance expense decreased $10,671, directors’ fees decreased $4,750 and employee-related expense accounts decreased $4,027. Offsetting these savings was an increase to loan-related expenses increased of $6,737.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

The Consolidated Statement of Cash Flows provides details on sources and uses of cash for the three months ended March 31. Cash and cash equivalents increased $4.1 million to $24.1 million at March 31, 2012 since year-end 2011.

CAPITAL RESOURCES

Total shareholders’ equity was $18.4 million at March 31, 2012, a decrease of $172,000 from the prior year-end balance. The decrease in equity was primarily due to the net loss of approximately $215,000 incurred by the Company for the first quarter of 2012. Stock-based compensation expense of approximately $49,000 increased equity as this noncash expense is recorded as an increase to capital. Unrealized net gains in the investment portfolio declined by approximately $6,000 since year-end also reducing shareholders’ equity.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At March 31, 2012, the Bank was well capitalized under the provisions of prompt corrective action. See Note 8 for more information regarding the regulatory capital requirements for the Bank and the Bank’s capital ratios as of March 31, 2012.

The payment of dividends by the Bank to the Company and by the Company to shareholders is subject to restrictions by regulatory agencies. These restrictions generally limit dividends to the sum of the current year’s earnings and the prior two years’ retained earnings, as defined. In addition, dividends may not reduce capital levels below the minimum regulatory requirements as described above. The Bank cannot declare dividends without prior approval from the Comptroller of the Currency in 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item 4T. Controls and Procedures

As of March 31, 2012 an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)

Date:	May 15, 2012

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: May 15, 2012

