Form 10-Q
period 2012-06-30
OHIO LEGACY CORP
filed 2012-08-14
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 13, 2012, the latest practicable date, there were 19,714,564 shares of the issuer’s Common Stock, without par value, issued and outstanding.

1

OHIO LEGACY CORP

FORM 10-Q

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

SECOND QUARTER REPORT

_______________________________________________________________________

Item 8. Financial Statements and Supplementary Data.

OHIO LEGACY CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$695,928	$778,689
Federal funds sold and interest-bearing deposits in financial institutions	7,943,003	19,267,467
Cash and cash equivalents	8,638,931	20,046,156
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	14,256,959	10,677,644
Loans held for sale	7,311,584	895,610
Loans, net of allowance of $2,271,108 and $2,484,478 at June 30, 2012 and December 31, 2011	120,301,447	108,277,319
Federal bank stock	1,577,750	1,597,850
Premises and equipment, net	2,547,715	2,452,627
Assets acquired in settlement of loans	2,152,128	2,012,752
Accrued interest receivable and other assets	786,895	541,409
Total assets	$157,673,409	$146,601,367

LIABILITIES
Deposits:
Noninterest-bearing demand	$24,191,472	$21,017,215
Interest-bearing demand	7,622,579	6,190,520
Savings	37,019,178	38,537,916
Certificates of deposit, net	45,237,665	38,216,813
Total deposits	114,070,894	103,962,464
Repurchase agreements	5,512,693	4,213,612
Short-term Federal Home Loan Bank advances	13,000,000	13,000,000
Long-term Federal Home Loan Bank advances	6,000,000	6,000,000
Accrued interest payable and other liabilities	545,864	837,203
Total liabilities	139,129,451	128,013,279

Commitments and contingent liabilities	0	0

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	0	0
Common stock, no par value;
June 30, 2012 and December 31, 2011: 22,500,000 shares authorized, 19,714,564 shares issued and outstanding	35,904,793	35,806,662
Accumulated deficit	(17,650,824)	(17,468,889)
Accumulated other comprehensive income	289,989	250,315
Total shareholders' equity	18,543,958	18,588,088

Total liabilities and shareholders' equity	$157,673,409	$146,601,367

See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2012	2011
Interest and dividend income:
Loans, including fees	$1,396,125	$1,351,553
Securities, taxable	52,886	112,655
Securities, tax-exempt	27,001	27,264
Interest-bearing deposits, federal funds sold and other	7,327	22,222
Dividends on federal bank stock	19,174	18,784
Total interest and dividend income	1,502,513	1,532,478

Interest expense:
Deposits	146,121	280,308
Short-term Federal Home Loan Bank advances	5,474	0
Long-term Federal Home Loan Bank advances	8,503	0
Repurchase agreements	2,888	2,532
Capital leases	0	15,941
Total interest expense	162,986	298,781
Net interest income	1,339,527	1,233,697
Provision for loan losses	0	(49,967)
Net interest income after provision for loan losses	1,339,527	1,283,664
Noninterest income:
Service charges and other fees	73,421	152,589
Trust and brokerage fee income	226,949	179,212
Gain on sale of loans	38,691	21,493
Gain on disposition of assets acquired in settlement of loans	427	0
Gain (loss) on disposition of fixed assets	(2,541)	1,000
Other income	14,344	18,166
Total noninterest income	351,291	372,460

Noninterest expense:
Salaries and benefits	892,107	1,035,359
Occupancy and equipment	200,666	249,829
Professional fees	131,314	164,257
Franchise tax	60,750	52,500
Data processing	147,598	181,879
Marketing and advertising	30,786	16,410
Stationery and supplies	13,414	16,285
Deposit expense and insurance	78,953	94,539
Other expenses	122,629	233,394
Total noninterest expense	1,678,217	2,044,452
Net income (loss) before income taxes	12,601	(388,328)
Income tax expense (benefit)	(20,438)	(149,384)

Net income (loss)	$33,039	$(238,944)

Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)

 See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Interest and dividend income:
Loans, including fees	$2,740,907	$2,745,516
Securities, taxable	91,854	260,618
Securities, tax-exempt	53,908	54,435
Interest-bearing deposits, federal funds sold and other	19,606	40,142
Dividends on federal bank stock	39,407	38,408
Total interest and dividend income	2,945,682	3,139,119

Interest expense:
Deposits	290,281	606,278
Short-term Federal Home Loan Bank advances	10,150	13,754
Long-term Federal Home Loan Bank advances	17,007	0
Repurchase agreements	5,761	5,124
Capital leases	0	32,273
Total interest expense	323,199	657,429
Net interest income	2,622,483	2,481,690
Provision for loan losses	(7,557)	(26,195)
Net interest income after provision for loan losses	2,630,040	2,507,885

Noninterest income:
Service charges and other fees	142,002	305,782
Trust and brokerage fee income	443,336	345,051
Gain on sales of securities available for sale, net	0	32,999
Gain on sale of loans	61,484	48,240
Loss on disposition of assets acquired in settlement of loans	(26,414)	(35,299)
Loss on disposition of fixed assets	(2,541)	(337)
Other income	16,255	28,379
Total noninterest income	634,122	724,815

Noninterest expense:
Salaries and benefits	1,848,617	2,080,909
Occupancy and equipment	389,195	495,665
Professional fees	247,033	298,908
Franchise tax	121,550	106,300
Data processing	288,152	361,874
Marketing and advertising	47,705	39,359
Stationery and supplies	29,274	34,733
Deposit expense and insurance	151,891	207,748
Other expenses	327,741	464,099
Total noninterest expense	3,451,158	4,089,595
Net income (loss) before income taxes	(186,996)	(856,895)
Income tax expense (benefit)	(5,061)	(149,384)

Net income (loss)	$(181,935)	$(707,511)

Basic income (loss) per share	$(0.01)	$(0.04)
Diluted income (loss) per share	$(0.01)	$(0.04)

 See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$33,039	$(238,944)	$(181,935)	$(707,511)

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	66,527	430,644	60,112	472,364
Reclassification adjustment for losses (gains) included in net income	0	0	0	(32,999)
Tax effect	(20,438)	(149,384)	(20,438)	(149,384)
Total other comprehensive income	46,089	281,260	39,674	289,981
Comprehensive income (loss)	$79,128	$42,316	$(142,261)	$(417,530)

 See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance, beginning of period	$18,415,510	$16,061,764	$18,588,088	$16,470,516

Stock based compensation expense	49,320	51,650	98,131	102,744

Comprehensive income (loss)	79,128	42,316	(142,261)	(417,530)

Balance, end of period	$18,543,958	$16,155,730	$18,543,958	$16,155,730

  See notes to the consolidated financial statements.

OHIO LEGACY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	($181,935)	($707,511)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	(7,557)	(26,195)
Depreciation and amortization	138,762	186,103
Loss on disposition of fixed assets	2,541	337
Securities amortization and accretion, net	57,086	145,567
Origination of loans held for sale	(7,554,400)	(2,709,250)
Participation interests in held for sale loans sold	15,731,121	0
Participation interests in held for sale loans purchased	(22,721,715)	0
Proceeds from sales of loans held for sale	7,604,606	3,394,307
Loss on disposition or direct write-down of assets acquired in settlement of loans	26,414	35,299
Gain on sale of securities available for sale	0	(32,999)
Gain on sale of loans held for sale	(61,484)	(48,240)
Stock based compensation expense	98,131	102,744
Net change in:
Accrued interest receivable and other assets	(265,924)	(150,355)
Accrued interest payable and other liabilities	(291,337)	(500,139)
Deferred loan fees	(57,786)	46,325
Net cash from operating activities	(7,483,477)	(264,007)

Cash flows from investing activities:
Purchases of securities available for sale	(6,209,677)	(2,998,639)
(Purchases) or redemptions of federal bank stock	20,100	39,700
Maturities, calls and paydowns of securities available for sale	2,633,387	7,844,970
Sales of securities available for sale	0	4,951,844
Proceeds from sale of assets acquired in settlement of loans	194,970	191,101
Participation loans sold	5,605,114	0
Participation loans purchased	(3,439,635)	(725,000)
Net change in loans	(13,899,126)	(1,971,509)
Proceeds from sale of premises and equipment	4,050	14,250
Acquisition of premises and equipment	(240,442)	(61,048)
Net cash from investing activities	(15,331,259)	7,285,669

Cash flows from financing activities
Net change in deposits	10,108,430	10,638,213
Net change in repurchase agreements	1,299,081	(145,268)
Repayment of capital lease obligations	0	(21,009)
Repayments of long term FHLB advances	0	(5,000,000)
Net cash from financing activities	11,407,511	5,471,936

Net change in cash and cash equivalents	(11,407,225)	12,493,598
Cash and cash equivalents at beginning of period	20,046,156	32,682,218

Cash and cash equivalents at end of period	$8,638,931	$45,175,816

  See notes to the consolidated financial statements.

	For the Six Months Ended
	June 30,
	2012	2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	323,032	703,411
Federal income taxes	40,000	0
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	360,760	466,273
Reclassification of securities to available-for-sale from held-to-maturity	0	2,816,058
Reclassification of asset balances to assets to be disposed of through branch sale:
Loans, net	0	9,427,832
Premises and equipment, net	0	1,049,062
Reclassification of liability balances to liabilities to be disposed of through branch sale:
Deposits	0	80,191,437
Repurchase agreements	0	562,125
Capital lease obligation	0	386,584

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2012, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

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

No. 2011-05 |Comprehensive Income (Topic 220): In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or how earnings per share is calculated or presented. The amendments in this guidance are effective as of the beginning of the fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of shareholders’ equity.

No. 2011-12 | Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05: In December 2011, the FASB issued ASU No. 2011-12 that deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of the new guidance will impact the presentation of the consolidated financial statements.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is equal to net income (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share include the dilutive effect of additional potential common shares that may be issued upon the exercise of stock options and stock warrants. The following table details the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
BASIC:
Net income (loss)	$33,039	$(238,944)	$(181,935)	$(707,511)
Weighted average common shares outstanding	19,714,564	19,714,564	19,714,564	19,714,564
Basic loss per share	$0.00	$(0.01)	$(0.01)	$(0.04)

DILUTED:
Net income (loss)	$33,039	$(238,944)	$(181,935)	$(707,511)
Weighted average common shares outstanding	19,714,564	19,714,564	19,714,564	19,714,564
Dilutive effect of stock options	-	-	-	-
Total common shares and dilutive potential common shares	19,714,564	19,714,564	19,714,564	19,714,564
Diluted loss per common share	$0.00	$(0.01)	$(0.01)	$(0.04)

The dilutive potential common shares that were excluded from the computation of diluted earnings per share because the effect of their exercise was anti-dilutive totaled 1,281,050 at June 30, 2012.

NOTE 3 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012
U.S. Government-sponsored enterprises	$1,530,865	$46	$(1,652)	$1,529,259
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	9,195,544	192,521	0	9,388,065
Other mortgage-backed securities-residential	220,893	0	(33,134)	187,759
Municipal securities	2,756,829	175,097	0	2,931,926
Equity securities	39,900	180,050	0	219,950
Total	$13,744,031	$547,714	$(34,786)	$14,256,959

December 31, 2011
U.S. Government-sponsored enterprises	$2,514,982	$952	$(28)	$2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	4,663,733	201,434	0	4,865,167
Other mortgage-backed securities-residential	250,748	0	(60,877)	189,871
Municipal Securities	2,755,465	205,885		2,961,350
Equity securities	39,900	105,450	0	145,350
Total	$10,224,828	$513,721	$(60,905)	$10,677,644

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

No securities were sold during the six months ending June 30, 2012. Proceeds on securities sold during the six months ending June 30, 2011 totaled $4,951,844 and included gross gains of $32,999. No securities were sold during the three months ending June 30, 2012 or the three months ending June 30, 2011. No losses were realized on sold securities.

The fair value of debt securities and the carrying amount, if different, at June 30, 2012 by expected maturity are depicted in the following table. Expected maturities may differ from contractual maturities because the loans underlying the mortgage-backed securities generally can be prepaid without penalty.

Available for Sale
Fair Value

Due in one year or less	$0
Due from one to five years	1,420,403
Due from five to ten years	2,024,025
Due after ten years	1,016,757
Mortgage-backed securities-residential	9,575,824
Total	$14,037,009

Securities with unrealized losses for less than one year and one year or more were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,028,451	$(1,652)	$0	$0	$1,028,451	$(1,652)
Other mortgage-backed securities-residential	0	0	187,759	(33,134)	187,759	(33,134)
Total	$1,028,451	$(1,652)	$187,759	$(33,134)	$1,216,210	$(34,786)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,003,318	$(28)	$0	$0	$1,003,318	$(28)
Other mortgage-backed securities-residential	0	0	189,871	(60,877)	189,871	(60,877)
Total	$1,003,318	$(28)	$189,871	$(60,877)	$1,193,189	$(60,905)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of June 30, 2012, the Company’s security portfolio consisted of 28 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities-residential

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $187,759 which represents an unrealized loss of approximately $33,134 at June 30, 2012; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security was rated Caa1 by Moody’s on April 21, 2011 and BBB- on July 12, 2011 by Standard & Poor’s rating services. This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages. No losses incurred on the mortgages in the pool have been assigned to the senior classes. Although the borrowers are not required to make principal payments during the initial 10 year period, 78% of the original principal has been repaid as of June 30, 2012. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of June 30, 2012, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 4 – LOANS

Loans, by collateral type, were as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance	Percent	Balance	Percent
Residential real estate	$29,512,903	24.1%	$27,985,517	25.3%
Multifamily real estate	9,389,252	7.7%	9,140,672	8.2%
Commercial real estate	46,490,634	38.0%	42,622,961	38.5%
Construction	4,350,454	3.6%	4,219,420	3.8%
Commercial	13,750,149	11.2%	10,031,094	9.1%
Secured by trust assets	7,041,317	5.7%	6,798,929	6.1%
Consumer and home equity	11,948,503	9.7%	9,931,647	9.0%
Total Loans	122,483,212	100.0%	110,730,240	100.0%
Less: Allowance for loan losses	(2,271,108)		(2,484,478)
Net deferred loan costs (fees)	89,343		31,557
Loans, net	$120,301,447		$108,277,319

Residential real estate loans pledged as collateral for advances and to support available borrowing capacity at the Federal Home Loan Bank totaled approximately $26,555,000 at June 30, 2012 and $24,475,000 at December 31, 2011. Commercial and multi-family real estate pledged to the FHLB as of June 30, 2012 and December 31, 2011 totaled $23,981,000 and $23,827,000, respectively. Commercial and home equity loans pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at June 30, 2012 and December 31, 2011 totaled $18,836,000 and $16,553,000, respectively.

Activity in the allowance for loan losses by loan class for the three months and six months ended June 30 are presented in the following tables:

		For the Three Months Ended June 30, 2012
	Balance, March 31, 2012	Provision for Loan Losses	Loans Charged-Off	Recoveries	Balance, June 30, 2012
1-4 family residential mortgage	$193,181	$28,514	$(19,797)	$1,790	$203,688
1-4 family rental property	271,845	2,977	(30,137)	0	244,685
Multi-family real estate	380,405	45,634	0	0	426,039
Home equity loans	152,050	48,266	(20,483)	0	179,833
Consumer	30,310	6,951	(1,117)	427	36,571
Commercial	313,368	(142,239)	0	2,790	173,919
Secured by trust assets	12,312	1,565	0	0	13,877
Commercial real estate:
Non-owner occupied	246,134	631	(31,412)	0	215,353
Owner occupied	662,996	38,306	0	0	701,302
Construction and development	156,446	(30,605)	(50,000)	0	75,841
Total	$2,419,047	$0	$(152,946)	$5,007	$2,271,108

		For the Three Months Ended June 30, 2011
	Balance, March 31, 2011	Provision for Loan Losses	Loans Charged-Off	Recoveries	Reclassification for loans to be disposed of through branch sale	Balance, June 30, 2011
1-4 family residential mortgage	$193,470	$29,018	$(48,077)	$0	$(4,002)	$170,409
1-4 family rental property	215,392	(15,593)	0	0	(11,527)	188,272
Multi-family real estate	526,621	(116,017)	0	0	(33,036)	377,568
Home equity loans	96,060	(7,905)	0	0	(2,076)	86,079
Consumer	13,258	(2,908)	(342)	375	(1,208)	9,175
Commercial	320,950	39,529	(81,263)	955	(92,773)	187,398
Secured by trust assets	12,104	(310)	0	0	0	11,794
Commercial real estate:
Non-owner occupied	537,617	(80,941)	(29,089)	0	(8,758)	418,829
Owner occupied	1,046,747	95,744	(159,104)	11,981	(278,377)	716,991
Construction and development	147,814	9,416	0	6,000	0	163,230
Total	$3,110,033	$(49,967)	$(317,875)	$19,311	$(431,757)	$2,329,745

		For the Six Months Ended June 30, 2012
	Balance, December 31, 2011	Provision for Loan Losses	Loans Charged-Off	Recoveries	Balance, June 30, 2012
1-4 family residential mortgage	$202,699	$89,565	($90,366)	$1,790	$203,688
1-4 family rental property	235,523	39,299	(30,137)	0	244,685
Multi-family real estate	423,031	3,008	0	0	426,039
Home equity loans	139,419	60,897	(20,483)	0	179,833
Consumer	9,687	27,293	(1,117)	708	36,571
Commercial	284,961	(114,647)	0	3,605	173,919
Secured by trust assets	13,600	277	0	0	13,877
Commercial real estate:
Non-owner occupied	278,699	(31,934)	(31,412)	0	215,353
Owner occupied	662,269	39,033	0	0	701,302
Construction and development	234,590	(120,348)	(50,000)	11,599	75,841
Total	$2,484,478	($7,557)	($223,515)	$17,702	$2,271,108

		For the Six Months Ended June 30, 2011
	Balance, December 31, 2010	Provision for Loan Losses	Loans Charged-Off	Recoveries	Reclassification for loans to be disposed of through branch sale	Balance, June 30, 2011
1-4 family residential mortgage	$183,507	$38,981	$(48,077)	$0	$(4,002)	$170,409
1-4 family rental property	331,184	(131,385)	0	0	(11,527)	188,272
Multi-family real estate	454,670	(44,066)	0	0	(33,036)	377,568
Home equity loans	93,187	(5,032)	0	0	(2,076)	86,079
Consumer	10,818	(792)	(516)	873	(1,208)	9,175
Commercial	275,473	84,533	(81,263)	1,428	(92,773)	187,398
Secured by trust assets	12,095	(301)	0	0	0	11,794
Commercial real estate:
Non-owner occupied	509,739	(53,063)	(29,089)	0	(8,758)	418,829
Owner occupied	1,043,458	75,335	(159,104)	35,679	(278,377)	716,991
Construction and development	141,635	9,595	0	12,000	0	163,230
Total	$3,055,766	$(26,195)	$(318,049)	$49,980	$(431,757)	$2,329,745

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

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
June 30, 2012	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$203,688	$24,741,181	$0	$499,306	$203,688	$25,240,487
1-4 family rental property	235,752	4,126,803	8,933	145,613	244,685	4,272,416
Multi-family real estate	424,039	9,383,864	2,000	5,388	426,039	9,389,252
Home equity	147,499	10,097,391	32,334	207,983	179,833	10,305,374
Consumer	36,571	1,643,129	0	0	36,571	1,643,129
Commercial	173,919	13,580,572	0	169,577	173,919	13,750,149
Secured by trust assets	13,877	7,041,317	0	0	13,877	7,041,317
Commercial real estate:
Non-owner occupied	189,025	18,304,891	26,328	2,475,967	215,353	20,780,858
Owner occupied	693,502	24,941,213	7,800	768,563	701,302	25,709,776
Construction and development	75,841	4,350,454	0	0	75,841	4,350,454
Total	$2,193,713	$118,210,815	$77,395	$4,272,397	$2,271,108	$122,483,212

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$202,699	$23,645,009	$0	$108,877	$202,699	$23,753,886
1-4 family rental property	235,523	4,068,998	0	162,633	235,523	4,231,631
Multi-family real estate	423,031	9,132,775	0	7,897	423,031	9,140,672
Home equity	98,944	8,711,640	40,475	189,603	139,419	8,901,243
Consumer	9,687	1,030,404	0	0	9,687	1,030,404
Commercial	284,347	9,838,175	614	192,919	284,961	10,031,094
Commercial secured by trust assets	13,600	6,798,929	0	0	13,600	6,798,929
Commercial real estate:
Non-owner occupied	212,153	20,279,967	66,546	2,522,791	278,699	22,802,758
Owner occupied	650,824	19,208,688	11,445	611,515	662,269	19,820,203
Construction and development	234,590	3,931,523	0	287,897	234,590	4,219,420
Total	$2,365,398	$106,646,108	$119,080	$4,084,132	$2,484,478	$110,730,240

The following tables present loans individually evaluated for impairment by loan class as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and June 30, 2011:

	As of June 30, 2012			As of December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$529,960	$499,306	$0	$197,637	$108,877	$0
1-4 family rental property	286,080	97,997	0	288,674	162,633	0
Multi-family real estate	0	0	0	36,952	7,897	0
Home equity	81,134	58,858	0	32,336	32,337	0
Commercial	332,651	169,577	0	371,177	192,305	0
Commercial real estate:
Non-owner occupied	2,490,043	2,436,019	0	1,836,578	1,754,214	0
Owner occupied	845,549	760,763	0	613,495	533,746	0
Construction and development	0	0	0	716,657	287,897	0
Subtotal	4,565,417	4,022,520	0	4,093,506	3,079,906	0

With an allowance recorded:
1-4 family residential mortgage	0	0	0	0	0	0
1-4 family rental property	99,869	47,616	8,933	0	0	0
Multi-family real estate	36,413	5,388	2,000	0	0	0
Home equity	149,969	149,125	32,334	157,266	157,266	40,475
Commercial	0	0	0	2,849	614	614
Commercial real estate:
Non-owner occupied	118,959	39,948	26,328	773,028	768,577	66,546
Owner occupied	15,544	7,800	7,800	82,517	77,769	11,445
Subtotal	420,754	249,877	77,395	1,015,660	1,004,226	119,080

Total	$4,986,171	$4,272,397	$77,395	$5,109,166	$4,084,132	$119,080

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With no related allowance recorded:
1-4 family residential mortgage	$455,033	$434	$434	$299,888	$590	$590
1-4 family rental property	87,121	0	0	141,273	0	0
Multi-family real estate	4,217	0	0	0	0	0
Home equity	64,028	0	0	7,960	0	0
Commercial	160,759	0	0	156,558	0	0
Commercial real estate:
Non-owner occupied	2,463,779	0	0	70,824	0	0
Owner occupied	599,071	0	0	1,053,639	0	0
Construction and development	191,931	0	0	991,420	0	0
Subtotal	4,025,939	434	434	2,721,562	590	590

With an allowance recorded:
1-4 family residential mortgage	0	0	0	20,699	0	0
1-4 family rental property	53,168	0	0	50,914	0	0
Multi-family real estate	1,276	0	0	0	0	0
Home equity	116,538	0	0	0	0	0
Commercial	0	0	0	47,779	0	0
Commercial real estate:
Non-owner occupied	7,851	0	0	30,414	0	0
Owner occupied	0	0	0	54,498	0	0
Subtotal	178,833	0	0	204,304	0	0

Total	$4,204,772	$434	$434	$2,925,866	$590	$590

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With no related allowance recorded:
1-4 family residential mortgage	$320,680	$434	$434	$299,888	$590	$590
1-4 family rental property	111,422	0	0	141,273	10,861	10,861
Multi-family real estate	5,810	0	0	0	0	0
Home equity	62,293	0	0	7,960	0	0
Commercial	167,815	2,325	2,325	156,558	0	0
Commercial real estate:
Non-owner occupied	2,483,608	0	0	70,824	0	0
Owner occupied	563,198	0	0	1,053,639	0	0
Construction and development	239,914	0	0	991,420	0	0
Subtotal	3,954,740	2,759	2,759	2,721,562	11,451	11,451

With an allowance recorded:
1-4 family residential mortgage	0	0	0	20,699	0	0
1-4 family rental property	37,858	0	0	50,914	0	0
Multi-family real estate	638	0	0	0	0	0
Home equity	116,665	0	0	0	0	0
Commercial	0	0	0	47,779	0	0
Commercial real estate:
Non-owner occupied	4,754	0	0	30,414	0	0
Owner occupied	10,497	0	0	54,498	0	0
Subtotal	170,412	0	0	204,304	0	0

Total	$4,125,152	$2,759	$2,759	$2,925,866	$11,451	$11,451

The following tables present the aging of the recorded investment in loans by loan class:

		Days Past Due
June 30, 2012	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Total
1-4 family residential mortgage	$24,204,092	$442,847	$57,536	$536,012	$1,036,395	$25,240,487
1-4 family rental property	4,126,803	0	9,206	136,407	145,613	4,272,416
Multi-family real estate	9,383,863	0	0	5,389	5,389	9,389,252
Home equity loans	10,164,629	81,886	26,522	32,337	140,745	10,305,374
Consumer	1,642,048	1,081	0	0	1,081	1,643,129
Commercial	13,676,209	4,598	0	69,342	73,940	13,750,149
Secured by trust assets	7,041,317	0	0	0	0	7,041,317
Commercial real estate:
Non-owner occupied	20,740,910	0	0	39,948	39,948	20,780,858
Owner occupied	25,147,010	202,226	0	360,540	562,766	25,709,776
Construction and development	4,350,454	0	0	0	0	4,350,454
Total	$120,477,335	$732,638	$93,264	$1,179,975	$2,005,877	$122,483,212

		Days Past Due
December 31, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Total
1-4 family residential mortgage	$23,161,060	$454,167	$138,659	$0	$592,826	$23,753,886
1-4 family rental property	3,924,394	144,603	31,975	130,659	307,237	4,231,631
Multi-family real estate	9,132,775	0	0	7,897	7,897	9,140,672
Home equity loans	8,809,248	25,161	34,497	32,337	91,995	8,901,243
Consumer	1,017,062	0	11,670	1,672	13,342	1,030,404
Commercial	10,005,369	3,848	6,692	15,185	25,725	10,031,094
Secured by trust assets	6,798,929	0	0	0	0	6,798,929
Commercial real estate:
Non-owner occupied	22,762,810	0	0	39,948	39,948	22,802,758
Owner occupied	19,581,686	0	0	238,517	238,517	19,820,203
Construction and development	3,881,837	49,686	0	287,897	337,583	4,219,420
Total	$109,075,170	$677,465	$223,493	$754,112	$1,655,070	$110,730,240

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by loan class:

June 30, 2012	Nonaccrual Loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$499,306	$36,706	$536,012
1-4 family rental property	145,613	0	145,613
Multi-family real estate	5,388	0	5,388
Home equity loans	58,858	0	58,858
Consumer	29,153	0	29,153
Commercial	69,342	0	69,342
Secured by trust assets	0	0	0
Commercial real estate:			0
Non-owner occupied	39,948	0	39,948
Owner occupied	768,563	0	768,563
Construction and development	0	0	0
Total	$1,616,171	$36,706	$1,652,877

December 31, 2011	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$108,877	$0	$108,877
1-4 family rental property	162,633	0	162,633
Multi-family real estate	7,897	0	7,897
Home equity loans	38,612	0	38,612
Consumer	6,309	1,672	7,981
Commercial	77,919	0	77,919
Commercial real estate:
Non-owner occupied	39,948	0	39,948
Owner occupied	611,515	0	611,515
Construction and development	287,897	0	287,897
Total	$1,341,607	$1,672	$1,343,279

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

The following tables report the balance of TDRs outstanding and related information as of June 30, 2012 and December 31, 2011:

		Outstanding Recorded Investment
June 30, 2012:	Number of Loans	Pre-Modification	Post-Modification
Home equity	1	$150,991	$150,991
Commercial	2	129,842	180,310
Commercial real estate:
Non-owner occupied	4	2,222,984	2,490,647
Owner occupied	3	358,920	349,922
Total	10	$2,878,189	$3,171,870

TDR allocated specific reserves			$32,334
TDR loan commitments outstanding			$6,000

		Outstanding Recorded Investment
December 31, 2011:	Number of Loans	Pre-Modification	Post-Modification
Home equity	1	$150,991	$150,991
Commercial	3	145,294	195,761
Commercial real estate:
Non-owner occupied	4	2,222,984	2,490,647
Owner occupied	2	120,403	120,403
Total	10	$2,639,672	$2,957,802

TDR allocated specific reserves			$100,746
TDR loan commitments outstanding			$6,000

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

A loan is typically considered to be in payment default once it is eleven days contractually past due under the modified terms. As of June 30, 2012, there were no loans identified as a TDR for which a payment default occurred during the prior twelve months following the modification.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table includes TDR related activity for the three and six months ended June 30:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
TDRs completed:
Owner occupied commercial real estate	1	$227,159	2	$118,181	1	$227,159	2	$118,181
Commercial	0	0	3	129,913	0	0	3	129,913

TDR related increase (decrease) in the allowance for loan loss		0		0		$(66,546)		0
TDR charge offs		0		0		0		0

No loans were modified during the three or six months ending June 30, 2012 that had a significant payment delay and did not meet the definition of a troubled debt restructuring.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans. Loans not analyzed as part of homogeneous groups include commercial, commercial real estate, multi-family real estate, and construction and development loans. Homogeneous groups of loans are not typically risk rated unless the loan is placed on nonaccrual status. A loan may also be separated from the homogeneous pool and individually risk rated due to recurrent delinquency problems, typically 60 to 89 days past due. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$24,542,565	$0	$198,616	$499,306	$0	$25,240,487
1-4 family rental property	776,405	3,084,143	180,617	231,251	0	4,272,416
Multi-family real estate	291,434	5,695,353	2,051,949	1,350,516	0	9,389,252
Home equity loans	10,031,664	65,726	0	175,647	32,337	10,305,374
Consumer	1,643,129	0	0	0	0	1,643,129
Commercial	0	13,580,572	0	117,424	52,153	13,750,149
Secured by trust assets	485,313	6,556,004	0	0	0	7,041,317
Commercial real estate:
Non-owner occupied	0	16,971,072	836,355	2,973,431	0	20,780,858
Owner occupied	0	24,417,217	321,770	863,272	107,517	25,709,776
Construction and development	2,355,073	1,995,773	0	(392)	0	4,350,454
Total	$40,125,583	$72,365,860	$3,589,307	$6,210,455	$192,007	$122,483,212

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total

1-4 family residential mortgage	$23,441,682	$0	$203,327	$1,680	$107,197	$23,753,886
1-4 family rental property	494,363	2,872,069	513,544	351,655	0	4,231,631
Multi-family real estate	303,587	7,240,618	254,823	1,341,644	0	9,140,672
Home equity loans	8,637,268	72,895	1,477	150,991	38,612	8,901,243
Consumer	1,030,404	0	0	0	0	1,030,404
Commercial	0	9,823,849	14,326	130,799	62,120	10,031,094
Secured by trust assets	675,626	6,123,303	0	0	0	6,798,929
Commercial real estate:						0
Non-owner occupied	5,000	19,005,683	759,562	3,032,513	0	22,802,758
Owner occupied	1,795	17,493,719	1,506,489	707,573	110,627	19,820,203
Construction and development	1,867,195	2,037,504	26,824	287,897	0	4,219,420
Total	$36,456,920	$64,669,640	$3,280,372	$6,004,752	$318,556	$110,730,240

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

	Residential
June 30, 2012	1-4 family	Home Equity	Consumer	Total
Performing	$24,741,181	$10,246,516	$1,613,976	$36,601,673
Nonperforming	499,306	58,858	29,153	587,317
Total	$25,240,487	$10,305,374	$1,643,129	$37,188,990

	Residential
December 31, 2011	1-4 Family	Home Equity	Consumer	Total
Performing	$23,645,009	$8,711,640	$1,024,095	$33,380,744
Nonperforming	108,877	189,603	6,309	304,789
Total	$23,753,886	$8,901,243	$1,030,404	$33,685,533

NOTE 5 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Expenditures that improve the fair value of the property are capitalized. The Company makes periodic reassessments of the value of assets held in this category and records valuation adjustments or write-downs as the reassessments dictate.

Assets acquired in settlement of loans were as follows:

	June 30,	December 31,
	2012	2011
Interest in limited liability company	$1,255,437	$1,255,437
Residential real estate	86,339	201,154
Commercial real estate	200,001	292,251
Construction and development	610,351	263,910
Total	$2,152,128	$2,012,752

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

There were no direct write-downs of assets acquired in settlement of loans for the three months ended June 30, 2012 and 2011. Direct write-downs totaled $30,450 and $0 for the six months ended June 30, 2012 and 2011.

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

Assets measured at fair value on a recurring basis are summarized in the following tables:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2012:
Equity securities	$219,950	$0	$0	$219,950
U.S. government sponsored enterprises	0	1,529,259	0	1,529,259
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	0	9,388,065	0	9,388,065
Other mortgage backed securities-residential	0	187,759	0	187,759
Municipal securities	0	2,371,802	560,124	2,931,926
Total securities available for sale	$219,950	$13,476,885	$560,124	$14,256,959

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Equity securities	$145,350	$0	$0	$145,350
U.S. government sponsored enterprises	0	2,515,906	0	2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	0	4,865,167	0	4,865,167
Other mortgage backed securities-residential	0	189,871	0	189,871
Municipal securities	0	2,379,836	581,514	2,961,350
Total securities available for sale	$145,350	$9,950,780	$581,514	$10,677,644

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

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 securities during the three or six months ended June 30, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31and June 30:

	Municipal Securities
	2012	2011
Balance of recurring Level 3 assets at January 1	$581,514	$0
Total gains or losses (realized/unrealized):
Included in earnings – realized	0	0
Included in earnings – unrealized	0	0
Included in other comprehensive income	(5,388)	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers in and/or out of Level 3	0	0
Balance of recurring Level 3 assets at March 31	576,126	0
Total gains or losses (realized/unrealized):
Included in earnings – realized	0	0
Included in earnings – unrealized	0	0
Included in other comprehensive income	(16,002)	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers in and/or out of Level 3	0	0
Balance of recurring Level 3 assets at June 30	$560,124	$0

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three months and six months ended June 30 for Level 3 assets and liabilities that are still held at June 30.

	Changes in Unrealized Gains/Losses		Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at		Relating to Assets Still Held at
	Reporting Date for the Three Months		Reporting Date for the Six Months
	Ending June 30,		Ending June 30,
	Municipal Securities		Municipal Securities
	2012	2011	2012	2011
Interest income on securities	$52	$0	$78	$0
Other changes in fair value	(16,054)	0	(21,468)	0
Total	($16,002)	$0	($21,390)	$0

Assets measured at fair value on a non-recurring basis are summarized in the following table:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2012:
Impaired loans:
1-4 family residential mortgage	$0	$0	$152,000	$152,000
1-4 family rental property	0	0	72,528	72,528
Home equity	0	0	116,791	116,791
Multi-family real estate	0	0	3,828	3,828
Commercial real estate:
Non-owner occupied	0	0	13,620	13,620
Owner occupied	0	0	0	0
Construction and development	0	0	0	0

Assets acquired in settlement of loans:
Residential	0	0	86,339	86,339
Commercial real estate	0	0	200,001	200,001
Construction and development	0	0	249,591	249,591
Interest in limited liability company	0	0	1,255,437	1,255,437

December 31, 2011:
Impaired loans:
1-4 family residential mortgage	$0	$0	$107,197	$107,197
1-4 family rental property	0	0	130,659	130,659
Home equity	0	0	116,791	116,791
Multi-family real estate	0	0	7,897	7,897
Commercial	0	0	62,120	62,120
Commercial real estate:
Non-owner occupied	0	0	741,979	741,979
Owner occupied	0	0	66,324	66,324
Construction and development	0	0	287,897	287,897

Assets acquired in settlement of loans:
Residential	0	0	55,989	55,989
Commercial real estate	0	0	292,251	292,251
Construction and development	0	0	263,910	263,910
Interest in limited liability company	0	0	1,255,437	1,255,437

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Impaired loans:
1-4 family residential mortgage	$0	$0	$107,197	$107,197
1-4 family rental property	0	0	130,659	130,659
Home equity	0	0	116,791	116,791
Multi-family real estate	0	0	7,897	7,897
Commercial	0	0	62,120	62,120
Commercial real estate:
Non-owner occupied	0	0	741,979	741,979
Owner occupied	0	0	66,324	66,324
Construction and development	0	0	287,897	287,897

Assets acquired in settlement of loans:
Residential	0	0	55,989	55,989
Commercial real estate	0	0	292,251	292,251
Construction and development	0	0	263,910	263,910
Interest in limited liability company	0	0	1,255,437	1,255,437

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $488,315 with a specific allocation of the allowance for loan losses of $77,395 at June 30, 2012. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $140,433 for the six months ended June 30, 2012 of which $63,027 was provided for during the three months ended June 30, 2012.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,639,944, with a specific allocation of the allowance for loan losses of $119,080 at December 31, 2011. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $628,530 in 2011, of which $231,906 was provided for during the three months ended June 30, 2011 and $350,799 was provided for during the six months ended June 30, 2011.

Assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $1,791,369 at June 30, 2012. Gross write-downs totaling $30,450 were recorded on assets acquired in settlement of loans during the six months ended June 30, 2012 of which $0 was recorded during the three months ended June 30, 2012. There were no direct write-downs in the value of these assets during the three or six months ended June 30, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

				Range
Impaired loans	Fair value	Valuation Technique	Unobservable Inputs		to		Weighted Average
1-4 family residential mortgage	$152,000	Sales comparison approach	Adjustment for differences between the comparable sales	-4.00%		-4.00%	-4.00%
1-4 family rental property	72,528	Sales comparison approach	Adjustment for differences between the comparable sales	-32.00%		34.00%	1.35%
Home equity	116,791	Sales comparison approach	Adjustment for differences between the comparable sales	-1.00%		-1.00%	-1.00%
Multi-family real estate	3,828	Sales comparison approach	Adjustment for differences between the comparable sales	28.00%		28.00%	28.00%
Commercial real estate:
Non-owner occupied	13,620	Income approach	Capitalization rate	12.00%		12.00%	12.00%

				Range
Impaired loans	Fair value	Valuation Technique	Unobservable Inputs		to		Weighted Average

Assets Acquired in Settlement of Loans
Residential	86,339	Sales comparison approach	Adjustment for differences between the comparable sales	-15.00%			-5.27%
Commercial real estate	200,001	Sales comparison approach	Adjustment for differences between the comparable sales	-7.00%			-7.00%
Construction and development	249,591	Sales comparison approach	Adjustment for differences between the comparable sales	0%		16.00%	10.93%
Interest in limited liability company	1,255,437	Income approach	Capitalization rate			10.25%	10.25%

The carrying values and estimated fair values of financial assets and liabilities were as follows:

		Fair Value Measurements Using:
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,639,000	$8,639,000	$0	$0	$8,639,000
Certificate of deposit in financial institution	100,000	0	100,000	0	100,000
Securities available for sale	14,257,000	220,000	13,477,000	560,000	14,257,000
Loans held for sale	7,312,000	0	7,509,000	0	7,509,000
Loans, net	120,301,000	0	0	122,175,000	122,175,000
Federal bank stock	1,578,000	NA	NA	NA	NA
Accrued interest receivable	378,000	0	57,000	321,000	378,000

Financial liabilities
Deposits	(114,071,000)	(68,815,000)	(45,432,000)	0	(114,247,000)
Repurchase agreements	(5,513,000)	0	(5,513,000)	0	(5,513,000)
Federal Home Loan Bank advances	(19,000,000)	0	(19,038,000)	0	(19,038,000)
Accrued interest payable	(24,000)	(1,000)	(23,000)	0	(24,000)

December 31, 2011	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,046,000	$20,046,000
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	10,678,000	10,678,000
Loans held for sale	896,000	928,000
Loans, net	108,277,000	110,428,000
Federal bank stock	1,598,000	NA
Accrued interest receivable	340,000	340,000

Financial liabilities
Deposits	(103,962,000)	(104,100,000)
Repurchase agreements	(4,214,000)	(4,214,000)
Federal Home Loan Bank advances	(19,000,000)	(19,055,000)
Accrued interest payable	(24,000)	(24,000)

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

The following table depicts the activity under this Plan:

	2012
	Options	Weighted Average Exercise Price
Outstanding, January 1	1,281,850	$2.30
Granted	0	0
Forfeited	(800)	2.30
Exercised	0	0
Outstanding, June 30	1,281,050	$2.30

The weighted average remaining contractual life of the options outstanding at June 30, 2012 was 8.03 years. The intrinsic value of options outstanding was $0. At June 30, 2012, there were 265,250 options that were exercisable. All nonvested outstanding options are expected to vest.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

For the remainder of 2012	$99,718
2013	197,811
2014	197,811
2015	98,436
Total	$593,776

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

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2012 and December 31, 2011:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital to risk-weighted assets
Premier Bank & Trust	$19,593	15.3%	$10,265	8.0%	$12,831	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	17,981	14.0%	5,132	4.0%	7,699	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	17,981	11.7%	6,143	4.0%	7,678	5.0%

December 31, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$19,501	17.6%	$8,841	8.0%	$11,051	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	18,106	16.4%	4,420	4.0%	6,631	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	18,106	12.1%	5,965	4.0%	7,457	5.0%

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

Item 2. Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of June 30, 2012, and results of operations as of and for the three months and six months ended June 30, 2012 and 2011. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

OVERVIEW OF STRATEGIC DEVELOPMENTS

Following the recapitalization of the Company in February 2010, the Company’s management has focused on a number of initiatives including the following:

•	Improve the Company’s regulatory risk profile to alleviate the financial and management burden of problem loans and special supervision by the Bank’s principal regulator in connection with a Consent Order issued in February 2009.
o	The Consent Order was removed by the OCC on September 9, 2011, reflecting improvements in the management of problem loans.
•	Evaluate the markets where the Company’s branch network operates to determine whether the operating costs and demographics fit with the Bank’s business plan. As a result, the following events occurred:
o	A full service branch office was opened in February 2012 in St. Clairsville, Ohio expanding services offered to current and prospective clients at this Belmont County location. The branch office is located in the same plaza as the Bank’s Wealth office.
o	Deposits totaling $74.3 million and net loans totaling $9.1 million for two branch offices located in Wayne County, Ohio, were sold in October 2011.
o	Criticized loans included in the sale totaled $2.3 million.
•	Develop fee-based revenue through the wealth management business started by the Bank in April 2010.
o	Assets under management by the trust department totaled $111 million at June 30, 2012 and $105 million at year-end 2011.
•	Evaluate the core processing system to reduce costs while expanding product offerings to remain competitive through advances in technology.
o	The Bank completed a core processing system conversion in April 2012.
•	Deliver efficient and premier service and products for current and prospective clients and develop a sales culture throughout the Company.

In October 2011, Premier Bank & Trust completed the sale of two branch offices located in Wooster, Ohio, to The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., under an agreement (the “Agreement”) entered into during June 2011. Under the terms of the Agreement, CSB purchased approximately $9 million in loans, net of an allocation of the Allowance for Loan and Lease Losses totaling $600,000, real estate, fixtures and equipment associated with the branch locations, and deposits and other liabilities of $75 million. CSB paid a premium of $3.5 million, or 5% of the average amount of assumed deposits during the ten day period prior to and the day of closing less a fixed stated amount of $166,000. In addition to the loans, real estate, and fixed assets sold to CSB, the transaction was funded with approximately $42 million in cash and $19 million in borrowings from the Federal Home Loan Bank. This transaction positions the Company to focus on our core market of Stark County, Ohio, and provides future expansion potential. The impact of the branch sale is evident when comparing the results for the reported periods of 2012 with to the same period of 2011 particularly for deposit related noninterest income and overhead expenses.

The following key factors summarize the Company’s financial condition at June 30, 2012 compared to December 31, 2011:

•	Total assets increased $11.1 million to $157.7 million from $146.6 million.
•	Net loans increased $12.0 million to $120.3 million, and loans held for sale increased $6.4 million to $7.3 million.
•	Total deposits increased $10.1 million to $114.1 million.
•	Excess liquidity and higher deposit balances funded loan growth resulting in a reduction to cash and cash equivalents to $8.6 million compared to $20.0 million at year-end.
•	Total shareholders’ equity decreased $44,000 to $18.5 million principally due to the operating loss of approximately $182,000 recorded by the Company for the six months ended June 30, 2012. This decrease in capital was partially offset by approximately $98,000 in stock-based compensation costs and $40,000 in other comprehensive income.

The following key factors summarize our results of operations for the three months ended June 30, 2012:

•	The Company recorded net income of $33,039 for the second quarter of 2012 compared to a loss of $238,944 for the same period in 2011.
•	Net interest income improved $105,830 for the second quarter of 2012 compared to the same period in 2011.
•	No loan loss provision was recorded for the second quarter of 2012. Improvements to historical loss ratios enabled the Company to increase the loan portfolio without the need to provide for additional loan losses through provision expense. For the comparative quarter of 2011, the Company reduced its allowance for loan loss through a negative loan loss provision of $49,967.
•	Noninterest income decreased $21,169 driven by a reduction in service charges and other deposit related fee income totaling $79,168 resulting from the sale of two branch offices in October 2011.
•	Noninterest expense decreased by $366,235 principally due to the elimination of overhead associated with the branch sale.

The following key factors summarize our results of operations for the six months ended June 30, 2012:

•	The Company recorded a net loss of $181,935 for the first six months of 2012 compared to a net loss of $707,511 for the same period of 2011.
•	Net interest income improved $140,793 for the period in 2012 compared to the same period in 2011.
•	The Company reduced its allowance for loan loss through a negative loan loss provision totaling $7,557 for the first half of 2012 compared to a negative loan loss provision of $26,195 for the same period in 2011.
•	Noninterest income decreased $90,693 driven by a reduction in service charges and other deposit related fee income totaling $163,780 resulting from the sale of two branch offices in October 2011.
•	Noninterest expense decreased by $638,437 principally driven by the elimination of overhead associated with the sold branches.

The following forward-looking statements describe our near term outlook:

•	Margins may decline as interest earning assets continue to adjust to lower rates given the Federal Open Market Committee’s expectation to maintain a highly accommodative stance for monetary policy to support a stronger economic recovery. The FOMC has maintained the target range for the federal funds rate at 0 to ¼ percent and currently anticipates that economic conditions—including low rates of resource utilization and a subdued outlook for inflation over the medium run—are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. The FOMC also has the ability to influence longer term interest rates through its open market operations.
•	It will be difficult to reduce our cost of funds significantly below current levels.
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Credit quality will remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain elevated until asset quality and earnings improve.

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

FINANCIAL CONDITION – June 30, 2012 compared to December 31, 2011

Assets. At June 30, 2012, total assets increased to $157.7 million, up $11.1 million from $146.6 million at December 31, 2011. The asset increase was principally due to an increase in funds provided by an increase in deposits of $10.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $8.6 million at June 30, 2012, down $11.4 million from year-end 2011. The decrease in cash and cash equivalents was due to an increase in lending activities.

Securities. Total securities available for sale had an estimated fair value of $14.3 million at June 30, 2012, compared to $10.7 million at year-end 2011. There were no sales of securities during the first half of 2012. The net unrealized gain on the securities portfolio was $512,928 at June 30, 2012 compared to a net unrealized gain of $452,816 at December 31, 2011.

Loans Held for Sale. Loans held for sale increased to $7.3 million at June 30, 2012 compared to approximately $896,000 at year-end 2011. The increase was driven primarily by a new mortgage purchase participation (“MPP”)program whereby the Bank purchases a 50% interest in mortgage loans originated by brokers outside of the Bank’s market for another financial institution. At June 30, 2012, the balance of loans purchased through the MPP program totaled $7 million.

Loans and Asset Quality. Total loans, net of the allowance for loan loss and deferred loan fees, increased $12.0 million to $120.3 million, an increase of 11.1%. Loans criticized by management as special mention or substandard and not deemed impaired represented 4.7% of total loans at June 30, 2012, compared to 5.0% at December 31, 2011. Impaired loans on nonaccrual status represented 1.3% of total loans at June 30, 2012, and totaled $1,587,019. Improving asset quality continues to be a prime objective for management. Outstanding loan balances are expected to increase over the remainder of the year through business development efforts. However expected loan growth may be constrained by continued economic weakness in the markets served by the Company and competitive pressure.

Allowance for loan losses. The balance of the allowance for loan loss at June 30, 2012, was $2,271,108 compared to $2,484,478 at year-end 2011. No loan loss provision was recorded for the three months ended June 30, 2012 and a negative loan loss provision of $7,557 was recorded for the first half of 2012. Recoveries on loans previously charged-off totaled $17,702 and loans charged off totaled $223,515 for the six months ended June 30, 2012. The amount of the allowance for loan loss is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.

The reduction to the allowance is directionally consistent with the trends in the criticized loan portfolio. Historical loan loss rates are regularly updated to reflect the most recent three years of loss experience. Loss rates have declined as loan charge offs recorded during the first half of 2009 have begun to roll out of the loan loss experience rate calculation for 2012. Reductions to the estimate of incurred losses in the loan portfolio for lower loss rates resulted in a reduction to the Allowance for Loan Losses of approximately $465,000 at June 30, 2012 compared to year-end 2011. The specific allowance allocated to impaired loans declined approximately $42,000. These reductions were partially offset by the allowance for loan loss set aside for loan growth in the portfolio totaling approximately $100,000 and an increase in other subjective factors totaling approximately $194,000.

The general allowance allocated to loans not criticized by management totaled 1.56% of non-criticized loans at June 30, 2012, compared to 1.75% at year-end 2011. As a percentage of total loans, the allowance decreased to 1.85% at June 30, 2012, compared to 2.24% at year-end 2011. The allowance for loan loss as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 1.85% at June 30, 2012, compared to 2.22% at year-end 2011. Specific allocations of the allowance for impaired loans decreased to $77,395 at June 30, 2012 compared to $119,080 at year-end 2011.

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

Other real estate owned consisted of seven properties and totaled approximately $897,000 at June 30, 2012 compared to nine properties with a carrying value of $757,000 at year-end 2011. Two properties were sold for a gain of $4,036, and one property was transferred to OREO during the six months ended June 30, 2012.

Deposits. Total deposits increased $10.1 million to $114.1 million compared to year-end 2011. Certificates of deposit at June 30, 2012 included $17.8 million in deposits acquired from financial institutions subscribing to a national time deposit rate listing service. Approximately $2.2 million of the increase in total deposits were for time deposits opened through this program since the beginning of 2012. This funding source had a weighted average rate of 0.53% with an average remaining maturity of 163 days. It is a less expensive source of funds than for comparable funds raised through the retail time deposit market, but there is no opportunity to cross-sell other products and services to these depositors. It has also allowed the Bank to extend the maturity term of its deposits since retail depositors have migrated into money market funds as customers tend to be unwilling to lengthen deposit maturities given low interest rates. It has also partially replaced deposits sold through the branch sale during the fourth quarter of 2011.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaling $19 million were used as a funding source following the sale of two branches during the fourth quarter of 2012.

Shareholders’ Equity. Shareholders’ Equity decreased $44,000 to $18.5 million at June 30, 2012. The decrease was due to the operating loss of approximately $182,000 incurred for the six months of 2012 which was partially offset by stock-based compensation costs, a noncash expense, of approximately $98,000. Accumulated other comprehensive income increased by approximately $40,000.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012

The Company recorded net income of $33,039 for the three months ended June 30, 2012, compared to a net loss of $238,944, or $0.01 per share during the second quarter of 2011. Average shares outstanding totaled 19,714,564 for both periods.

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

	Three Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$12,325	$8	0.24%	$39,395	$22	0.23%
Securities available for sale	13,601	80	2.35%	16,458	122	2.96%
Securities held to maturity	0	0	0.00%	1,877	18	3.89%
Federal agency stock	1,580	19	4.85%	1,518	19	4.95%
Loans (1)	121,319	1,396	4.63%	101,246	1,351	5.35%
Total interest-earning assets	148,825	1,503	4.06%	160,494	1,532	3.83%
Noninterest-earning assets	5,530			8,065
Total assets	$154,355			$168,559

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,026	$5	0.31%	$10,012	$7	0.31%
Savings accounts	5,645	5	0.36%	12,580	11	0.34%
Money market accounts	31,641	34	0.44%	51,069	74	0.58%
Certificates of deposit	44,323	102	0.93%	51,730	188	1.46%
Total interest-bearing deposits	87,635	146	0.67%	125,391	280	0.90%
Other Borrowings	23,467	17	0.29%	3,796	18	1.95%
Total Interest-bearing liabilities	111,102	163	0.59%	129,187	298	0.93%
Noninterest-bearing demand deposits	23,521			22,599
Noninterest-bearing liabilities	1,372			698
Total liabilities	135,995			152,484
Shareholders' equity	18,360			16,075
Total liabilities and
shareholders' equity	$154,355			$168,559

Net interest income; interest rate spread (2)		$1,340	3.47%		$1,234	2.90%
Net earning assets	$37,723			$31,307
Net interest margin (3)			3.62%			3.08%

Average interest-earning assets to interest-bearing liabilities	1.3	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the three months ending June 30, 2012, net interest income was $1,339,527, up $105,830 from same period in 2011 while average total interest earning assets were down $11.7 million. Loans and liquid assets used to fund deposits sold during the third quarter of 2011 reduced the balance of earning assets. The yield on earning assets increased 0.23% to 4.06% for the second quarter of 2012 from 3.83% for the comparable period of 2011. The yield on interest-bearing liabilities declined 0.34% to 0.59% for the second quarter of 2012 from 0.93% for the same period in 2011. The net interest margin increased to 3.62% from 3.08%.

Interest Income. Total interest income for the second quarter of 2012 was $1.5 million, nearly unchanged from the second quarter of 2011. Interest-bearing assets continue to reprice downward as low interest rates prevailed during the quarter and originations of interest earning assets are booked at lower rates contributing to lower interest income levels. Average loans increased by $20 million for the comparative quarters which enabled the Company to maintain interest income at about the same level in the second quarter of 2012 compared to 2011 despite the decrease in earning assets and lower interest rates.

Interest expense. Interest on deposits declined $134,000 to $146,000 for the second quarter of 2012 compared to the same period in 2011. The average yield on interest-bearing deposits dropped 0.23% to 0.67%. The overall cost of interest bearing liabilities fell from 0.93% to 0.59%. Management expects it will be difficult to achieve further reductions to the cost its deposits since the current cost is already priced at historically low rates.

Provision for Loan Loss. No loan loss provision was recorded for the second quarter of 2012. A negative loan loss provision totaling $49,967 was recorded during the second quarter of 2011; negative loan loss provisions provide a positive contribution to net income. The provision for loan loss will fluctuate based on management’s evaluation of the credit within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income decreased $21,169 to $351,291 for the second quarter of 2012 compared to $372,460 for the same quarter of 2011. The decrease was the result of a reduction in service charges and other fees due to the sale of branch deposits during the fourth quarter of 2011.

Service charges and other fees declined $79,168 to $73,421 for the second quarter of 2012 compared to the same period of 2011. This decline resulted from the sale of deposit accounts during the fourth quarter of 2011. Those accounts generated approximately $90,000 in service charges and other fees during the second quarter of 2011.

The Bank’s trust department and brokerage business generated $226,949 in gross fees during the second quarter of 2012, up from $179,212 for the comparative quarter of 2011. These services, introduced during the second quarter of 2010, provided asset management expertise for $111 million in assets as of June 30, 2012.

Gains on sale of loans increased $17,198 to $38,691 for the second quarter of 2012 compared to the same quarter of 2011. Refinancing activity due to record low mortgage loan rates remains strong.

Other income declined $3,822 for the second quarter of 2012 compared to the same quarter last year. The decline was principally due to the absence of rental income from leased office space located at one of the sold branch offices.

Noninterest expense. Noninterest expense decreased $366,235 to $1,678,217 for the second quarter of 2012 compared to $2,044,452 for the second quarter of 2011. Lower expenses were principally the result of the reduction in overhead associated with the branch offices sold during the fourth quarter of 2012. Those savings were partially reduced by costs associated with the opening of a new branch office in St. Clairsville, Ohio in February 2012. The significant changes are detailed below.

Salaries and benefits decreased $143,252 to $892,107 for the second quarter of 2012 compared to $1,035,359 for the same period of 2011. Salaries and benefits costs associated with recently sold branches totaled approximately $93,000 for the second quarter of 2011.

Occupancy and equipment costs decreased $49,163 to $200,666 for the second quarter of 2012. Costs associated with recently sold branches during the second quarter of 2011 totaled approximately $70,000. Occupancy and equipment costs associated with the recently opened St. Clairsville branch totaled approximately $32,000.

Professional fees, including legal, accounting and other consulting expense, decreased $32,943 to $131,314 for the second quarter of 2012 principally due to a reduction in costs for legal expenses which were lower by $25,653 and audit and regulatory examination costs which were lower by $10,444.

Franchise tax increased $8,250 to $60,750 for the second quarter of 2012. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2011 compared to year-end 2010 resulted in higher costs for 2012.

Data processing charges include costs for internet banking, core systems data processing and courier charges. This expense category decreased $34,281 to $147,598. This cost is principally driven by the costs associated with core processing and is largely driven by transaction volumes. Costs for the second quarter of 2012 also included approximately $22,000 in expenses associated with the core processing conversion completed in April 2012.

Marketing costs were up $14,376 for the second quarter of 2012 to $30,786. This increase is attributed to the difference in the timing when costs are incurred. General marketing costs for 2012 are expected to be similar to the costs incurred in 2011.

Deposit insurance and deposit related expenses decreased $15,586 to $78,953 for the second quarter of 2012 compared to the same period in 2011. FDIC insurance expense decreased by approximately $7,000. Both the change in the methodology in FDIC assessments implemented April 1, 2011 and the reduction in total assessment base due to lower average total assets contributed to the decrease.

Other expenses decreased $110,765 during the second quarter of 2012 compared to the same period in 2011. Other loan origination expense deferrals increased $36,322 based on higher lending volumes for the comparative quarters; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs. Other real estate owned expenses decreased $14,257, insurance expense decreased $11,047, legal expenses associated with lending activities decreased $26,095, and directors’ fees decreased $4,500.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012

The net loss for the six months ended June 30, 2012, totaled $181,935, or a loss of $0.01 per share compared to a net loss of $707,511, or $0.04 per share during the same period of 2011. Average shares outstanding totaled 19,714,564 shares for both periods.

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

	Six Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$18,089	$19	0.22%	$35,851	$40	0.23%
Securities available for sale	11,712	146	2.49%	19,397	270	2.78%
Securities held to maturity	0	0	0.00%	2,347	45	3.87%
Federal agency stock	1,589	39	4.96%	1,537	38	5.00%
Loans (1)	116,741	2,741	4.73%	100,996	2,746	5.48%
Total interest-earning assets	148,131	2,945	4.01%	160,128	3,139	3.95%
Noninterest-earning assets	5,371			8,184
Total assets	$153,502			$168,312

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,864	$8	0.28%	$9,667	$15	0.31%
Savings accounts	5,587	10	0.37%	13,564	26	0.39%
Money market accounts	32,040	75	0.47%	49,493	154	0.63%
Certificates of deposit	42,673	197	0.93%	51,873	411	1.60%
Total interest-bearing deposits	86,164	290	0.68%	124,597	606	0.98%
Other Borrowings	23,536	33	0.29%	5,045	51	2.03%
Total Interest-bearing liabilities	109,700	323	0.59%	129,642	657	1.02%
Noninterest-bearing demand deposits	24,287			21,692
Noninterest-bearing liabilities	1,068			790
Total liabilities	135,055			152,124
Shareholders' equity	18,447			16,188
Total liabilities and
shareholders' equity	$153,502			$168,312

Net interest income; interest rate spread (2)		$2,622	3.42%		$2,482	2.90%
Net earning assets	$38,431			$30,486
Net interest margin (3)			3.57%			3.13%

Average interest-earning assets to interest-bearing liabilities	1.4	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the six months ended June 30, 2012, net interest income was $2.6 million, up $140,793 from the same period in 2011. Total interest and dividend income decreased $193,437. This decrease in revenue was offset by a decrease of $334,230 in total interest expense. The net interest margin improved to 3.57% from 3.13%.

Interest income. Interest income decreased by $193,437 for the first half of 2012 compared to 2011. The continuation of low interest rates resulted in floating rate assets repricing to lower interest rates over time and new interest earning assets booked at interest rates lower than prevailing rates on older loans held in the portfolio. Refinancing activity also pressures the yields on the existing portfolio of loans. The change in yield on earning assets caused interest income to decline by approximately $448,000. However this decline was partly offset by the change in the mix of earning assets from lower yielding investments to higher yielding loans; this allocation shift in volume improved interest income by about $258,000. Average earning assets declined by about $12 million as a result of assets used to fund the branch deposit sale in the fourth quarter of 2011.

Interest expense. The sustained low interest rate environment was evident in the decline in the Company’s cost of interest-bearing liabilities to 0.59% from 1.02% for the first half of 2012. The cost of every funding category declined although the pace of reductions to cost of funds has slowed. The volume of average interest-bearing liabilities declined $19.9 million as a result of the sale of branch deposits in the fourth quarter of 2011. The average balance of other borrowings increased $18.5 million principally due to advances drawn at the Federal Home Loan Bank during the fourth quarter of 2011 to assist with funding the branch deposit sale.

Provision for loan losses. A negative loan loss provision totaling $7,557 was recorded for the six months ended June 30, 2012; this had a positive effect on earnings. During the same period of 2011, the Company recorded a negative loan loss provision of $26,195. The provision for loan loss will fluctuate based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income decreased $90,693 to $634,122 for the first six months of 2012 from $724,815 for the same period in 2011. The decrease was directly related to the sale of branch deposits during the fourth quarter of 2011 that resulted in lower service charges and fees for the first half of 2012. Significant changes to the components of noninterest income for the six months ended June 30, 2012 compared to June 30, 2011 are discussed below.

Service charges and other fees declined $163,780 to $142,002 for the 2012 period compared to the 2011. Service charges and fees associated with deposit accounts sold during the fourth quarter of 2011 totaled approximately $180,000 for the first half of 2011.

The Bank’s trust department and brokerage business generated $443,336 in gross fees during the first six months of 2012, up $98,285 for the comparative period of 2011.

No securities were sold during the first six months of 2012. Gains on sale of securities available for sale resulted in revenue of $32,999 for the 2011. Securities sold included $4.9 million of 30 year GNMA mortgage-backed securities issued during 2009. These securities were sold to reduce the price sensitivity of the Bank’s securities portfolio in a rising interest rate environment.

Gains on sale of loans increased $13,244 to $61,484 for the 2012 period. Low mortgage rates prevailed during the first half of 2012 contributing to a pickup in mortgage activity, and home purchase activity has recently begun to improve in the Bank’s market area. Long term fixed rate mortgage loans are sold to an investor to minimize interest rate risk.

Net losses recorded on the disposition of assets acquired in settlement of loans during the 2012 period totaled $26,414. Direct write-downs on two properties totaled $30,450 which were partially offset by a gain on sale of two properties totaling $4,036. For the 2011 period, a loss of $35,299 was recorded on the sale of one property.

Noninterest expense. Total noninterest expense decreased $638,437 to $3.5 million compared to $4.1 million for the first half of the prior year. Changes comparing the first six months of 2012 to the same period of 2011 are described below.

Compensation costs decreased $232,292 to $1,848,617 for the first half of 2012. Compensation costs for the first half of 2011 associated with the two branch offices sold during the fourth quarter of 2011 totaled approximately $180,000. Compensation cost deferrals increased $54,632 based on higher lending volumes for the comparative periods; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs. Compensation costs associated with the St. Clairsville branch opened in early 2012 totaled approximately $68,000 for the first half of 2012.

Occupancy and equipment costs decreased $106,470 for the first half of 2012. Costs associated with the sold branch offices totaled approximately $146,000 for the first half of 2011. Occupancy and equipment costs incurred for the new full service branch office in St. Clairsville totaled approximately $56,000 for the first half of 2012.

Professional fees decreased $51,875 for the first half of 2012. These costs include legal, accounting and auditing, regulatory examination and consulting fees. Costs in each of these areas were lower in 2012 except for a modest increase of approximately $3,000 in consulting fees.

Franchise tax increased $15,250 to $121,550 for the first half of 2012. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2011 compared to year-end 2010 resulted in higher costs for 2012.

Data processing expense decreased $73,722 to $288,152 for the first half of 2012. This cost is largely driven by transaction volumes which were substantially reduced by the branch deposit sale in the fourth quarter of 2011.

Marketing and advertising expense increased $8,346 to $47,705 for the first half of 2012. This increase is attributed to the difference in the timing when costs are incurred. General marketing costs for 2012 are expected to be similar to the costs incurred in 2011.

Deposit expense and insurance fees decreased $55,857 to $151,891 for the first half of 2012. FDIC insurance expense decreased by approximately $40,000. Both the change in the methodology in FDIC assessments implemented April 1, 2011 and the reduction in total assessment base due to lower average total assets contributed to the decrease. Bank charges for cash letter processing and armored car services were also lower by approximately $16,000.

Other expenses decreased $136,358 to $327,741 for the first half of 2012. Contributing to this reduction were lower other real estate owned expenses totaling $26,331, loan legal expenses totaling $45,248, insurance expense totaling $21,718, and directors’ fees totaling $9,250. Other loan origination expense deferrals increased $33,658 contributing to lower comparative costs based on higher lending volumes; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2012, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

The Consolidated Statement of Cash Flows provides details on sources and uses of cash for the six months ended June 30, 2012. Cash and cash equivalents decreased $11.4 million to $8.6 million at June 30, 2012 since year-end 2011. Management considers the current liquidity level and the Bank’s additional funding capacity through available borrowing facilities to be sufficient for its current operations.

CAPITAL RESOURCES

Total shareholders’ equity was $18.5 million at June 30, 2012, a decrease of $44,000 from the prior year-end balance. The decrease in equity was due to the net loss of approximately $182,000 incurred by the Company for the six months ended June 30, 2012. Stock-based compensation expense of approximately $98,000 increased equity as this noncash expense is recorded as an increase to capital. Unrealized net gains in the investment portfolio increased by approximately $40,000 since year-end. These items substantially offset the impact of the net loss to shareholders’ equity.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At June 30, 2012, the Bank was well capitalized under the provisions of prompt corrective action. See Note 8 for more information regarding the regulatory capital requirements for the Bank and the Bank’s capital ratios as of June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item 4T. Controls and Procedures

As of June 30, 2012 an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2012

By: /s/ Jane Marsh

Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer

(principal financial officer and principal accounting officer)

Date: August 14, 2012

