Form 10-Q
period 2012-09-30
OHIO LEGACY CORP
filed 2012-11-14
CIK 1096654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, the latest practicable date, there were 1,971,431 shares of the issuer’s Common Stock, without par value, issued and outstanding.

OHIO LEGACY CORP

FORM 10-Q

AS OF AND FOR THE THREE AND NINE MONTHS ENDED September 30, 2012

THIRD QUARTER REPORT

Item 8. Financial Statements and Supplementary Data.

OHIO LEGACY CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$959,574	$778,689
Federal funds sold and interest-bearing deposits in financial institutions	5,664,378	19,267,467
Cash and cash equivalents	6,623,952	20,046,156
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	12,296,255	10,677,644
Loans held for sale	10,362,069	895,610
Loans, net of allowance of $2,514,913 and $2,484,478 at September 30, 2012 and December 31, 2011	134,959,552	108,277,319
Federal bank stock	1,577,750	1,597,850
Premises and equipment, net	2,489,948	2,452,627
Assets acquired in settlement of loans	2,138,299	2,012,752
Accrued interest receivable and other assets	1,015,004	541,409
Total assets	$171,562,829	$146,601,367

LIABILITIES
Deposits:
Noninterest-bearing demand	25,252,512	21,017,215
Interest-bearing demand	6,807,945	6,190,520
Savings	37,776,563	38,537,916
Certificates of deposit, net	47,390,258	38,216,813
Total deposits	117,227,278	103,962,464
Repurchase agreements	3,967,517	4,213,612
Short-term Federal Home Loan Bank advances	25,000,000	13,000,000
Long-term Federal Home Loan Bank advances	6,000,000	6,000,000
Accrued interest payable and other liabilities	723,541	837,203
Total liabilities	152,918,336	128,013,279

Commitments and contingent liabilities	0	0

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	0	0
Common stock, no par value;
September 30, 2012 and December 31, 2011: 22,500,000 shares authorized, 1,971,431 shares issued and outstanding at September 30, 2012 and 1,971,456 issued and outstanding at December 31, 2011	35,954,627	35,806,662
Accumulated deficit	(17,513,604)	(17,468,889)
Accumulated other comprehensive income	203,470	250,315
Total shareholders' equity	18,644,493	18,588,088
Total liabilities and shareholders' equity	$171,562,829	$146,601,367

See notes to the consolidated financial statements.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011
Interest and dividend income:
Loans, including fees	$1,591,120	$1,409,382
Securities, taxable	41,560	62,873
Securities, tax-exempt	26,919	27,177
Interest-bearing deposits, federal funds sold and other	3,085	25,032
Dividends on federal bank stock	19,140	17,637
Total interest and dividend income	1,681,824	1,542,101
Interest expense:
Deposits	152,753	270,438
Short-term Federal Home Loan Bank advances	7,807	0
Long-term Federal Home Loan Bank advances	8,597	0
Fed Funds Purchased	5	0
Repurchase agreements	2,990	3,144
Capital leases	0	15,426
Total interest expense	172,152	289,008
Net interest income	1,509,672	1,253,093
Provision for loan losses	117,375	(108,874)
Net interest income after provision for loan losses	1,392,297	1,361,967
Noninterest income:
Service charges and other fees	71,237	157,955
Trust and brokerage fee income	236,261	196,278
Gain on sales of securities available for sale, net	55,016	325,032
Gain on sale of loans	39,148	23,185
Loss on disposition of assets acquired in settlement of loans	(57,186)	(86,934)
Gain (loss) on disposition of fixed assets	2,100	(3,412)
Other income	1,879	10,069
Total noninterest income	348,455	622,173
Noninterest expense:
Salaries and benefits	898,025	976,541
Occupancy and equipment	194,378	233,673
Professional fees	133,956	166,814
Franchise tax	58,144	51,875
Data processing	66,855	182,818
Marketing and advertising	16,696	11,760
Stationery and supplies	8,788	15,138
Deposit expense and insurance	69,262	91,753
Branch disposal expenses	0	166,687
Other expenses	136,990	217,766
Total noninterest expense	1,583,094	2,114,825
Net income (loss) before income taxes	157,658	(130,685)
Income tax expense	20,438	149,384
Net income (loss)	$137,220	$(280,069)
Basic income (loss) per share	$0.07	$(0.14)
Diluted income (loss) per share	$0.07	$(0.14)

See notes to the consolidated financial statements.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Interest and dividend income:
Loans, including fees	$4,332,027	$4,154,898
Securities, taxable	133,413	323,491
Securities, tax-exempt	80,827	81,612
Interest-bearing deposits, federal funds sold and other	22,691	65,174
Dividends on federal bank stock	58,547	56,045
Total interest and dividend income	4,627,505	4,681,220
Interest expense:
Deposits	443,033	876,716
Short-term Federal Home Loan Bank advances	17,957	13,754
Long-term Federal Home Loan Bank advances	25,603	0
Fed Funds Purchased	5	0
Repurchase agreements	8,751	8,268
Capital leases	0	47,698
Total interest expense	495,349	946,436
Net interest income	4,132,156	3,734,784
Provision for loan losses	109,818	(135,069)
Net interest income after provision for loan losses	4,022,338	3,869,853
Noninterest income:
Service charges and other fees	213,240	463,739
Trust and brokerage fee income	679,597	541,328
Gain on sales of securities available for sale, net	55,016	358,030
Gain on sale of loans	100,632	71,425
Loss on disposition of assets acquired in settlement of loans	(83,600)	(122,233)
Loss on disposition of fixed assets	(442)	(3,749)
Other income	18,134	38,447
Total noninterest income	982,577	1,346,987
Noninterest expense:
Salaries and benefits	2,746,642	3,057,451
Occupancy and equipment	583,573	729,338
Professional fees	380,990	465,722
Franchise tax	179,694	158,175
Data processing	355,007	544,692
Marketing and advertising	64,401	51,118
Stationery and supplies	38,062	49,871
Deposit expense and insurance	221,152	299,501
Branch disposal expenses	0	166,687
Other expenses	464,732	681,865
Total noninterest expense	5,034,253	6,204,420
Net loss before income taxes	(29,338)	(987,580)
Income tax expense	15,377	0
Net loss	$(44,715)	$(987,580)
Basic loss per share	$(0.02)	$(0.50)
Diluted income loss per share	$(0.02)	$(0.50)

See notes to the consolidated financial statements.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$137,220	$(280,069)	$(44,715)	$(987,580)

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(51,941)	9,721	8,171	482,084
Reclassification adjustment for losses (gains) included in net income	(55,016)	(325,032)	(55,016)	(358,030)
Tax effect	20,438	149,383	0	0
Total other comprehensive income (loss)	(86,519)	(165,928)	(46,845)	124,054
Comprehensive income (loss)	$50,701	$(445,997)	$(91,560)	$(863,526)

See notes to the consolidated financial statements.

OHIO LEGACY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$18,543,958	$16,155,730	$18,588,088	$16,470,516
Stock based compensation expense	49,859	50,217	147,990	152,960
Comprehensive income (loss)	50,701	(445,997)	(91,560)	(863,526)
Cash paid in lieu of fractional shares for one-for-ten reverse stock split	(25)	0	(25)	0
Balance, end of period	$18,644,493	$15,759,950	$18,644,493	$15,759,950

See notes to the consolidated financial statements.

OHIO LEGACY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(44,715)	$(987,580)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	109,818	(135,069)
Depreciation and amortization	208,035	277,164
Loss on disposition of fixed assets	442	3,749
Securities amortization and accretion, net	91,539	183,490
Origination of loans held for sale	(12,446,000)	(5,427,370)
Proceeds from sales of loans held for sale	11,511,177	6,137,328
Participation interests in held for sale loans sold	42,995,076	0
Participation interests in held for sale loans purchased	(51,443,707)	0
Loss on disposition or direct write-down of assets acquired in settlement of loans	83,600	122,233
Gain on sale of securities available for sale	(55,016)	(358,030)
Gain on sale of loans held for sale	(100,632)	(71,425)
Stock based compensation expense	147,990	152,960
Net change in:
Accrued interest receivable and other assets	(473,595)	(1,400,192)
Accrued interest payable and other liabilities	(113,662)	(508,975)
Deferred loan fees (costs)	(48,206)	53,922
Net cash from operating activities	(9,577,856)	(1,957,795)
Cash flows from investing activities:
Purchases of securities available for sale	(6,209,677)	(6,539,002)
Redemptions of federal bank stock	20,100	39,700
Maturities, calls and paydowns of securities available for sale	3,701,527	12,967,243
Sales of securities available for sale	806,170	10,770,482
Proceeds from sale of assets acquired in settlement of loans	264,613	453,679
Participation loans sold	7,469,273	1,435,046
Participation loans purchased	(4,974,886)	(725,000)
Net change in loans	(29,694,364)	(13,311,810)
Proceeds from sale of premises and equipment	6,150	14,250
Acquisition of premises and equipment	(251,948)	(74,138)
Net cash from investing activities	(28,863,042)	5,030,450
Cash flows from financing activities
Net change in deposits	13,264,814	19,231,988
Net change in repurchase agreements	(246,095)	1,996,427
Repayment of capital lease obligations	0	(34,514)
Proceeds from short term FHLB advances, net of repayments	12,000,000	0
Repayments of long term FHLB advances	0	(5,000,000)
Cash paid in lieu of fractional shares for reverse stock split	(25)	0
Net cash from financing activities	25,018,694	16,193,901
Net change in cash and cash equivalents	(13,422,204)	19,266,556
Cash and cash equivalents at beginning of period	20,046,156	32,682,218
Cash and cash equivalents at end of period	$6,623,952	$51,948,774

See notes to the consolidated financial statements.

	For the nine months ended
	September 30,
	2012	2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	489,418	998,782
Federal income taxes	40,000	0
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	473,760	604,459
Reclassification of securities to available-for-sale from held-to-maturity	0	2,816,058
Reclassification of asset balances to assets to be disposed of through branch sale:
Loans, net	0	9,077,972
Premises and equipment, net	0	1,018,681
Reclassification of liability balances to liabilities to be disposed of through branch sale:
Deposits	0	74,303,746
Repurchase agreements	0	726,284
Capital lease obligation	0	373,079

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

These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2012, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
BASIC:
Net income (loss)	$137,220	$(280,069)	$(44,715)	$(987,580)
Weighted average common shares outstanding	1,971,453	1,971,456	1,971,455	1,971,456
Basic income (loss) per share	$0.07	$(0.14)	$(0.02)	$(0.50)

DILUTED:
Net income (loss)	$137,220	$(280,069)	$(44,715)	$(987,580)
Weighted average common shares outstanding	1,971,453	1,971,456	1,971,455	1,971,456
Dilutive effect of stock options	-	-	-	-
Total common shares and dilutive potential common shares	1,971,453	1,971,456	1,971,455	1,971,456
Diluted income (loss) per common share	$0.07	$(0.14)	$(0.02)	$(0.50)

The dilutive potential common shares that were excluded from the computation of diluted earnings per share because the effect of their exercise was anti-dilutive totaled 128,105 at September 30, 2012 and 2011.

At the annual meeting held on May 15, 2012, the Company’s shareholders approved an amendment to its articles of incorporation to effect a 1 for 10 reverse stock split. On August 21, 2012, the Board of Directors authorized filing with the Ohio Secretary of State’s office an amendment to the Company’s articles of incorporation to effect the 1 for 10 reverse stock split effective September 18, 2012. All share and related option information has been retroactively adjusted to reflect the reduced number of shares and options resulting from this action. The reverse split reduces the number of common shares outstanding from 19,714,564 to 1,971,431. Cash was paid for 25.4 fractional shares. The reverse split also affected the common stock underlying stock options that were outstanding immediately prior to the effective date of the reverse stock split as well as the strike price of those options which was adjusted to a price equal to ten times the original strike price. The number of authorized shares of the Company’s common stock was not affected by the reverse stock split. Earnings per share, outstanding common shares and weighted average common shares outstanding have been retroactively restated to reflect this change.

NOTE 3 – INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
U.S. Government-sponsored enterprises	$1,018,380	$0	$(188)	$1,018,192
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	7,874,990	181,333	0	8,056,323
Other mortgage-backed securities-residential	199,537	0	(11,625)	187,912
Municipal securities	2,757,477	186,601	0	2,944,078
Equity securities	39,900	49,850	0	89,750
Total	$11,890,284	$417,784	$(11,813)	$12,296,255

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
U.S. Government-sponsored enterprises	$2,514,982	$952	$(28)	$2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	4,663,733	201,434	0	4,865,167
Other mortgage-backed securities-residential	250,748	0	(60,877)	189,871
Municipal Securities	2,755,465	205,885		2,961,350
Equity securities	39,900	105,450	0	145,350
Total	$10,224,828	$513,721	$(60,905)	$10,677,644

All mortgage-backed securities at both period ends are residential mortgage-backed securities.

Proceeds from the sale of securities available-for-sale totaled $806,170 for the nine months ended September 30, 2012 and included gross gains of $55,016 and gross losses of $0. Proceeds from the sale of securities available-for-sale totaled $10,770,482 for the nine months ended September 30, 2011 and included gross gains of $358,030 and gross losses of $0. Proceeds from the sale of securities available-for-sale totaled $806,170 for the three months ended September 30, 2012 and included gross gains of $55,016 and gross losses of $0. Proceeds from the sale of securities available-for-sale totaled $5,818,639 for the three months ended September 30, 2011 and included gross gains of $325,032 and gross losses of $0.

The fair value of debt securities and the carrying amount, if different, at September 30, 2012 by expected maturity are depicted in the following table. Expected maturities may differ from contractual maturities because the loans underlying the mortgage-backed securities generally can be prepaid without penalty.

Available for Sale
Fair Value
Due in one year or less	$0
Due from one to five years	922,475
Due from five to ten years	2,017,837
Due after ten years	1,021,958
Mortgage-backed securities-residential	8,244,235
Total	$12,206,505

Securities with unrealized losses for less than one year and one year or more were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,018,192	$(188)	$0	$0	$1,018,192	$(188)
Other mortgage-backed securities-residential	0	0	187,912	(11,625)	187,912	(11,625)
Total	$1,018,192	$(188)	$187,912	$(11,625)	$1,206,104	$(11,813)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,003,318	$(28)	$0	$0	$1,003,318	$(28)
Other mortgage-backed securities-residential	0	0	189,871	(60,877)	189,871	(60,877)
Total	$1,003,318	$(28)	$189,871	$(60,877)	$1,193,189	$(60,905)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of September 30, 2012, the Company’s security portfolio consisted of 27 securities, one of which was in an unrealized loss position for 12 months or longer.

Mortgage-backed securities-residential

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $187,912 which represents an unrealized loss of approximately $11,625 at September 30, 2012; the estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security was rated Caa1 by Moody’s on April 21, 2011 and BBB- on July 12, 2011 by Standard & Poor’s rating services. This security is senior to several subordinate classes of securities that together are collateralized by a pool of residential mortgages. No losses incurred on the mortgages in the pool have been assigned to the senior classes. Although the borrowers are not required to make principal payments during the initial 10 year period, 80% of the original principal has been repaid as of September 30, 2012. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of September 30, 2012, the Company believes there is no OTTI and does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

NOTE 4 – LOANS

Loans, by collateral type, were as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Balance	Percent	Balance	Percent
Residential real estate	$32,756,685	23.9%	$27,985,517	25.3%
Multifamily real estate	11,163,410	8.1%	9,140,672	8.2%
Commercial real estate	52,895,736	38.5%	42,622,961	38.5%
Construction	5,946,871	4.3%	4,219,420	3.8%
Commercial	15,361,786	11.2%	10,031,094	9.1%
Secured by trust assets	6,103,720	4.4%	6,798,929	6.1%
Consumer and home equity	13,166,494	9.6%	9,931,647	9.0%
Total Loans	137,394,702	100.0%	110,730,240	100.0%
Less: Allowance for loan losses	(2,514,913)		(2,484,478)
Net deferred loan costs (fees)	79,763		31,557
Loans, net	$134,959,552		$108,277,319

Residential real estate loans pledged as collateral for advances and to support available borrowing capacity at the Federal Home Loan Bank totaled approximately $29,838,000 at September 30, 2012 and $24,475,000 at December 31, 2011. Commercial and multi-family real estate pledged to the FHLB as of September 30, 2012 and December 31, 2011 totaled $30,701,000 and $23,827,000, respectively. Commercial and home equity loans pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at September 30, 2012 and December 31, 2011 totaled $27,024,000 and $16,553,000, respectively.

Activity in the allowance for loan losses by loan class for the three months and nine months ended September 30 are presented in the following tables:

		For the Three Months Ended September 30, 2012
	Balance, June 30, 2012	Provision for Loan Losses	Loans Charged- Off	Recoveries	Balance, September 30, 2012
1-4 family residential mortgage	$203,688	$12,050	$0	$1,157	$216,895
1-4 family rental property	244,685	(6,115)	0	873	239,443
Multi-family real estate	426,039	(25,835)	0	0	400,204
Home equity loans	179,833	117,051	(935)	5,968	301,917
Consumer	36,571	688	(1,145)	618	36,732
Commercial	173,919	(247,479)	(1,100)	111,790	37,130
Secured by trust assets	13,877	(1,670)	0	0	12,207
Commercial real estate:
Non-owner occupied	215,353	56,765	0	0	272,118
Owner occupied	701,302	196,447	(2,405)	2,405	897,749
Construction and development	75,841	15,473	0	9,204	100,518
Total	$2,271,108	$117,375	$(5,585)	$132,015	$2,514,913

		For the Three Months Ended September 30, 2011
	Balance, June 30, 2011	Provision for Loan Losses	Loans Charged- Off	Recoveries	Reclassification for loans to be disposed of through branch sale	Balance, September 30, 2011
1-4 family residential mortgage	$174,411	$4,387	$0	$0	$(5,745)	$173,053
1-4 family rental property	199,799	13,721	0	0	(11,918)	201,602
Multi-family real estate	410,604	156,305	0	0	(132,966)	433,943
Home equity loans	88,155	7,608	0	0	(1,836)	93,927
Consumer	10,383	(4,260)	(426)	528	(914)	5,311
Commercial	280,171	43,907	0	10,118	(90,260)	243,936
Secured by trust assets	11,794	1,421	0	0	0	13,215
Commercial real estate:
Non-owner occupied	427,587	(63,510)	0	0	(5,966)	358,111
Owner occupied	995,368	(30,860)	(7,554)	59,708	(350,395)	666,267
Construction and development	163,230	(237,593)	(1,205)	250,846	0	175,278
Total	$2,761,502	$(108,874)	$(9,185)	$321,200	$(600,000)	$2,364,643

		For the Nine Months Ended September 30, 2012
	Balance, December 31, 2011	Provision for Loan Losses	Loans Charged- Off	Recoveries	Balance, September 30, 2012
1-4 family residential mortgage	$202,699	$101,615	$(90,366)	$2,947	$216,895
1-4 family rental property	235,523	33,184	(30,137)	873	239,443
Multi-family real estate	423,031	(22,827)	0	0	400,204
Home equity loans	139,419	177,948	(21,418)	5,968	301,917
Consumer	9,687	27,981	(2,262)	1,326	36,732
Commercial	284,961	(362,126)	(1,100)	115,395	37,130
Secured by trust assets	13,600	(1,393)	0	0	12,207
Commercial real estate:
Non-owner occupied	278,699	24,831	(31,412)	0	272,118
Owner occupied	662,269	235,480	(2,405)	2,405	897,749
Construction and development	234,590	(104,875)	(50,000)	20,803	100,518
Total	$2,484,478	$109,818	$(229,100)	$149,717	$2,514,913

		For the Nine Months Ended September 30, 2011
	Balance, December 31, 2010	Provision for Loan Losses	Loans Charged-Off	Recoveries	Reclassification for loans to be disposed of through branch sale	Balance, September 30, 2011
1-4 family residential mortgage	$183,507	$43,368	$(48,077)	$0	$(5,745)	$173,053
1-4 family rental property	331,184	(117,664)	0	0	(11,918)	201,602
Multi-family real estate	454,670	112,239	0	0	(132,966)	433,943
Home equity loans	93,187	2,576	0	0	(1,836)	93,927
Consumer	10,818	(5,052)	(942)	1,401	(914)	5,311
Commercial	275,473	128,440	(81,263)	11,546	(90,260)	243,936
Secured by trust assets	12,095	1,120	0	0	0	13,215
Commercial real estate:
Non-owner occupied	509,739	(116,573)	(29,089)	0	(5,966)	358,111
Owner occupied	1,043,458	44,475	(166,658)	95,387	(350,395)	666,267
Construction and development	141,635	(227,998)	(1,205)	262,846	0	175,278
Total	$3,055,766	$(135,069)	$(327,234)	$371,180	$(600,000)	$2,364,643

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

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
September 30, 2012	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$216,895	$27,924,779	$0	$592,980	$216,895	$28,517,759
1-4 family rental property	232,754	4,187,254	6,689	51,672	239,443	4,238,926
Multi-family real estate	400,204	10,868,730	0	294,680	400,204	11,163,410
Home equity	258,168	11,279,952	43,749	224,164	301,917	11,504,116
Consumer	36,732	1,662,378	0	0	36,732	1,662,378
Commercial	35,831	15,252,073	1,299	109,713	37,130	15,361,786
Secured by trust assets	12,207	6,103,720	0	0	12,207	6,103,720
Commercial real estate:
Non-owner occupied	245,790	22,070,954	26,328	2,451,292	272,118	24,522,246
Owner occupied	892,384	27,698,986	5,365	674,504	897,749	28,373,490
Construction and development	100,518	5,946,871	0	0	100,518	5,946,871
Total	$2,431,483	$132,995,697	$83,430	$4,399,005	$2,514,913	$137,394,702

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$202,699	$23,645,009	$0	$108,877	$202,699	$23,753,886
1-4 family rental property	235,523	4,068,998	0	162,633	235,523	4,231,631
Multi-family real estate	423,031	9,132,775	0	7,897	423,031	9,140,672
Home equity	98,944	8,711,640	40,475	189,603	139,419	8,901,243
Consumer	9,687	1,030,404	0	0	9,687	1,030,404
Commercial	284,347	9,838,175	614	192,919	284,961	10,031,094
Commercial secured by trust assets	13,600	6,798,929	0	0	13,600	6,798,929
Commercial real estate:
Non-owner occupied	212,153	20,279,967	66,546	2,522,791	278,699	22,802,758
Owner occupied	650,824	19,208,688	11,445	611,515	662,269	19,820,203
Construction and development	234,590	3,931,523	0	287,897	234,590	4,219,420
Total	$2,365,398	$106,646,108	$119,080	$4,084,132	$2,484,478	$110,730,240

The following tables present loans individually evaluated for impairment by loan class as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and September 30, 2011:

	As of September 30, 2012			As of December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$627,121	$592,980	$0	$197,637	$108,877	$0
1-4 family rental property	63,597	14,709	0	288,674	162,633	0
Multi-family real estate	325,355	294,680	0	36,952	7,897	0
Home equity	58,833	58,038	0	32,336	32,337	0
Commercial	108,415	108,414	0	371,177	192,305	0
Commercial real estate:
Non-owner occupied	2,411,344	2,411,344	0	1,836,578	1,754,214	0
Owner occupied	710,524	669,139	0	613,495	533,746	0
Construction and development	0	0	0	716,657	287,897	0
Subtotal	4,305,189	4,149,304	0	4,093,506	3,079,906	0

With an allowance recorded:
1-4 family residential mortgage	0	0	0	0	0	0
1-4 family rental property	60,949	36,963	6,689	0	0	0
Multi-family real estate	0	0	0	0	0	0
Home equity	166,126	166,126	43,749	157,266	157,266	40,475
Commercial	1,349	1,299	1,299	2,849	614	614
Commercial real estate:
Non-owner occupied	118,959	39,948	26,328	773,028	768,577	66,546
Owner occupied	11,037	5,365	5,365	82,517	77,769	11,445
Subtotal	358,420	249,701	83,430	1,015,660	1,004,226	119,080

Total	$4,663,609	$4,399,005	$83,430	$5,109,166	$4,084,132	$119,080

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With no related allowance recorded:
1-4 family residential mortgage	$552,930	$0	$0	$175,495	$0	$0
1-4 family rental property	18,943	1,344	1,344	32,410	0	0
Multi-family real estate	98,227	4,453	1,881	0	0	0
Home equity	58,311	0	0	0	0	0
Commercial	117,977	1,444	1,499	145,130	0	0
Commercial real estate:
Non-owner occupied	2,418,961	34,531	36,834	40,121	0	0
Owner occupied	638,082	0	0	631,845	1,712	1,712
Construction and development	0	0	0	765,633	0	0
Subtotal	3,903,431	41,772	41,558	1,790,634	1,712	1,712

With an allowance recorded:
1-4 family residential mortgage	0	0	0	92,885	0	0
1-4 family rental property	34,059	0	0	152,234	0	0
Multi-family real estate	1,966	0	0	0	0	0
Home equity	118,396	1,873	1,876	0	0	0
Consumer	0	0	0	0	0	0
Commercial	0	0	0	0	0	0
Commercial real estate:
Non-owner occupied	13,620	0	0	0	0	0
Owner occupied	0	0	0	54,499	0	0
Subtotal	168,041	1,873	1,876	299,618	0	0

Total	$4,071,472	$43,645	$43,434	$2,090,252	$1,712	$1,712

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With no related allowance recorded:
1-4 family residential mortgage	$398,096	$0	$0	$243,244	$590	$590
1-4 family rental property	80,595	1,344	1,344	132,624	10,861	10,861
Multi-family real estate	36,615	12,914	8,945	15,283	0	0
Home equity	60,966	0	0	3,980	0	0
Commercial	151,202	7,127	6,609	171,291	0	0
Commercial real estate:
Non-owner occupied	2,462,059	108,274	104,313	101,698	0	0
Owner occupied	588,159	0	0	971,027	1,712	1,712
Construction and development	159,943	0	0	937,493	0	0
Subtotal	3,937,635	129,659	121,211	2,576,640	13,163	13,163

With an allowance recorded:
1-4 family residential mortgage	0	0	0	48,211	0	0
1-4 family rental property	36,592	0	0	67,716	0	0
Multi-family real estate	1,081	0	0	0	0	0
Home equity	117,242	5,836	5,307	0	0	0
Consumer	0	0	0	0	0	0
Commercial	0	0	0	29,543	0	0
Commercial real estate:
Non-owner occupied	7,709	0	0	15,207	0	0
Owner occupied	6,998	0	0	42,449	0	0
Subtotal	169,622	5,836	5,307	203,126	0	0

Total	$4,107,257	$135,495	$126,518	$2,779,766	$13,163	$13,163

The following tables present the aging of the recorded investment in loans by loan class:

		Days Past Due
September 30, 2012	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Total
1-4 family residential mortgage	27,575,017.00	$383,198	$0	$559,544	$942,742	$28,517,759
1-4 family rental property	4,187,254	29,128	0	22,544	51,672	4,238,926
Multi-family real estate	10,868,730	290,285	0	4,395	294,680	11,163,410
Home equity loans	11,395,326	32,979	0	75,811	108,790	11,504,116
Consumer	1,660,649	1,729	0	0	1,729	1,662,378
Commercial	15,343,298	1,299	0	17,189	18,488	15,361,786
Secured by trust assets	6,103,720	0	0	0	0	6,103,720
Commercial real estate:
Non-owner occupied	24,482,298	0	0	39,948	39,948	24,522,246
Owner occupied	25,626,195	196,026	2,298,246	253,023	2,747,295	28,373,490
Construction and development	5,946,871	0	0	0	0	5,946,871
Total	$133,189,358	$934,644	$2,298,246	$972,454	$4,205,344	$137,394,702

The 60-89 Days past due balance consists of one loan in which the Bank owns a 2.45% participation interest. Sixty-six participants share in the credit. The loan has matured and the participating banks have not agreed on renewal terms for the borrower. The participation agreement requires approval of 100% of the participating banks to renew the loan.

		Days Past Due
December 31, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Total
1-4 family residential mortgage	$23,161,060	$454,167	$138,659	$0	$592,826	$23,753,886
1-4 family rental property	3,924,394	144,603	31,975	130,659	307,237	4,231,631
Multi-family real estate	9,132,775	0	0	7,897	7,897	9,140,672
Home equity loans	8,809,248	25,161	34,497	32,337	91,995	8,901,243
Consumer	1,017,062	0	11,670	1,672	13,342	1,030,404
Commercial	10,005,369	3,848	6,692	15,185	25,725	10,031,094
Secured by trust assets	6,798,929	0	0	0	0	6,798,929
Commercial real estate:
Non-owner occupied	22,762,810	0	0	39,948	39,948	22,802,758
Owner occupied	19,581,686	0	0	238,517	238,517	19,820,203
Construction and development	3,881,837	49,686	0	287,897	337,583	4,219,420
Total	$109,075,170	$677,465	$223,493	$754,112	$1,655,070	$110,730,240

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by loan class:

September 30, 2012	Nonaccrual Loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$592,980	$0	$592,980
1-4 family rental property	51,672	0	51,672
Multi-family real estate	4,395	0	4,395
Home equity loans	75,811	0	75,811
Consumer	5,412	0	5,412
Commercial	18,488	0	18,488
Secured by trust assets	0	0	0
Commercial real estate:
Non-owner occupied	39,948	0	39,948
Owner occupied	674,504	0	674,504
Construction and development	0	0	0
Total	$1,463,210	$0	$1,463,210

December 31, 2011	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$108,877	$0	$108,877
1-4 family rental property	162,633	0	162,633
Multi-family real estate	7,897	0	7,897
Home equity loans	38,612	0	38,612
Consumer	6,309	1,672	7,981
Commercial	77,919	0	77,919

December 31, 2011	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
Commercial real estate:
Non-owner occupied	39,948	0	39,948
Owner occupied	611,515	0	611,515
Construction and development	287,897	0	287,897
Total	$1,341,607	$1,672	$1,343,279

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

The following tables report the balance of TDRs outstanding and related information as of September 30, 2012 and December 31, 2011:

		Outstanding Recorded Investment
September 30, 2012:	Number of Loans	Pre-Modification	Post-Modification
Home equity	1	$150,991	$150,991
Commercial	1	64,532	115,000
Commercial real estate:
Non-owner occupied	5	2,476,202	2,781,147
Owner occupied	1	238,517	229,519
Total	8	$2,930,242	$3,276,657

TDR allocated specific reserves			$31,562
TDR loan commitments outstanding			6,000

		Outstanding Recorded Investment
December 31, 2011:	Number of Loans	Pre-Modification	Post-Modification
Home equity	1	$150,991	$150,991
Commercial	3	145,294	195,761
Commercial real estate:
Non-owner occupied	4	2,222,984	2,490,647
Owner occupied	2	120,403	120,403
Total	10	$2,639,672	$2,957,802

TDR allocated specific reserves			$100,746
TDR loan commitments outstanding			$6,000

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

A loan is typically considered to be in payment default once it is eleven days contractually past due under the modified terms. During the three and nine months ending September 30, 2012, there was one non-owner occupied commercial real estate loan identified as a TDR totaling $290,285 for which a payment default occurred during the prior twelve months following the modification. The payment default did not result in a charge off or a change in the allowance for loan and lease losses.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

The following table includes TDR related activity for the three and nine months ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
TDRs completed:
Owner occupied commercial real estate	0	$0	0	$0	1	$220,090	2	$113,648
Commercial	0	0	0	0	0	0	5	107,778
Non-owner occupied commercial real estate	1	290,285	0	0	1	290,285	0	0

TDR related increase (decrease) in the allowance for loan loss		$0		$0		$0		$0
TDR charge offs		0		0		0		0

No loans were modified during the three or nine months ending September 30, 2012 that had a significant payment delay and did not meet the definition of a troubled debt restructuring.

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

September 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$27,615,597	$190,768	$118,414	$592,980	$0	$28,517,759
1-4 family rental property	816,981	3,285,463	0	136,482	0	4,238,926
Multi-family real estate	285,578	7,493,765	2,037,477	1,346,590	0	11,163,410
Home equity loans	11,217,858	62,094	0	191,827	32,337	11,504,116
Consumer	1,662,378	0	0	0	0	1,662,378

September 30, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	0	15,253,371	0	108,415	0	15,361,786
Secured by trust assets	0	6,103,720	0	0	0	6,103,720
Commercial real estate:
Non-owner occupied	0	20,750,236	829,485	2,942,525	0	24,522,246
Owner occupied	0	24,997,476	2,477,364	898,650	0	28,373,490
Construction and development	2,805,585	3,141,286	0	0	0	5,946,871
Total	$44,403,977	$81,278,179	$5,462,740	$6,217,469	$32,337	$137,394,702

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$23,441,682	$0	$203,327	$1,680	$107,197	$23,753,886
1-4 family rental property	494,363	2,872,069	513,544	351,655	0	4,231,631
Multi-family real estate	303,587	7,240,618	254,823	1,341,644	0	9,140,672
Home equity loans	8,637,268	72,895	1,477	150,991	38,612	8,901,243
Consumer	1,030,404	0	0	0	0	1,030,404
Commercial	0	9,823,849	14,326	130,799	62,120	10,031,094
Secured by trust assets	675,626	6,123,303	0	0	0	6,798,929
Commercial real estate:						0
Non-owner occupied	5,000	19,005,683	759,562	3,032,513	0	22,802,758
Owner occupied	1,795	17,493,719	1,506,489	707,573	110,627	19,820,203
Construction and development	1,867,195	2,037,504	26,824	287,897	0	4,219,420
Total	$36,456,920	$64,669,640	$3,280,372	$6,004,752	$318,556	$110,730,240

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

	Residential
September 30, 2012	1-4 family	Home Equity	Consumer	Total
Performing	$27,924,779	$11,428,305	$1,656,966	$41,010,050
Nonperforming	592,980	75,811	5,412	674,203
Total	$28,517,759	$11,504,116	$1,662,378	$41,684,253

	Residential
December 31, 2011	1-4 Family	Home Equity	Consumer	Total
Performing	$23,645,009	$8,711,640	$1,024,095	$33,380,744
Nonperforming	108,877	189,603	6,309	304,789
Total	$23,753,886	$8,901,243	$1,030,404	$33,685,533

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

Assets acquired in settlement of loans were as follows:

	September 30,	December 31,
	2012	2011
Interest in limited liability company	$1,255,437	$1,255,437
Residential real estate	79,155	201,154
Commercial real estate	263,000	292,251
Construction and development	540,707	263,910
Total	$2,138,299	$2,012,752

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

Direct write-downs of assets acquired in settlement of loans totaled $87,636 and $70,148 for the nine months ended September 30, 2012 and 2011, respectively. Direct write-downs of assets acquired in settlement of loans totaled $57,186 and $70,148 for the three months ended September 30, 2012 and 2011, respectively.

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

Assets measured at fair value on a recurring basis are summarized in the following tables:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2012:
Equity securities	$89,750	$0	$0	$89,750
U.S. government sponsored enterprises	0	1,018,192	0	1,018,192
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	0	8,056,323	0	8,056,323
Other mortgage backed securities-residential	0	187,912	0	187,912
Municipal securities	0	2,380,172	563,906	2,944,078
Total securities available for sale	$89,750	$11,642,599	$563,906	$12,296,255

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2011:
Equity securities	$145,350	$0	$0	$145,350
U.S. government sponsored enterprises	0	2,515,906	0	2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	0	4,865,167	0	4,865,167
Other mortgage backed securities-residential	0	189,871	0	189,871

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Municipal securities	0	2,379,836	581,514	2,961,350
Total securities available for sale	$145,350	$9,950,780	$581,514	$10,677,644

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

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 securities during the three or nine months ended September 30, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012. There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2012
Balance of recurring Level 3 assets, beginning of period	$560,124	$581,514
Total gains or losses (realized/unrealized):
Included in earnings – realized
Included in earnings – unrealized
Included in other comprehensive income	3,782	(17,608)
Purchases
Sales
Issuances
Settlements
Transfers in and/or out of Level 3
Balance of recurring Level 3 assets, end of period	$563,906	$563,906

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three months and nine months ended September 30 for Level 3 assets and liabilities that are still held at September 30.

	Changes in Unrealized Gains/Losses		Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at		Relating to Assets Still Held at
	Reporting Date for the Three Months		Reporting Date for the Nine Months
	Ending September 30,		Ending September 30,
	Municipal Securities		Municipal Securities
	2012	2011	2012	2011
Interest income on securities	$27	$0	$105	$0
Other changes in fair value	3,755	0	(17,713)	0
Total	$3,782	$0	($17,608)	$0

Assets measured at fair value on a non-recurring basis are summarized in the following table:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2012:
Impaired loans:
1-4 family residential mortgage	$0	$0	$152,000	$152,001
1-4 family rental property	0	0	45,619	45,619
Home equity	0	0	122,377	122,377
Multi-family real estate	0	0	4,774	4,774
Commercial	0	0	0	0
Commercial real estate:
Non-owner occupied	0	0	13,620	13,620
Owner occupied	0	0	0	0
Construction and development	0	0	0	0

Assets acquired in settlement of loans:
Residential	0	0	79,155	79,155
Commercial real estate	0	0	150,000	150,000
Construction and development	0	0	179,947	179,947
Interest in limited liability company	0	0	1,255,437	1,255,437

December 31, 2011:
Impaired loans:
1-4 family residential mortgage	$0	$0	$107,197	$107,197
1-4 family rental property	0	0	130,659	130,659
Home equity	0	0	116,791	116,791
Multi-family real estate	0	0	7,897	7,897
Commercial	0	0	62,120	62,120
Commercial real estate:
Non-owner occupied	0	0	741,979	741,979
Owner occupied	0	0	66,324	66,324
Construction and development	0	0	287,897	287,897

Assets acquired in settlement of loans:
Residential	0	0	55,989	55,989
Commercial real estate	0	0	292,251	292,251
Construction and development	0	0	263,910	263,910
Interest in limited liability company	0	0	1,255,437	1,255,437

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $421,820 with a specific allocation of the allowance for loan losses of $83,430 at September 30, 2012. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $149,973 for the nine months ended September 30, 2012 of which $9,540 was provided for during the three months ended September 30, 2012.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,639,944, with a specific allocation of the allowance for loan losses of $119,080 at December 31, 2011. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $628,530 in 2011, of which $94,643 was provided for during the three months ended September 30, 2011 and $445,442 was provided for during the nine months ended September 30, 2011.

Assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $1,664,539 at September 30, 2012. Gross write-downs totaling $87,636 were recorded on assets acquired in settlement of loans during the nine months ended September 30, 2012 of which $57,186 was recorded during the three months ended September 30, 2012. Gross write-downs totaling $70,148 were recorded on assets acquired in settlement of loans during the nine months ended September 30, 2011—all was recorded during the three months ended September 30, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range to		Weighted Average

Impaired loans
1-4 family residential	$152,000	Sales comparison approach	Adjustment for differences between the comparable sales	-4.00%	0.00%	-4.00%
1-4 family rental property	45,619	Sales comparison approach	Adjustment for differences between the comparable sales	-32.00%	1.00%	-9.03%
Home equity	122,377	Sales comparison approach	Adjustment for differences between the comparable sales	-1.00%	4.00%	-0.50%
Multi-family real estate	4,774	Sales comparison approach	Adjustment for differences between the comparable sales	0.00%	2.10%	2.10%
Commercial real estate:
Non-owner occupied	13,620	Income approach	Capitalization rate	12.00%	12.00%	12.00%

Assets Acquired in Settlement of Loans
Residential	$79,155	Sales comparison approach	Adjustment for differences between the comparable sales	-15.00%	0.00%	-4.39%
Commercial real estate	150,000	Sales comparison approach	Adjustment for differences between the comparable sales	-7.00%	-7.00%	-7.00%
Construction and development	179,947	Sales comparison approach	Adjustment for differences between the comparable sales	0%	0.00%	0.00%
Interest in limited liability company	1,255,437	Income approach	Capitalization rate	10.25%	10.25%	10.25%

The carrying values and estimated fair values of financial assets and liabilities were as follows:

		Fair Value Measurements Using:
September 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$6,624,000	$6,624,000	$0	$0	$6,624,000
Certificate of deposit in financial institution	100,000	0	100,000	0	100,000
Securities available for sale	12,296,000	90,000	11,642,000	564,000	12,296,000
Loans held for sale	10,362,000	0	10,617,000	0	10,617,000
Loans, net	134,960,000	0	0	136,602,000	136,602,000
Federal bank stock	1,578,000	NA	NA	NA	NA
Accrued interest receivable	445,000	0	77,000	368,000	445,000
Financial liabilities
Deposits	(117,227,000)	(69,837,000)	(47,564,000)	0	(117,401,000)
Repurchase agreements	(3,968,000)	0	(3,968,000)	0	(3,968,000)
Federal Home Loan Bank advances	(31,000,000)	0	(31,007,000)	0	(31,007,000)
Accrued interest payable	(30,000)	(2,000)	(28,000)	0	(30,000)

December 31, 2011	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,046,000	$20,046,000
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	10,678,000	10,678,000
Loans held for sale	896,000	928,000
Loans, net	108,277,000	110,428,000
Federal bank stock	1,598,000	NA
Accrued interest receivable	340,000	340,000

December 31, 2011	Carrying Value	Estimated Fair Value
Financial liabilities
Deposits	(103,962,000)	(104,100,000)
Repurchase agreements	(4,214,000)	(4,214,000)
Federal Home Loan Bank advances	(19,000,000)	(19,055,000)
Accrued interest payable	(24,000)	(24,000)

NOTE 7 – STOCK BASED COMPENSATION

As discussed in Note 2, the Company completed a 1 for 10 reverse stock split effective September 18, 2012. The reverse stock split also affected the common stock underlying stock options including the maximum number of shares available for share-based awards, the number of underlying options outstanding, and the strike price of options previously granted and outstanding. All share-based award information has been retroactively adjusted to reflect the reduced number of options and the resulting higher exercise price.

Shareholders adopted the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan in May 2010. The Plan permits the grant of share-based awards for a maximum of 200,000 shares of common stock. The Plan provides for awards of options, restricted stock, stock appreciation rights, and other stock-based awards to employees, directors and consultants. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Options awards have vesting periods as determined by the Compensation Committee of the Board of Directors. All options currently outstanding have an original vesting period of five years. The Company has a policy of using authorized but unissued common shares to satisfy option exercises.

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

The following table depicts the activity under this Plan:

	2012
	Options	Weighted Average Exercise Price
Outstanding, January 1	128,185	$23.00
Granted	-	-
Forfeited	(80)	23.00
Exercised	-	-
Outstanding, September 30	128,105	$23.00

The weighted average remaining contractual life of the options outstanding at September 30, 2012 was 7.78 years. The intrinsic value of options outstanding was $0. At September 30, 2012, there were 26,525 options that were exercisable. All nonvested outstanding options are expected to vest.

The compensation cost yet to be recognized for stock options that have been awarded but not vested is as follows:

For the remainder of 2012	$49,859
2013	197,811
2014	197,811
2015	98,436
$543,917

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

Actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2012 and December 31, 2011:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital to risk-weighted assets
Premier Bank & Trust	$20,035	13.9%	$11,538	8.0%	$14,423	10.0%
Tier 1 capital to risk-weighted assets
Premier Bank & Trust	18,223	12.6%	5,769	4.0%	8,654	6.0%
Tier 1 capital to average assets
Premier Bank & Trust	18,223	11.4%	6,390	4.0%	7,987	5.0%
December 31, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$19,501	17.6%	$8,841	8.0%	$11,051	10.0%
Tier 1 capital to risk-weighted assets
Premier Bank & Trust	18,106	16.4%	4,420	4.0%	6,631	6.0%
Tier 1 capital to average assets
Premier Bank & Trust	18,106	12.1%	5,965	4.0%	7,457	5.0%

NOTE 9 – INCOME TAXES

At September 30, 2012, a valuation allowance of $4,416,779 was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero due primarily to losses sustained in prior years. As a result, income tax benefits related to net operating losses are not typically recorded. A portion of the change in the valuation allowance in each period is attributable to other comprehensive income.

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

At December 31, 2011, after consideration of the reduction to pre-transaction net operating losses due to the section 382 limitation, the Company had net operating loss carryforwards of approximately $7,246,000 that will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $3,801,000 on December 31, 2029, and $2,056,000 on December 31, 2030. In addition, the Company had approximately $76,000 of alternative minimum tax credits that may be carried forward indefinitely.

At December 31, 2011 and 2010, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

Item 2. Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition as of September 30, 2012, and results of operations as of and for the three months and nine months ended September 30, 2012 and 2011. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-Q include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation;

•	general economic and business conditions;

•	changes in industry conditions created by state and federal legislation and regulations;

•	changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	our ability to retain existing customers and attract new customers;

•	our development of new products and services and their success in the marketplace;

•	our ability to seek additional capital in the future;

•	the adequacy of our allowance for loan losses; and

•	our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.

OVERVIEW OF STRATEGIC DEVELOPMENTS

The Company’s management has focused on a number of initiatives including the following:

•	Evaluate the markets where the Company’s branch network operates to determine whether the operating costs and demographics fit with the Bank’s business plan. As a result, the following events occurred:
o	A full service branch office was opened in February 2012 in St. Clairsville, Ohio expanding services offered to current and prospective clients at this Belmont County location. The branch office is located in the same plaza as the Bank’s Wealth office.
o	Deposits totaling $74.3 million and net loans totaling $9.1 million, including criticized loans of $2.3 million, for two branch offices located in Wayne County, Ohio, were sold in October 2011.
•	Develop fee-based revenue through the wealth management business started by the Bank in April 2010.
o	Assets under management by the trust department totaled $118 million at September 30, 2012 and $105 million at year-end 2011.
•	Evaluate the core processing system to reduce costs while expanding product offerings to remain competitive through advances in technology.
o	The Bank completed a core processing system conversion in April 2012. The second phase of product implementation is underway including imaging, customer relationship management software and other back-office initiatives.
•	Deliver efficient and premier service and products for current and prospective clients and develop a sales culture throughout the Company.

In October 2011, Premier Bank & Trust completed the sale of two branch offices located in Wooster, Ohio, to The Commercial and Savings Bank of Millersburg, Ohio (“CSB”), a wholly owned subsidiary of CSB Bancorp, Inc., under an agreement (the “Agreement”) entered into during June 2011. Under the terms of the Agreement, CSB purchased approximately $9 million in loans, net of an allocation of the Allowance for Loan and Lease Losses totaling $600,000, real estate, fixtures and equipment associated with the branch locations, and deposits and other liabilities of $75 million. CSB paid a premium of $3.5 million, or 5% of the average amount of assumed deposits during the ten day period prior to and the day of closing less a fixed stated amount of $166,000. In addition to the loans, real estate, and fixed assets sold to CSB, the transaction was funded with approximately $42 million in cash and $19 million in borrowings from the Federal Home Loan Bank. This transaction positions the Company to focus on our core market of Stark and Belmont Counties in Ohio, and provides future expansion potential. The impact of the branch sale is evident when comparing the results for the reported periods of 2012 with to the same period of 2011 particularly for deposit related noninterest income and overhead expenses.

The following key factors summarize the Company’s financial condition at September 30, 2012 compared to December 31, 2011:

•	Total assets increased $25.0 million to $171.6 million from $146.6 million.
•	Net loans increased $26.7 million to $135.0 million, and loans held for sale increased $9.5 million to $10.4 million.
•	Total deposits increased $13.3 million to $117.2 million.
•	Excess liquidity, higher deposit balances, and short-term borrowings from the Federal Home Loan Bank funded loan growth resulting in a $13.4 million reduction to cash and cash equivalents to $6.6 million compared to $20.0 million at year-end.
•	Total shareholders’ equity increased $56,000 to $18.6 million. The increase in capital was the result of stock-based compensation expense of $148,000 which was partially offset by an operating loss of $45,000 for the nine months ended September 30, 2012 and other comprehensive loss of $47,000.

The following key factors summarize our results of operations for the three months ended September 30, 2012:

•	The Company recorded net income of $137,220 for the third quarter of 2012 compared to a loss of $280,069 for the same period in 2011.
•	Net interest income improved $256,579 for the third quarter of 2012 compared to the same period in 2011.
•	The loan loss provision for the third quarter of 2012 was $117,375 compared to a negative loan loss provision of $108,874 for the year-ago quarter. The Company has benefited from improvements to the historical loss rates used in its estimate of the allowance for loan loss during both periods. Net recoveries of approximately $312,000 for the third quarter of 2011 enabled the Company to record a negative loan loss provision during that period.
•	Noninterest income decreased $273,718 as gains on sales of securities declined by $270,016 and service charges and other deposit related fee income declined by $86,718 resulting from the sale deposits for two branch offices in October 2011.
29

•	Noninterest expense decreased by $531,731 principally due to the elimination of overhead associated with the sold branches and the absence of branch disposal expenses totaling $166,687 incurred during the year-ago quarter.

The following key factors summarize our results of operations for the nine months ended September 30, 2012:

•	The Company recorded a net loss of $44,715 for the first nine months of 2012 compared to a net loss of $987,580 for the same period of 2011.
•	Net interest income improved $397,372 for the period in 2012 compared to the same period in 2011.
•	The loan loss provision for 2012 was $109,818 compared to a negative loan loss provision of $135,069 for the year-ago quarter.
•	Noninterest income decreased $364,410 driven by a reduction in service charges and other deposit related fee income of approximately $270,000 from the sale of two branch offices in October 2011 and by a reduction in securities gains which were lower by $303,014 for the comparative periods. Trust and brokerage fee income increased $138,269.
•	Noninterest expense decreased by $1,170,167. The decline was partly driven by the elimination of overhead associated with the sold branches and lower expenses for professional fees, data processing, and loan expenses including other real estate owned costs.

The following forward-looking statements describe our near term outlook:

•	Margins may decline as interest earning assets continue to adjust to lower rates given the Federal Open Market Committee’s expectation to maintain a highly accommodative stance for monetary policy to support a stronger economic recovery. The FOMC has maintained the target range for the federal funds rate at 0 to ¼ percent and currently anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. The FOMC also has the ability to influence longer term interest rates through its open market operations.
•	It will be difficult to reduce our cost of funds significantly below current levels.
•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;
•	Credit quality will remain a primary focus of the Company, and costs associated with credit administration and collection efforts will remain high;
•	The Bank’s costs associated with its regulatory risk profile including FDIC insurance and regulatory examination costs will remain elevated until asset quality and earnings improve.

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

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $7,246,000 will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $3,801,000 on December 31, 2029, and $2,056,000 on December 31, 2030. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Note 9 to the consolidated financial statements.

FINANCIAL CONDITION – September 30, 2012 compared to December 31, 2011

Assets. At September 30, 2012, total assets increased to $171.6 million, up $25.0 million from $146.6 million at December 31, 2011. The asset increase was principally due to an increase in funds provided by an increase in deposits of $13.3 million and a $12 million increase in short-term borrowings from the Federal Home Loan Bank.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $6.6 million at September 30, 2012, down $13.4 million from year-end 2011. The decrease in cash and cash equivalents was due to an increase in lending activities.

Securities. Total securities available for sale had an estimated fair value of $12.3 million at September 30, 2012, compared to $10.7 million at year-end 2011. One security was sold during the nine months ended September 30, 2012 for a gain of $55,016. The net unrealized gain on the securities portfolio was $405,971 at September 30, 2012 compared to a net unrealized gain of $452,816 at December 31, 2011.

Loans Held for Sale. Loans held for sale increased to $10.4 million at September 30, 2012 compared to approximately $896,000 at year-end 2011. The increase was driven primarily by a mortgage purchase participation (“MPP”) program whereby the Bank purchases a 50% interest in mortgage loans originated by brokers outside of the Bank’s market from another financial institution. At September 30, 2012, the balance of loans purchased through the MPP program totaled $8.4 million.

Loans and Asset Quality. Total loans, net of the allowance for loan loss and deferred loan fees, increased $26.7 million to $135.0 million, an increase of 24.6%. Loans criticized by management as special mention or substandard and not deemed impaired represented 5.3% of total loans at September 30, 2012, compared to 5.0% at December 31, 2011. Impaired loans on nonaccrual status represented 1.1% of total loans and totaled $1,457,796 at September 30, 2012, compared to $1,335,298, or 1.2% of total loans at December 31, 2011. Improving asset quality continues to be a prime objective for management. Outstanding loan balances are expected to increase over the remainder of the year through business development efforts. However expected loan growth may be constrained by continued economic weakness in the markets served by the Company and competitive pressure.

At September 30, 2012, owner occupied, commercial real estate classified as special mention included a $2.3 million participation loan originated in 2007 that had matured. Since the loan was past maturity, it was downgraded from a pass grade during the third quarter because the participating banks had not agreed on renewal terms for the borrower. The participation agreement requires approval of 100% of the sixty-six participating banks to renew the loan. This loan is also included in the 60-89 days past due category and is the principal reason that total past due loans increased to $4.2 million at September 30, 2012 from $1.7 million at December 31, 2012.

Allowance for loan losses. The balance of the allowance for loan losses at September 30, 2012, was $2,514,913 compared to $2,484,478 at year-end 2011. Loan loss provision expense of $117,375 was recorded for the three months ended September 30, 2012 and loan loss provision expense of $109,818 was recorded for the first nine months of 2012. Recoveries on loans previously charged-off totaled $149,717 and loans charged off totaled $229,100 for the nine months ended September 30, 2012. A negative loan loss provision of $108,874 was recorded for the three months ended September 30, 2011 and a negative loan loss provision of $135,069 was recorded for the first nine months of 2011. Recoveries on loans previously charged-off totaled $371,180 and loans charged off totaled $327,234 for the nine months ended September 30, 2011. The amount of the allowance for loan loss is based on a combination of actual experiential factors such as historical losses for each category of loans, information about specific borrowers, and other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature.

Historical loan loss rates are regularly updated to reflect the most recent three years of loss experience. Loss rates have declined as loan charge offs recorded during the first nine months of 2009 have begun to roll out of the loan loss experience rate calculation for 2012. Reductions to the estimate of incurred losses in the loan portfolio for lower loss rates resulted in a reduction to the allowance for loan losses of approximately $1,047,000 at September 30, 2012 compared to year-end 2011. The specific allowance allocated to impaired loans declined approximately $36,000. These reductions were partially offset by the allowance for loan losses set aside for loan growth in the portfolio totaling approximately $508,000 and an increase in other subjective factors totaling approximately $605,000.

The general allowance allocated to loans not criticized by management totaled 1.85% of non-criticized loans at September 30, 2012, compared to 1.75% at year-end 2011. As a percentage of total loans, the allowance decreased to 1.83% at September 30, 2012, compared to 2.24% at year-end 2011. The allowance for loan loss as a percentage of loans not individually identified as impaired and that excludes the amount of the allowance specifically allocated to impaired loans totaled 1.83% at September 30, 2012, compared to 2.22% at year-end 2011. Specific allocations of the allowance for impaired loans decreased to $83,430 at September 30, 2012 compared to $119,080 at year-end 2011.

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

Other real estate owned consisted of eight properties and totaled approximately $883,000 at September 30, 2012 compared to nine properties with a carrying value of $757,000 at year-end 2011. Five properties were sold for a gain of $4,036, and two properties were transferred to OREO during the nine months ended September 30, 2012. Direct valuation write-downs were recorded on four properties totaling $87,636 for the nine months ended September 30, 2012.

Deposits. Total deposits increased $13.3 million to $117.2 million compared to year-end 2011. Certificates of deposit at September 30, 2012 included $16.9 million in deposits acquired from financial institutions subscribing to a national time deposit rate listing service compared to $15.5 million on deposit through this service at year-end 2011, an increase of $1.4 million. While this funding source is typically a less expensive source of funds than for comparable funds raised through the retail time deposit market, there is no opportunity to cross-sell other products and services to these depositors. It has also allowed the Bank to better manage the average term of its time deposits since retail depositors have migrated into money market funds as customers tend to be unwilling to lengthen time deposit maturities given the current low interest rate environment. It has partially replaced deposits sold through the branch sale during the fourth quarter of 2011.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaling $19 million were used as a funding source following the sale of two branches during the fourth quarter of 2011. Since year-end, the Company has used short-term advances principally to fund the increase in mortgage loans held for sale.

Shareholders’ Equity. Shareholders’ Equity increased $56,000 to $18.6 million at September 30, 2012. This modest increase was the result of stock-based compensation expense of $148,000—a non-cash expense added back to shareholders’ equity so that it is capital neutral. This was partially offset by an operating loss of $45,000 for the nine months ended September 30, 2012 and other comprehensive loss of $47,000.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012

The Company recorded net income of $137,220, or $0.07 per share, for the three months ended September 30, 2012, compared to a net loss of $280,069, or a loss of $0.14 per share, during the third quarter of 2011. Average shares outstanding totaled 1,971,453 for 2012 and 1,971,456 for 2011. Share and per share amounts are retroactively restated to reflect the effect of a 1 for 10 reverse stock split completed during the third quarter of 2012.

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

	Three Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$5,376	$3	0.23%	$44,476	$25	0.22%
Securities available for sale	12,537	69	2.18%	13,480	90	2.67%
Securities held to maturity	0	0	0.00%	0	0	0.00%
Federal agency stock	1,578	19	4.85%	1,518	18	4.65%
Loans (1)	135,327	1,591	4.68%	109,007	1,409	5.13%
Total interest-earning assets	154,818	1,682	4.32%	168,481	1,542	3.63%
Noninterest-earning assets	5,687			7,849
Total assets	$160,505			$176,330

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,841	$4	0.25%	$9,712	$6	0.26%
Savings accounts	5,880	5	0.35%	13,359	12	0.35%
Money market accounts	32,054	36	0.44%	51,082	71	0.56%
Certificates of deposit	46,373	108	0.93%	55,989	181	1.28%
Total interest-bearing deposits	90,148	153	0.67%	130,142	270	0.82%
Other borrowings	26,915	19	0.29%	4,967	19	1.48%
Total Interest-bearing liabilities	117,063	172	0.59%	135,109	289	0.85%
Noninterest-bearing demand deposits	24,277			24,529
Noninterest-bearing liabilities	617			700
Total liabilities	141,957			160,338
Shareholders' equity	18,548			15,992
Total liabilities and shareholders' equity	$160,505			$176,330

Net interest income; interest rate spread (2)		$1,510	3.73%		$1,253	2.78%
Net earning assets	$37,755			$33,372
Net interest margin (3)			3.88%			2.95%

Average interest-earning assets to interest-bearing liabilities	1.3	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the three months ending September 30, 2012, net interest income was $1,509,672, up $256,579 from the same period in 2011 while average total interest earning assets were down $13.7 million. Loans and liquid assets used to fund deposits sold during the third quarter of 2011 reduced the balance of earning assets. The yield on earning assets increased 69 basis points to 4.32% for the third quarter of 2012 from 3.63% for the comparable period of 2011. The yield on interest-bearing liabilities declined 26 basis points to 0.59% for the third quarter of 2012 from 0.85% for the same period in 2011. The net interest margin increased to 3.88% from 2.95%.

Interest Income. Total interest income for the third quarter of 2012 was $1.7 million, up approximately $140,000 from the third quarter of 2011. Average loans increased by $26 million for the comparative quarters which enabled the Company to improve interest income despite the decrease in earning assets and lower interest rates. The increase in loan balances was the major contributor to higher interest income. The volume change contributed approximately $293,000 toward interest income for the quarter. However, interest-bearing assets, including adjustable rate loans, continue to reprice downward as low interest rates prevailed during the quarter and originations of interest earning assets are booked at lower rates otherwise reducing the improvement in interest income due to the increase in loan balances. Lower yields on the loan portfolio partially offset the volume increase by approximately $111,000.

Interest expense. Interest on deposits declined $118,000 to $153,000 for the third quarter of 2012 compared to the same period in 2011. The average yield on interest-bearing deposits dropped 15 basis points to 0.67%. The overall cost of interest bearing liabilities fell from 0.85% to 0.59%. Management expects it will be difficult to achieve further reductions to the cost of deposits since the current cost is already priced at historically low rates.

Provision for Loan Loss. The loan loss provision expense for the third quarter of 2012 was $117,375 compared to a negative loan loss provision totaling $108,874 recorded during the third quarter of 2011; negative loan loss provisions provide a positive contribution to net income. The provision for loan loss will fluctuate based on management’s evaluation of the credit within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. Improvements to the historical three year loan loss rates reduced the required allowance estimate for the pass-rated loan pools particularly in the commercial and construction and development classifications. Higher loan balances in these categories partially absorbed some of these reductions as well as an increase in other subjective factors used in the estimate of incurred losses. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income decreased $273,718 to $348,455 for the third quarter of 2012 compared to $622,173 for the same quarter of 2011. The decrease was the result of smaller gains realized on the sale of securities for the comparative period and a reduction in service charges and other fees due to the sale of branch deposits during the fourth quarter of 2011.

Gains on the sale of securities totaled $55,016 for the third quarter of 2012 compared to $325,032 for the year ago quarter. Securities sold during 2012 totaled $806,170 compared to $5,818,639 for the 2011 quarter.

Service charges and other fees declined $86,718 to $71,237 for the third quarter of 2012 compared to the same period of 2011. This decline resulted from the sale of deposit accounts during the fourth quarter of 2011. Those accounts generated approximately $91,000 in service charges and other fees during the third quarter of 2011.

The Bank’s trust department and brokerage business generated $236,261 in gross fees during the third quarter of 2012, up from $196,278 for the comparative quarter of 2011. These services, introduced during the third quarter of 2010, provided asset management expertise for $118 million in assets as of September 30, 2012.

Gains on sale of loans increased $15,963 to $39,148 for the third quarter of 2012 compared to the same quarter of 2011. Refinancing activity due to record low mortgage loan rates remains strong.

Other income declined $8,190 for the third quarter of 2012 compared to the same quarter last year. The decline was principally due to the absence of rental income from leased office space located at one of the sold branch offices.

Noninterest expense. Noninterest expense decreased $531,731 to $1,583,094 for the third quarter of 2012 compared to $2,114,825 for the third quarter of 2011. Lower expenses were principally the result of the reduction in overhead associated with the branch offices sold during the fourth quarter of 2012 and the absence of branch disposal expenses totaling $166,687 for the third quarter of 2011. Those savings were partially reduced by costs associated with the opening of a new branch office in St. Clairsville, Ohio in February 2012. The significant changes are detailed below.

Salaries and benefits decreased $78,516 to $898,025 for the third quarter of 2012 compared to $976,541 for the same period of 2011. Salaries and benefits costs associated with recently sold branches totaled approximately $93,000 for the third quarter of 2011. Compensation cost deferrals increased $52,235 based on higher lending volumes for the comparative periods; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs.

Occupancy and equipment costs decreased $39,295 to $194,378 for the third quarter of 2012. Costs associated with recently sold branches during the third quarter of 2011 totaled approximately $68,000. Occupancy and equipment costs associated with the recently opened St. Clairsville branch totaled approximately $32,000.

Professional fees, including legal, accounting and other consulting expense, decreased $32,858 to $133,956 for the third quarter of 2012 principally due to a reduction in costs for legal expenses which were lower by $27,345 and audit and regulatory examination costs which were lower by $9,584.

Franchise tax increased $6,269 to $58,144 for the third quarter of 2012. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2011 compared to year-end 2010 resulted in higher costs for 2012.

Data processing charges include costs for internet banking, core systems data processing and courier charges. This expense category decreased $115,963 to $66,855. This cost is principally driven by the costs associated with core processing and is largely driven by transaction volumes. Costs for the third quarter of 2012 also included reimbursement totaling $45,000 from a vendor for core processing conversion costs.

Marketing costs were up $4,936 for the third quarter of 2012 to $16,696. This increase is attributed to the difference in the timing when costs are incurred. General marketing costs for 2012 are expected to be similar to the costs incurred in 2011.

Deposit insurance and deposit related expenses decreased $22,491 to $69,262 for the third quarter of 2012 compared to the same period in 2011. FDIC insurance expense decreased by approximately $6,000. Both the change in the methodology in FDIC assessments implemented April 1, 2011 and the reduction in total assessment base due to lower average total assets contributed to the decrease. Other deposit related expenses declined due to the sale of the branch offices in 2011.

Other expenses decreased $80,776 during the third quarter of 2012 compared to the same period in 2011. Two categories of expense comprised most of this reduction. Loan related expenses declined $30,133 and other real estate owned expenses decreased $51,578.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012

The net loss for the nine months ended September 30, 2012, totaled $44,715, or a loss of $0.02 per share compared to a net loss of $987,580, or $0.50 per share during the same period of 2011. Average shares outstanding totaled 1,971,455 shares for the 2012 period and 1,971,456 for the 2011 period. Share and per share amounts are retroactively restated to reflect the effect of a 1 for 10 reverse stock split completed during the third quarter of 2012.

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

	Nine Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$13,851	$23	0.22%	$38,726	$65	0.23%
Securities available for sale	11,987	214	2.38%	17,424	360	2.75%
Securities held to maturity	0	0	0.00%	1,564	45	3.87%
Federal agency stock	1,585	59	4.93%	1,531	56	4.88%
Loans (1)	122,936	4,332	4.71%	103,666	4,155	5.36%
Total interest-earning assets	150,359	4,628	4.11%	162,911	4,681	3.84%
Noninterest-earning assets	5,476			8,072
Total assets	$155,835			$170,983

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,856	$12	0.27%	$9,682	$21	0.29%
Savings accounts	5,684	15	0.36%	13,496	38	0.37%
Money market accounts	32,045	110	0.46%	50,022	225	0.60%
Certificates of deposit	43,906	306	0.93%	53,245	592	1.49%
Total interest-bearing deposits	87,491	443	0.68%	126,445	876	0.93%
Other Borrowings	24,662	52	0.28%	5,019	70	1.85%
Total Interest-bearing liabilities	112,153	495	0.59%	131,464	946	0.96%
Noninterest-bearing demand deposits	24,284			22,638
Noninterest-bearing liabilities	917			761
Total liabilities	137,354			154,863
Shareholders' equity	18,481			16,120

Total liabilities and shareholders' equity	$155,835			$170,983

Net interest income; interest rate spread (2)		$4,133	3.52%		$3,735	2.88%
Net earning assets	$38,206			$31,447
Net interest margin (3)			3.67%			3.07%

Average interest-earning assets to interest-bearing liabilities	1.3	X		1.2	X

(1)	Net of net deferred loan fees and costs and loans in process. Non-accrual loans are reported in non-interest earning assets in this table.
(2)	Interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(3)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

Net interest income. For the nine months ended September 30, 2012, net interest income was $4.1 million, up $397,372 from the same period in 2011. Total interest and dividend income decreased $53,715. This decrease in revenue was offset by a decrease of $451,087 in total interest expense. The net interest margin improved to 3.67% from 3.07%.

Interest income. Interest income decreased by $53,715 for the first nine months of 2012 compared to 2011. The continuation of low market interest rates resulted in floating rate assets repricing to lower interest rates over time and new interest earning assets booked at interest rates lower than prevailing rates on older loans held in the portfolio. Refinancing activity also pressures the yields on the existing portfolio of loans. The change in yield on earning assets caused interest income to decline by approximately $374,000. However this decline was partly offset by the change in the mix of earning assets from lower yielding investments to higher yielding loans; this allocation shift in volume improved interest income by about $320,000. Average earning assets declined by about $12.6 million as a result of assets used to fund the branch deposit sale in the fourth quarter of 2011.

Interest expense. The sustained low interest rate environment was evident in the decline in the Company’s cost of interest-bearing liabilities to 0.59% from 0.96% for the first nine months of 2012. The cost of every funding category declined although the pace of reductions to cost of funds has slowed. The volume of average interest-bearing liabilities declined $19.3 million as a result of the sale of branch deposits in the fourth quarter of 2011. The average balance of other borrowings increased $19.6 million principally due to advances drawn at the Federal Home Loan Bank during the fourth quarter of 2011 to assist with funding the branch deposit sale.

Provision for loan losses. The provision for loan loss totaled $109,818 for the nine months of 2012 compared to a negative loan loss provision totaling $135,069 recorded in the year-ago period. Provision expense was principally driven by the increase in lending volume experienced during 2012. The provision for loan loss fluctuates based on management’s evaluation of the credits within the loan portfolio, changes in credit loss experience factors, and incurred losses in the loan portfolio during the period. Improvements to the historical three year loan loss rates reduced the required allowance estimate for the pass-rated loan pools particularly in the commercial and construction and development classifications. Higher loan balances in these categories partially absorbed some of these reductions as well as an increase in other subjective factors used in the estimate of incurred losses. See also the discussion above for the Allowance for Loan Losses.

Noninterest income. Noninterest income decreased $364,410 to $982,577 for the first nine months of 2012 from $1,346,987 for the same period in 2011. The decrease was directly related to the sale of branch deposits during the fourth quarter of 2011 that resulted in lower service charges and fees for the first nine months of 2012 and lower securities gains. Significant changes to the components of noninterest income for the nine months ended September 30, 2012 compared to September 30, 2011 are discussed below.

Service charges and other fees declined $250,499 to $213,240 for the 2012 period compared to the 2011. Service charges and fees associated with deposit accounts sold during the fourth quarter of 2011 totaled approximately $271,000 for the nine months of 2011.

The Bank’s trust department and brokerage business generated $679,597 in gross fees during the first nine months of 2012, up $138,269 from the comparative period of 2011.

Gains on sale of securities available for sale resulted in revenue of $55,016 for 2012 and $358,030 for 2011. One 30 year GNMA mortgage-backed security issued in 2009 was sold during 2012 in anticipation of higher prepayment rates that would reduce the yield on the bond. Securities sold in 2011 included $4.9 million of 30 year GNMA mortgage-backed securities issued during 2009. These securities were sold to reduce the price sensitivity of the Bank’s securities portfolio in a rising interest rate environment.

Gains on sale of loans increased $29,207 to $100,632 for the 2012 period. Low mortgage rates prevailed during 2012 contributing to a pickup in mortgage activity, and home purchase activity has improved in the Bank’s market area. Generally, long term fixed rate mortgage loans are sold to an investor to minimize interest rate risk.

Net losses recorded on the disposition of assets acquired in settlement of loans during the 2012 period totaled $83,600 compared to a loss of $122,233 for 2011. Direct write-downs on two properties totaled $87,636 which were partially offset by a gain on sale of two properties totaling $4,036 in 2012. The loss for 2011 included a direct write-down in value of $70,148 and net losses of $52,085 on the sale of six properties.

Noninterest expense. Total noninterest expense decreased $1,170,167 to $5.0 million compared to $6.2 million for the first nine months of 2011. Changes comparing the first nine months of 2012 to the same period of 2011 are described below.

Compensation costs decreased $310,809 to $2,746,642 for the first nine months of 2012. Compensation costs for 2011 associated with the two branch offices sold during the fourth quarter of 2011 totaled approximately $269,000. Compensation cost deferrals increased $106,866 based on higher lending volumes for the comparative periods; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs. Compensation costs associated with the St. Clairsville branch opened in early 2012 totaled approximately $117,000 for 2012.

Occupancy and equipment costs decreased $145,765 for the first nine months of 2012. Costs associated with the sold branch offices totaled approximately $214,000 for the first nine months of 2011. Occupancy and equipment costs incurred for the new full service branch office in St. Clairsville totaled approximately $88,000 for the first nine months of 2012.

Professional fees decreased $84,732 for the first nine months of 2012. These costs include legal, accounting and auditing, regulatory examination and consulting fees. Costs in each of these areas were lower in 2012 except for consulting fees which increased $6,967.

Franchise tax increased $21,519 to $179,694 for the first nine months of 2012. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year end; higher capital levels at year-end 2011 compared to year-end 2010 resulted in higher costs for 2012.

Data processing expense decreased $189,685 to $355,007 for the first nine months of 2012. This cost is largely driven by transaction volumes which were substantially reduced by the branch deposit sale in the fourth quarter of 2011.

Marketing and advertising expense increased $13,283 to $64,401 for the first nine months of 2012. This increase is attributed to the difference in the timing when costs are incurred. General marketing costs for 2012 are expected to be similar to the costs incurred in 2011.

Deposit expense and insurance fees decreased $78,349 to $221,152 for the first nine months of 2012. FDIC insurance expense decreased by approximately $47,000. Both the change in the methodology in FDIC assessments implemented April 1, 2011 and the reduction in total assessment base due to lower average total assets contributed to the decrease. Bank charges for cash letter processing and armored car services were also lower by approximately $27,000.

Other expenses decreased $217,133 to $464,732 for the first nine months of 2012. Contributing to this reduction were lower other real estate owned expenses totaling $77,909, loan legal expenses totaling $55,801, insurance expense totaling $27,984, and directors’ fees totaling $15,000. Other loan origination expense deferrals increased $30,456 contributing to lower comparative costs based on higher lending volumes; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2012, the Company had no active unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

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

Our principal sources of funds are retail deposits gathered through our branch network, loan and security repayments, maturities and sales of securities, borrowings from the FHLB and capital transactions. Alternative sources of funds include certificates of deposits acquired from other financial institutions and credit unions through an internet listing service, repurchase agreements, a correspondent bank line of credit, brokered certificates of deposit and the sale of loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon the assessment of our need for funds, our expected deposit flows, yields available on short-term liquid assets and the objectives of our asset/liability management program.

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

The Consolidated Statement of Cash Flows provides details on sources and uses of cash for the nine months ended September 30, 2012. Cash and cash equivalents decreased $13.4 million to $6.6 million at September 30, 2012 since year-end 2011. Management considers the current liquidity level and the Bank’s additional funding capacity through available borrowing facilities and alternative funding sources to be sufficient for its current operations.

CAPITAL RESOURCES

Total shareholders’ equity was $18.6 million at September 30, 2012, an increase of $56,000 from the prior year-end balance. Stock-based compensation expense of approximately $148,000 increased equity as this noncash expense is recorded as an increase to capital. The increase in equity was partly offset by the other comprehensive loss of $92,000 for the nine months ended September 30, 2012.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Failure to meet capital requirements can initiate regulatory action. At September 30, 2012, the Bank was well capitalized under the provisions of prompt corrective action. See Note 8 for more information regarding the regulatory capital requirements for the Bank and the Bank’s capital ratios as of September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for Smaller Reporting Companies.

Item 4T. Controls and Procedures

As of September 30, 2012 an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

INDEX TO EXHIBITS

The following exhibits are included in this Report on Form 10-Q or are incorporated herein by reference as noted in the following table:

Exhibit Number	Description of Exhibit

10.1	Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio (incorporated herein by reference to Ohio Legacy Corp’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011) (File No. 000-31673)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2012

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date:	November 14, 2012

