Form 10-K
period 2012-12-31
OHIO LEGACY CORP
filed 2013-04-01
CIK 1096654

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

 (Title of class)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was $5,158,241, based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2013

Common stock, without par value	1,971,431

Documents Incorporated by Reference

None.

Index to Exhibits begins on page 83.

2

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

Ohio Legacy’s principal executive offices are located at 600 South Main Street, North Canton, Ohio 44720, and its telephone office is (330) 499-1900. Shares of Ohio Legacy’s common stock, each without par value, are quoted on the over the counter bulletin board under the symbol “OLCB.” Prices are available at OTCMarkets.com or OTCBB.com.

Ohio Legacy maintains an Internet Web site at www.ohiolegacycorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Ohio Legacy’s Internet Web site into this Annual Report on Form 10-K (this “Form 10-K”)). Ohio Legacy makes available free of charge on or through its Internet Web site Ohio Legacy’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Ohio Legacy’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Ohio Legacy electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). Ohio Legacy intends to deregister its common shares under the Exchange Act and suspend its reporting obligations under the Exchange Act shortly after the filing of this Form 10-K. When it does so it will no longer file reports, proxy statements, or other materials with the SEC. Although Ohio Legacy will continue to make previously filed materials available at its Web site, it undertakes no duty to update the disclosures in those materials. As a result, investors and potential investors in the securities of Ohio Legacy will have less access to current information. Following deregistration of its common stock under the Exchange Act, the Company intends to make public its quarterly and annual financial results as well as any significant corporate developments by posting such information on its website. However the extent of future disclosure will be less than the SEC requirements in quarterly and annual report filings.

On February 1, 2013, the Bank entered into a Branch Office Purchase and Assumption Agreement (the “Agreement”), with First National Bank, N.A. located in Orrville, Ohio (“FNB”), and a wholly owned subsidiary of National Bancshares Corporation and with NBOH Properties, LLC, an Ohio limited liability company, for the purchase of certain assets and the assumption of certain liabilities of FNB’s Fairlawn branch located at 3085 West Market Street, Akron, Ohio. Under the terms of the Agreement, the Bank will purchase $10 million to $12 million in loans and will assume $13 million to $16 million in deposits and will pay a deposit premium of approximately 5.25% based on the average amount of assumed deposits during a specified period prior to the closing, with a minimum premium of $682,500. The Bank will also purchase real estate owned by NBOH Properties, LLC for $1.1 million and other assets including fixtures and equipment associated with the branch location. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2013.

Products and Services

The Company, through the Bank’s three branch offices, provides retail and commercial banking services to its customers located primarily in Stark and Belmont Counties in Ohio. The Bank opened a full service branch in Belmont County, Ohio, in February 2012, expanding the services previously offered since 2010 in this market for trust and brokerage services. Product offerings include demand, savings, and time deposit accounts, cash management and electronic funds transfer services, safe deposit box facilities, courier services, online internet banking with bill pay service, commercial loans, real estate mortgage loans, installment and personal loans and night depository facilities to customers. The Bank also began to offer trust, wealth management and investment brokerage services in April 2010.

Commercial and Construction Lending Products

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based primarily on their ability to repay the loan from cash flows. These loans typically are secured by business assets such as equipment or inventory. For entity borrowers, the Bank generally obtains a personal guarantee of the business owner. Compared to retail lending for residential real estate, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the businesses’ cash flows and may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether or not to grant the credit. Management also evaluates if estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Additionally, the company’s historical performance, business principles and industry are reviewed prior to the extension of credit. Commercial loans, including loans principally used for commercial purposes and secured by trust assets, comprised 10.2% of the Bank’s loan portfolio at December 31, 2012.

Commercial real estate loans are secured primarily by borrower-occupied business real estate or multifamily residential real estate, such as apartment buildings, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. These loans primarily carry variable interest rates. Commercial real estate loans generally are originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as it performs when deciding whether to grant a commercial loan. Commercial real estate and multifamily real estate loans comprised 43.5% of the Bank’s loan portfolio at December 31, 2012.

Construction loans are secured by residential and business real estate. Construction loans generally involve greater underwriter and default risks than loans on existing real estate due to the inherent uncertainties in construction costs and the difficulty in valuing property under construction. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant number of loans on speculative projects located outside its geographic marketplace. While not required to do so contractually, the Bank may finance the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral. Construction loans comprised 5.1% of the Bank’s loan portfolio at December 31, 2012.

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

Loans to nondepository financial institutions consist of indirect financing provided to a nationwide network of qualified mortgage brokers that originate mortgage loans for sale to third-party investors. The Bank has a loan participation agreement with another financial institution (the “Direct Lender”) which purchases mortgage loans from the mortgage brokers. The Bank purchases a 75% interest in each mortgage loan offered to the Bank by the Direct Lender for purchase subject to appropriate underwriting requirements up to an aggregate limit of $10 million. Since the loans are returned to the mortgage broker for sale to the third party investor, the transactions do not meet the definition of a participating interest under generally accepted accounting principles and the financing arrangement is classified as loans to nondepository financial institutions (the originating mortgage brokers). The financing arrangement is collateralized by first mortgages on single family homes. If the loan has not been sold to the third-party investor, the mortgage broker must repurchase the mortgage loan from the Direct Lender. The mortgage broker must pay the Direct Lender an amount equal to 10% of the mortgage loan purchase price sixty days after the purchase date and an equal amount ninety days after the purchase date. The mortgage broker, at the Direct Lender’s sole discretion, must repurchase each mortgage loan from the Direct Lender within 120 days after the date of purchase. There is no agreement between the third party investor and the Direct Lender or the Bank. The Bank receives interest on the mortgage loans equivalent to the fixed coupon rates of the underlying mortgage loans. The Direct Lender and the Bank review each underlying mortgage loan to reasonably ensure conformity with U.S. Agency-sponsored underwriting qualifications prior to the advancement of funds. The underwriting package includes an approved investor commitment to purchase the loan. Loans to nondepository financial institutions comprised 4.9% of the Bank’s loan portfolio at December 31, 2012

Retail Lending Products

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

At December 31, 2012, residential real estate loans comprised 22.1% and consumer and home equity loans comprised 10.3% of the Bank’s total loans.

Deposit Products

The Bank offers a broad range of deposit products, such as personal and business checking, savings and money market accounts, certificates of deposit, internet banking, cash management and direct-deposit services. Deposit accounts are tailored to each market area at rates competitive with those offered in Stark and Belmont Counties in Ohio and consistent with the Bank’s asset-liability management goals. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount permitted by law. The Bank solicits deposit accounts from individuals, businesses, associations, financial institutions, credit unions, government entities, and an internet listing service for certificates of deposit. The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor.

Employees

At December 31, 2012, the Bank had 59 employees, including 48 full-time employees. The Bank provides a number of benefits to its employees, such as health, disability and life insurance for all qualified employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. Ohio Legacy has no employees who are not also employed by the Bank.

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

Capital Guidelines. The OCC and the Federal Reserve Board each have adopted risk-based and leverage capital guidelines to evaluate the adequacy of capital of national banks and bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. Most of the bank holding company capital requirements do not apply to the Ohio Legacy based on its current size and circumstances. Actual and required capital amounts for the Bank are disclosed in Note 12 of the consolidated financial statements. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. In addition, the OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

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

In November 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions through the Transaction Account Guarantee Program (“TAG”).  The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. The term “noninterest-bearing transaction account” included a traditional checking account or demand deposit account on which the insured depository institution pays no interest.  It also included Interest on Lawyers Trust Accounts (“IOLTAs”).  It did not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts and money-market deposit accounts. The Company did not experience a material change to its affected deposits as a result of the TAG Program’s expiration at December 31, 2012.

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

The following changes that have or will be implemented pursuant to the Dodd-Frank Act may have an effect on the Company’s business:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital (although these new requirements do not apply to Ohio Legacy based on its current size and circumstances);

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated in July 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums was expanded and the assessment base was changed from deposits to average assets minus average tangible equity; and

•	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.

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

	For the Year Ended December 31,
	2012			2011
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in
other financial institutions and federal funds sold	$12,116	$25	0.21%	$34,159	$80	0.23%
Securities available for sale	11,898	272	2.29%	15,682	426	2.72%
Securities held to maturity	0	0	0.00%	1,173	45	3.87%
Federal agency stock	1,584	79	4.99%	1,541	75	4.84%
Loans (1)	128,643	5,951	4.63%	105,136	5,529	5.26%
Total interest-earning assets	154,241	6,327	4.10%	157,691	6,155	3.90%
Noninterest-earning assets	6,112			7,977
Total assets	$160,353			$165,668

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,143	$16	0.27%	$8,695	$25	0.29%
Savings accounts	5,529	20	0.36%	11,844	44	0.37%
Money market accounts	33,432	152	0.46%	46,341	272	0.59%
Certificates of deposit	46,060	425	0.92%	50,205	696	1.39%
Total interest-bearing deposits	91,164	613	0.67%	117,085	1,037	0.89%
Other Borrowings	24,576	71	0.29%	9,116	87	0.95%
Total Interest-bearing liabilities	115,740	684	0.59%	126,201	1,124	0.89%
Noninterest-bearing demand deposits	25,139			22,129
Noninterest-bearing liabilities	921			768
Total liabilities	141,800			149,098
Shareholders' equity	18,553			16,570
Total liabilities and
shareholders' equity	$160,353			$165,668

Net interest income; interest rate spread (2)		$5,643	3.51%		$5,031	3.01%
Net earning assets	$38,501			$31,490
Net interest margin (3)			3.66%			3.19%

Average interest-earning assets to interest-bearing liabilities	1.33	X		1.25	X

(1)	Average loans are net of net deferred loan fees and costs and loans in process. Nonaccrual loans are included in noninterest-earning assets. Fee income is included in interest earned.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Change in interest income attributable to:
Interest-bearing deposits and federal funds sold	($46)	($8)	($54)	$3	$1	$4
Securities available for sale	(93)	(61)	(154)	(333)	(139)	(472)
Securities held to maturity	(23)	(23)	(46)	(71)	2	(69)
Federal bank stock	2	2	4	4	-	4
Loans	1,139	(717)	422	568	(785)	(217)
Total assets	$979	($807)	$172	$171	($921)	($750)

Change in interest expense attributable to:
Interest-bearing demand deposits	($7)	($2)	($9)	($3)	($24)	($27)
Savings accounts	(22)	(2)	(24)	(28)	(54)	(82)
Money market accounts	(66)	(54)	(120)	26	(119)	(93)
Certificates of deposit	(54)	(217)	(271)	(111)	(497)	(608)
Other borrowings	74	(90)	(16)	(86)	(194)	(280)
Total interest-bearing liabilities	($75)	($365)	($440)	($202)	($888)	($1,090)

Change in net interest income			$612			$340

Industry Guide 3 - Item II. Investment Portfolio

A. This information is contained in Note 2 to the consolidated financial statements, which is incorporated herein by reference.

B. Other securities consist of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) that has a stated rate and an initial call date of five years from the date of issuance. Based on actions taken by the Treasury Department on September 7, 2008, the dividend on the preferred stock has been suspended indefinitely.

Maturities of Investment Securities
	No Stated Maturity		Due after onethrough five years		Due after fivethrough ten years
	Amount	Weighted Average Yields	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored enterprises	$0		$0		$1,006,655	0.30%
Mortgage-backed securities issued by U.S. Government-sponsored enterprises: residential	0		0		5,607,814	1.28%
Other residential mortgage-backed securities	0		0		0
State and political	0		861,103	5.85%	2,012,701	5.78%
Other securities	192,850	0.00%	0		0
Total securities	$192,850	0.00%	$861,103	1.82%	$8,627,170	3.49%

	Due after ten years		Total
	Amount	Weighted Average Yields	Amount	Weighted Average Yields
U.S. Government sponsored enterprises	$0		$1,006,655	0.30%
Mortgage-backed securities issued by U.S. Government-sponsored enterprises: residential	1,853,039	2.93%	7,460,853	1.69%
Other residential mortgage- backed securities	178,882	5.29%	178,882	5.29%
State and political	0		2,873,804	5.80%
Other securities	0		192,850	0.00%
Total securities	$2,031,921	4.13%	$11,713,044	2.61%

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

C. At December 31, 2012, there were no holdings of securities, other than securities issued by U.S. Government sponsored enterprises, in amounts greater than 10% of shareholders’ equity.

Industry Guide 3 - Item III. Loan Portfolio

A. Types of Loans

This information is contained in Note 3 to the consolidated financial statements, which is incorporated herein by reference.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and consumer loans, as of December 31, 2012:

	Maturing
		After one
	One year	through	After five
(Dollars in thousands)	or less	five years	years	Total
Commercial	$7,441	$7,625	$187	$15,253
Secured by trust assets	5,778	42	0	5,820
Commercial real estate:
Non-owner occupied	197	10,943	15,533	26,673
Owner occupied	3,213	9,139	16,187	28,539
Loans to nondepository financial institutions	7,346	0	0	7,346
Construction and development	1,885	2,216	3,501	7,602
Total	$25,860	$29,965	$35,408	$91,233

The amount of loans reported above due after one year was as follows (dollars in thousands):

Fixed Rate	$12,982
Adjustable Rate	52,391
Total	$65,373

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - This information is contained in Note 3 to the consolidated financial statements, which is incorporated herein by reference.

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

2. Potential Problem Loans - At December 31, 2012, management did not identify any loans with serious doubts about the borrowers’ ability to comply with present loan repayment terms other than those included above in Industry Guide 3 - Item III.C., except for $3,261,420 of loans not included in nonaccrual loan balances but classified as substandard assets for regulatory purposes that continue to accrue interest. This substandard and accruing interest classification includes $2,887,856 in loans identified as troubled debt restructurings.

3. Foreign Loans Outstanding - There were no foreign loans outstanding during any period presented.

4. Loan Concentrations – The table below depicts loans outstanding at December 31, 2012, by loan type:

	Total Loans	% of total
1-4 family residential mortgage	$28,833,397	19.2%
1-4 family rental property	4,390,713	2.9%
Home equity	12,795,480	8.5%
Consumer	2,687,368	1.8%
Commercial	15,253,309	10.2%
Secured by trust assets	5,820,705	3.9%
Commercial real estate:
Non-owner occupied	26,672,937	17.8%
Owner occupied	28,538,686	19.0%
Multi-unit	9,998,614	6.7%
Loans to nondepository financial institutions	7,345,540	4.9%
Construction and development	7,601,563	5.1%
Total	$149,938,312	100.0%

D. Other Interest-bearing Assets

At December 31, 2012, there were no other interest-bearing assets required to be disclosed under Industry Guide 3 - Items III.C.1. or 2 if such assets were loans.

Industry Guide 3 - Item IV. Summary of Loan Loss Experience

A. Analysis of the Allowance for Loan Losses

Activity in the allowance for loan losses for the years ended December 31 2012 and 2011 was as follows:

	2012	2011
Balance, January 1	$2,484,478	$3,055,766
Provision for loan losses	13,466	152,905
Reclassification for loans sold	0	(600,000)
Loans charged-off:
Commercial	(1,100)	(81,263)
Commercial real estate	(33,817)	(252,904)
Residential real estate	(175,794)	(180,512)
Construction	(50,000)	(1,205)
Consumer and home equity	(55,104)	(23,614)
Total loans charged-off	(315,815)	(539,498)
Recoveries:
Commercial	118,267	38,276
Commercial real estate	12,737	95,387
Residential real estate	6,133	0
Construction	20,803	279,833
Consumer and home equity	7,595	1,809
Total recoveries	165,535	415,305
Balance, December 31	$2,347,664	$2,484,478

Balance as a percentage of total loans	1.57%	2.24%
Ratio of net charge offs during the period to average loans outstanding	0.12%	0.12%

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

B. Allocation of the Allowance for Loan Losses

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance to specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 2012 and 2011:

	2012		2011
	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$16,301	10.2%	$284,961	9.1%
Secured by trust assets	11,641	3.9%	13,600	6.1%
Real estate loans:
Commercial real estate
Non-owner occupied	257,067	17.8%	278,699	20.6%
Owner occupied	744,981	19.0%	662,269	17.9%
Multi-family real estate	255,001	6.7%	423,031	8.2%
Residential real estate
1-4 family residential mortgage	306,425	19.2%	202,699	21.5%
1-4 family rental property	237,065	2.9%	235,523	3.8%
Construction and development	116,207	5.1%	234,590	3.8%
Loans to nondepository financial institutions	0	4.9%	0	0.0%
Home equity loans	339,723	8.5%	139,419	8.1%
Other consumer loans	63,253	1.8%	9,687	0.9%
Total	$2,347,664	100.0%	$2,484,478	100.0%

Industry Guide 3 - Item V. Deposits

A.	Average Amount and Average Rate Paid On Deposits.

	2012		2011
(Dollars in thousands)	Average Balances	Average Rate	Average Balances	Average Rate
Noninterest-bearing demand deposits	$25,139	N/A	$22,129	N/A
Interest-bearing demand deposits	6,143	0.27%	8,695	0.29%
Savings accounts	5,529	0.36%	11,844	0.37%
Money market accounts	33,432	0.46%	46,341	0.59%
Certificates of deposit	46,060	0.92%	50,205	1.39%
Total deposits	$116,303		$139,214

B. Other categories – not applicable.

C. Foreign deposits – not applicable.

D. The following is a schedule of maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2012:

(Dollars in thousands)
Three months or less	$3,061
Over three through six months	4,595
Over six through twelve months	24,021
Over twelve months	6,399
Total	$38,076

E. Time deposits greater than $100,000 issued by foreign offices – not applicable.

Industry Guide 3 - Item VI. Return on Equity and Assets

	2012	2011
Return on average assets	0.07%	1.10%
Return on average equity	0.61%	11.00%
Dividend payout ratio	0.00%	0.00%
Average shareholders’ equity to average assets	11.57%	10.00%

Industry Guide 3 - Item VII. Short-Term Borrowings

During 2012, the Company entered into repurchase agreements as a funding source for its operations. The Company also has available credit with the Federal Home Loan Bank (“FHLB”) and advances from that will mature within the next twelve months. This information is contained in Notes 7 and 8 to the consolidated financial statements, which are incorporated herein by reference.

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

The Bank considers the physical properties it occupies to be suitable and adequate for the purposes for which they are being used. See Note 5 to the consolidated financial statements for additional information regarding our properties.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company. No routine litigation in which the Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Company’s Common Stock

Ohio Legacy’s common stock is currently quoted on the over-the-counter market. Prior to October 8, 2012 the stock was listed on the NASDAQ Capital Market under the symbol “OLCB.” As of March 21, 2013, there were 1,971,431 shares of Ohio Legacy’s common stock issued and outstanding and there were 272 holders of record. The following table summarizes the highest and lowest sales prices for Ohio Legacy’s common stock for each quarter during 2012 and 2011. The Company completed a One for Ten reverse stock split effective September 17, 2012. For periods prior to September 18, 2012, the stock prices are restated to reflect the effect of the reverse stock split.

	2012		2011
	HIGH	LOW	HIGH	LOW
First Quarter	$17.70	$8.52	$19.80	$16.00
Second Quarter	12.20	7.80	18.20	12.20
Third Quarter	11.00	7.00	16.80	9.22
Fourth Quarter	7.87	2.00	16.40	10.20

No cash dividends were declared or paid by Ohio Legacy during 2012 or 2011. The payment of dividends by the Bank to Ohio Legacy and by Ohio Legacy to its shareholders is subject to restrictions by regulatory agencies. The Company is currently not able to declare or pay dividends without prior approval from its regulators. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 12 to the consolidated financial statements for information regarding the restrictions on the Company’s ability to pay dividends.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any affiliated purchaser of shares of Ohio Legacy’s common stock during the fourth quarter of 2012.

Item 6. Selected Financial Data

Not required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 7. Management’s Discussion and Analysis.

In the following section, management presents an analysis of Ohio Legacy Corp's financial condition and results of operations as of and for the years ended December 31, 2012 and 2011. This discussion is provided to give shareholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-K include, but are not limited to:

•	competition in the industry and markets in which we operate;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation;

•	general economic and business conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows;

•	changes in industry conditions created by state and federal legislation and regulations;

•	changes in interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	our ability to retain existing customers and attract new customers;

•	our development of new products and services and their success in the marketplace;

•	the adequacy of our allowance for loan losses;

•	deposit insurance premiums assessed on the Bank may increase and have a negative impact on earnings;

•	our ability to seek additional capital in the future;

•	our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings; and

•	our potential acquisitions of assets or whole banks and the related assumptions of deposits and other liabilities, which may increase the demands on our financial, management, and other resources and may accelerate or magnify the consequences of other factors listed above.

OVERVIEW OF STRATEGIC DEVELOPMENTS

The Company’s management focused on a number of initiatives during 2012 and 2011 including the following:

•	Improve the Company’s criticized asset levels.

•	Improve core earnings.

•	Evaluate opportunities to expand or reposition the Bank’s branch network to areas where the demographics fit the Bank’s business plan. As a result, the following events occurred:

o	Following discussions begun in 2012, on February 1, 2013 the Bank announced a definitive agreement with another financial institution to acquire its Fairlawn office located in Akron, Ohio. Under the terms of the agreement, the Bank will purchase $10 million to $12 million in loans and will assume $13 million to $16 million in deposits. The transaction is expected to close in the second quarter of 2013.

o	The Bank sold two branch offices located in Wayne County, Ohio during 2011. The sale included deposits of $74.3 million and net loans of $9.1 million including $2.3 million in criticized loans.

•	Develop fee-based revenue through the wealth management business started by the Bank in 2010.

o	Assets under management by the trust department totaled $109 million at year-end 2012 and $105 million at year-end 2011.

o	The Utica and Marcellus shale exploration and drilling activities located within the Bank’s market and surrounding areas are providing opportunities to attract new wealth attained by landowners through lease agreements with energy companies.

•	Completion of a core processing system conversion in April 2012 to reduce costs while expanding product offerings to remain technologically competitive.

•	Deliver efficient and premier service and products for current and prospective clients and develop a sales culture throughout the Company.

The following key factors summarize the Company’s financial condition at year-end 2012 compared to year-end 2011:

•	Total assets increased by $28.1 million from $146.6 million to $174.7 million;

•	Total deposits increased by $27.5 million from $104.0 million to $131.5 million;

•	Total shareholders’ equity increased $324,000 to $18.9 million; and

•	Net loans increased $39.4 million to $147.7 million;

The following key factors summarize our results of operations for 2012 compared to 2011:

•	Net income for 2012 was approximately $114,000, an increase of $1.8 million from 2011 results excluding the impact of the branch sale. The Company would have incurred a net loss for 2011 of approximately $1.7 million excluding the gains and related expenses generated by the 2011 branch sale which netted $3.5 million. Net income for 2011 was $1.8 million.

•	Net interest income increased by $612,460 to $5.6 million for 2012;

•	Trust and brokerage revenue increased $159,524, or 21.5%, to $903,374 in 2012 from $743,850 in 2011;

•	Loan loss provision expense for 2012 totaled $13,466 compared to provision expense of $152,905 for 2011;

•	Gains on the sale of available-for-sale securities totaled $55,016 for 2012 compared to $358,030 for 2011;

•	The realized loss and direct write-down of assets acquired in settlement of loans totaled $205,417 for 2012 compared to $268,117 for 2011;

•	Total noninterest expenses decreased $1.7 million to $6.7 million in 2012 from $8.4 million in 2011.

The following forward-looking statements describe our near term outlook:

•	Margins may decline as interest earning assets continue to adjust to lower rates given the Federal Open Market Committee’s expectation to maintain a highly accommodative stance for monetary policy to support a stronger economic recovery. The FOMC has maintained the target range for the federal funds rate at 0 to ¼ percent and currently anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least as long as the unemployment rate remains above 6-1/2 percent. The FOMC also has the ability to influence longer term interest rates through its open market operations.

•	It will be difficult to reduce our cost of funds significantly below current levels.

•	Commercial lending, with an emphasis on commercial and industrial lending, and new services in trust, brokerage and wealth management are expected to expand;

•	Credit quality will remain a primary focus of the Company, and costs associated with credit administration and collection efforts could remain high.

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

We consider various factors, including portfolio risk, historical loan losses, the economic environment and loan delinquencies, when determining the level of the provision for loan losses. We monitor loan quality monthly and engage an independent third party each quarter to help monitor and confirm our loan grading conclusions.

Valuation allowance for deferred tax assets. Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating loss carryforwards of approximately $8,405,000 will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $1,532,000 on December 31, 2029, $5,105,000 on December 31, 2030, and $379,000 on December 31, 2032. A valuation allowance has been recorded for the related deferred tax asset for these carryforwards and other net deferred tax assets recorded by the Company to reduce the carrying amount of these assets to zero. Additional information is included in Notes 1 and 10 to our audited consolidated financial statements.

FINANCIAL CONDITION – DECEMBER 31, 2012, COMPARED TO DECEMBER 31, 2011

Assets. At December 31, 2012, assets totaled $174.7 million, up $28.1 million from $146.6 million at December 31, 2011. The increase in assets was funded by an increase deposits.

Cash and Cash Equivalents. Cash and Cash Equivalents decreased $14.3 million to $5.7 million at year-end 2012 compared to $20.0 million at year-end 2011. The Company deployed liquidity during 2012 to fund loan growth.

Securities. The securities portfolio increased $1.0 million to $11.7 million at year-end 2012 compared to year-end 2011. At December 31, 2012, the effective duration of the portfolio excluding equity investments was approximately 1.9 compared to 1.6 at December 31, 2011. At year-end 2012, the net unrealized gain on the securities portfolio was $465,575 compared to a net unrealized gain of $452,816 at year-end 2011. Investment purchases during 2012 totaled $6.2 million and consisted of $5.2 million in 10 year, fixed rate U.S. Government-sponsored agency residential mortgage-backed securities and a $1.0 million callable U.S. agency bond. A GNMA 5.0% mortgage-backed bond was sold during 2012 netting proceeds of $806,000 and a gain on sale of approximately $55,000. Cash flow from the portfolio also included approximately $2.6 million in called bonds.

Loans. Total portfolio loans, net of the allowance for loan loss and deferred loan fees, increased $39.4 million at December 31, 2012 to $147.7 million, compared to $108.3 million at year-end 2011. Loans classified by management as special mention, substandard or doubtful and not deemed impaired represented 2.0% of total loans at December 31, 2012 compared to 5.0% of total loans at December 31, 2011. Impaired loans totaled $6.1 million and represented 4.0% of total loans at December 31, 2012 compared to $4.1 million, or 3.7% of total loans, at year-end 2011. Impaired loans included $2.9 million of trouble debt restructurings (TDRs) that accrue interest at year-end 2012 and $2.7 million of accruing TDRs at year-end 2011. Improving asset quality is a prime objective for management. Outstanding loan balances are expected to increase through business development efforts.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses totaled $2.3 million at December 31, 2012, a decrease of $137,000 compared to $2.5 million at December 31, 2011. The amount of the allowance is based on a combination of actual experiential factors such as historical losses for each category of loans and information about specific borrowers as well as considerations of various other factors, including delinquencies, general economic conditions and the outlook for specific industries, which are more subjective in nature. During 2012, the Company recognized loan charge-offs totaling $316,000 and recoveries totaling $166,000. The provision for loan loss was $13,000 for 2012.

During 2011, the Company recognized loan charge-offs totaling $539,000 and recoveries totaling $415,000. A reclassification of $600,000 reduced the Allowance for Loan Losses for those loans transferred to held-for-sale as part of the Disposal Group in connection with the branch sale. The provision for loan loss was $153,000 for 2011.

As a percentage of total loans, the allowance for loan losses decreased from 2.24% at year-end 2011 to 1.57% at the end of 2012. We continue to closely monitor credit quality and delinquencies as our loan portfolio ages, and will increase the allowance for loan losses if we believe losses have been incurred.

Nonperforming loans consist of loans on nonaccrual status. Nonperforming loans, excluding overdrafts, totaled $3.2 million at December 31, 2012 compared to $1.3 million at December 31, 2011. At year-end 2012, nonperforming loans included one loan with a recorded investment of $2.3 million representing the Bank’s 2.45% participation interest. Sixty-six participants share in the credit. At December 31, 2012, the loan had matured and was included as an impaired, nonaccrual loan because it was more than ninety days past its maturity date. The participating banks agreed to extend the maturity date of the loan with new terms for the borrower. The closing for the loan extension was completed during March 2013, and the Bank has reinstated the loan to accrual status with a loan grade of a pass credit.

During 2012, reductions to nonaccrual loans included transfers to assets acquired through settlement of loans of $324,000, principal payments and payoffs of $903,000, charge-offs of $220,000 and upgrades of $173,000. Additions to nonaccrual loans totaled $3,473,000 including the $2.3 million participation loan discussed above. During 2011, reductions to nonaccrual loans included transfers to assets acquired through settlement of loans of $745,000, principal payments and payoffs of $1,492,000, and charge-offs of $479,000. Additions to nonaccrual loans totaled $642,000.

Assets acquired in settlement of loans. These assets include OREO and an interest in a limited liability company acquired during 2010 that owns the real estate and operations of an indoor waterpark and resort obtained through a U.S. Bankruptcy Code 363 sale. The limited liability company was formed by the lead bank for the banks participating in the project financing to acquire title to the real estate, conduct the operation of the facility, and market the real estate and the operations of the business for sale. The carrying value of its interest is $1.2 million and is based upon the estimated fair value of the real estate less costs to sell. OREO consisted of eight properties and totaled $809,000 at year-end 2012 compared to $757,000 and nine properties at year-end 2011. During 2012, eight properties were sold from OREO for sales proceeds of $326,000. During 2011, nine properties were sold from OREO for sales proceeds of $820,000.

Deposits. Total deposits decreased $27.6 million from year-end 2011 to $131.5 million at December 31, 2012. Branch deposits sold during the fourth quarter of 2011 totaled $74.3 million resulting in a gain on the deposit sale totaling $3.5 million. During 2011, the Company began using a national certificate of deposit listing service to gather deposits from other financial institutions as a source of additional funding and liquidity. Individual deposits raised through this program typically are issued for amounts that approximate the FDIC insurance limit of $250,000 and at rates usually less than certificates issued through its retail offices. Certificates of deposits issued through the listing service totaled $20.8 million and $15.5 million at year-end 2012 and 2011, respectively.

Federal Home Loan Bank Advances. The balance of outstanding advances at year-end 2012 were unchanged from year-end 2011. The advances, totaling $19 million, were borrowed to partially fund the sale of branch deposits in the fourth quarter of 2011.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company recorded net income of $114,180, or $.06 per share for the year ended 2012 compared to $1,820,122, or $0.92 per share, for the year ended 2011. Average common shares outstanding were 1,971,449 for 2012 and 1,971,456 for 2011. Outstanding shares and per share amounts for 2011 were adjusted to reflect the effect of the One for Ten reverse stock split effected during September 2012.

Net income for 2011 included a gain for the sale of two banking offices in Wayne County, Ohio in October 2011 which netted $3.5 million. Excluding the impact of the gain on the sale of the banking offices and costs related to the transaction, the Company would have incurred a loss of approximately $1.7 million.

Net interest income. Net interest income increased $612,000 in 2012 compared to 2011, and the Company’s net interest margin increased to 3.66% for 2012 compared to 3.19% for 2011. Low interest rates prevailed during 2012 and 2011 as the Federal Reserve Bank used various measures to reduce interest rates across the yield curve to assist an economic recovery.

Interest income. Interest income increased $173,000 from $6.2 million in 2011 to $6.3 million in 2012 on a slightly smaller average earning asset base of $154.2 million in 2012 compared to $157.7 million in 2011. The yield on earning assets increased from 3.90% in 2011 to 4.10% in 2012. Average balances for loans increased $23.5 million, the securities portfolio decreased $3.8 million and interest-bearing deposits and federal funds sold decreased by $22.0 million. The increase in interest income was driven by higher loan balances, although declining yields in the loan portfolio and other interest-earning assets reduced the positive impact of higher loan balances.

Interest expense. Total interest expense declined $440,000 from $1.1 million in 2011 to $684,000 in 2012, a decrease of 39.1%. The cost of interest bearing funds averaged 0.59% for 2012 compared to 0.89% for 2011. Interest expense on deposits decreased $424,000 to $613,000 in 2012 compared to $1.0 million in 2011. Average deposit balances decreased in 2012 for all deposit categories due to the sale of branch deposits during the fourth quarter of 2011. The lower deposit volumes caused interest expense to decline by approximately $149,000. Lower rates paid on deposits caused interest expense to decline by approximately $275,000 with $217,000 of this reduction from lower rates paid on time deposits. Other borrowing costs declined by $16,000 even as the average balance for other borrowings increased to $24.6 million in 2012 compared to $9.1 million in 2011. It is unlikely that the Company will be able to continue to reduce its cost of funds significantly particularly at the pace realized during the past two years of declining interest rates.

Provision for loan losses. The allowance for loan loss is composed of components for homogenous and pass-rated loans, classified loans, impaired loans, and other subjective factors that may influence expected losses. Provision expense is recorded to increase the allowance for loan loss, and a negative provision for loan loss reflects a decrease in the estimate of loan losses in the loan portfolio.

Provision expense of $13,466 was recorded for 2012. The change in the balance of the allowance for loan loss from 2011 to 2012 that impacted provision expense consisted of a decrease of approximately $249,000 in the allowance for loan losses for pass-rated and homogeneous loan pools estimated based on the three year historical average charge off rate, a decrease of approximately $58,000 in the allowance allocated to impaired loans, a decrease of $488,000 in the allowance for classified loan balances, and an increase of approximately $658,000 for other factors used to estimate the allowance for loan losses. The decrease in the allowance for pass-rated and homogeneous loan pools was principally driven by lower three year historical average charge off rates for commercial and construction and development loan categories and for lower charge off rates for criticized assets. These reductions were offset by the allowance required to support a larger loan portfolio as well as the increase in the allowance allocated to other subjective factors. The increase in the allowance allocated to other factors is consistent with loan growth, changes to delinquency and charge-off trends within portfolio classes, the economic climate in which the Company operates including unemployment trends, and portfolio management.

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

Noninterest income. Noninterest income for 2011 was $5,297,086 compared to $1,241,781 for 2012. The sale of deposits in the Wayne County, Ohio market contributed a total of $3,743,602 toward noninterest income based on the gain on the sale of branch deposits of $3,526,070 and a gain on the assignment of a capital lease agreement for one of the branch offices for $217,532. Noninterest income in 2011 also included deposit-related fee income for $74.3 million in deposits until the sale closed in October 2011.

Service charges and other fees decreased $265,935 to $285,426 in 2012 compared to $551,361 for 2011. The decrease was principally caused by the reduced number of accounts following the sale of branch deposits in the fourth quarter of 2011. Those accounts generated approximately $284,000 in service charges and other fees during 2011. Overdraft fee income has also been pressured due to changes in customer behavior and legislation enacted during 2010 requiring banks to ensure that customers “opt in” to bank-offered overdraft protection programs.

Trust and brokerage fee income increased $159,524 to $903,374 for 2012 compared to $743,850 for 2011. Managed trust assets increased to $109 million at year-end 2012 compared to $105 million at year-end 2011.

Securities gains recorded for 2011 totaled $55,016, down from $358,030 in securities gains for 2011. The gain recorded during 2012 was for the sale of a GNMA mortgage-backed security with an original maturity of 30 years. The Company sold half of its position in this 5% coupon bond to realize some gain and mitigate prepayment risk due to refinancing activity. The gains recorded during 2011 were principally for sales of GNMA mortgage-backed securities with an original maturity of 30 years. The sales were completed to raise funds to complete the disposition of branch deposits during the fourth quarter of 2011 and to reduce the price sensitivity of the investment portfolio.

Gains on the sale of loans increased $50,244 to $159,873 from $109,629 in 2011. Refinance activity in the mortgage market contributed to the improvement in mortgage lending volumes, and purchase activity showed signs of improvement during 2012.

In 2012 and 2011, the Company recognized loss on the disposition or direct write-down of assets acquired in settlement of loans. For 2012, the loss on disposition or direct write-down of assets acquired in settlement of loans totaled $205,417 on eight properties. For 2011, the loss on disposition or direct write-down of assets acquired in settlement of loans totaled $268,117 on twelve properties.

Noninterest expense. Total noninterest expenses decreased $1,621,988, or 19.4%, to $6,732,871 during 2012 compared to $8,354,859 for 2011. Lower expenses were principally the result of the reduction in overhead associated with the banking offices sold during the fourth quarter of 2011 and the absence of branch disposal expenses totaling $212,383 in 2011. Other changes are described below.

Compensation costs, excluding severance benefits classified as part of branch disposal expenses, decreased $552,687 to $3,675,562 in 2012, or a decrease of 13.1%, compared to $4,228,249 in 2011. Incentive compensation costs paid or accrued during the fourth quarter of 2011 totaled approximately $322,000 and was principally related to the successful completion of the branch deposit and loan sale during the fourth quarter. Salaries and benefits costs associated with the sold banking offices totaled approximately $290,000 in 2011. Compensation cost deferrals increased $102,300 based on higher lending volumes for the comparative periods; these expenses are deferred and reflected as a component of loan yield over the loan term in accordance with ASC 310-20-25, Receivables-Nonrefundable Fees and Other Costs.

Occupancy and equipment costs decreased $173,647, or 18.2%, in 2012. Costs associated with the banking offices sold in 2011 totaled approximately $257,000 for 2011. Occupancy and equipment costs associated with the St. Clairsville branch opened in early 2012 totaled approximately $120,000.

Professional fees decreased $76,259 or 13.2%, in 2012. These costs include legal, accounting and auditing, regulatory examination and consulting fees. Legal expenses declined by approximately $57,000, accounting and audit fees decreased $31,000 and consulting expenses increased $12,000.

Franchise tax increased $24,801 to $234,625 for 2012. Ohio franchise tax for financial institutions for the current year is based on the Bank’s net worth on the last day of the prior calendar year-end; higher capital levels at year-end 2011 compared to year-end 2010 resulted in higher costs for 2012.

Marketing and advertising expenses increased by $18,251 to $92,920, or an increase of 24.4% for 2012. The Bank participates in business development activities through sponsorships, special events, speaking engagements, print articles, and other advertisements promoting the experience and expertise of its staff and the advantages of community banking for its clients.

Data processing expenses include costs for internet banking, core systems data processing and courier charges. This expense decreased $233,601 to $494,642 for 2012. This cost is principally driven by the costs associated with core processing and is largely driven by transaction volumes which declined as a result of the branch sale in October 2011. The Bank converted its core systems processing to a different provider during 2012 to reduce costs and expand products used by the Bank.

Deposit expense and insurance fees decreased $97,550, or 25.0%, in 2012. The change in methodology in FDIC assessments implemented in April 1, 2011 and the reduction in the Bank’s asset size related to the branch deposit sale during the fourth quarter of 2011 contributed to the reduction in FDIC insurance cost by approximately $40,000. Lower costs were also realized for cash letter processing, check printing, and other deposit account related expenses.

Non-recurring costs incurred for the completed sale of the Wayne County, Ohio branch offices totaled $212,383 in 2011. These costs included severance costs associated with terminated employees in the market totaling $134,078, legal expenses of $40,771, data processing costs of $21,168, and other costs of $16,366.

Other expenses decreased $310,877, or 34.3%, in 2012. Loan-related expenses decreased $148,238 including lower legal expense of $75,847. OREO expenses decreased $125,354. Insurance for fidelity bond and directors and officers insurance decreased $27,751.

Income tax expense for 2012 totaled $24,524 for estimated alternative minimum tax. No income tax expense was recorded for 2011 because the valuation allowance for deferred tax assets was relieved to the extent that federal income taxes were applied to net income before taxes.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012 the Company had no unconsolidated, related special purpose entities, nor did the Company engage in derivatives and hedging contracts, such as interest rate swaps, that may expose us to liabilities greater than the amounts recorded on the consolidated balance sheet. The investment policy prohibits engaging in derivatives contracts for speculative trading purposes; however, in the future, the Company may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

Cash and cash equivalents decreased $14.3 million from $20.0 million at December 31, 2011 to $5.7 million at December 31, 2012. Cash and cash equivalents represented 3.3% of total assets at year-end 2012, compared to 13.7% of total assets at year-end 2011. The decrease was due to the use of cash to fund loan growth. Total loans, including loans held for sale, increased by approximately $40.4 million from year-end 2011 to year-end 2012. Loan growth was also funded by deposit growth. Non-maturity core deposits increased $10.8 million to $76.5 million at year-end 2012. Retail time deposits increased $11.6 million to $34.3 million at year-end 2012, and time deposits collected through an internet CD listing service increased $5.2 million to $20.8 million at year-end 2012.

The Company monitors the liquidity position on a regular basis in conjunction with asset/liability and interest rate risk management activities. Our current liquidity level, including contingency funding available through borrowing facilities at the Federal Home Loan Bank and the Federal Reserve Bank, is sufficient to meet anticipated future growth in loans and general liquidity needs.

CAPITAL RESOURCES

Total shareholders’ equity was $18.9 million at December 31, 2012, compared to $18.6 million at December 31, 2011. Comprehensive income of $127,000 and the adjustment to equity for stock-based compensation expense of approximately $198,000 increased equity during 2012.

During 2012 the Company’s shareholders approved an amendment to the Articles of Incorporation to effect a one-for-ten reverse stock split. The purpose of the amendment was to increase the market value of the Company’s stock above $1.00 per share to make the shares more attractive to a broader range of institutional and other investors. Many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. The amendment was effective with the close of business on September 17, 2012.

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

INTEREST RATE SENSITIVITY

The following table details the variable rate composition of our interest-earning assets at December 31, 2012 and 2011:

	Percent variable rate
	2012	2011
Interest-bearing deposits and federal funds sold	100%	100%
Securities	11%	14%
Loans	82%	73%
Federal bank stock	100%	100%
Total interest-earning assets	73%	72%

The Company performs regular liquidity risk analysis and quarterly interest rate risk analysis. This information is used to assist in managing the balance sheet to reduce the impact of changes in interest rates on earnings and equity. Approximately 50.4% of the interest-earning assets and 89.4% of the interest-bearing liabilities on our balance sheet at December 31, 2012 were scheduled to mature or subject to repricing during 2012.

We believe that the Bank is "asset" sensitive over a twelve-month horizon at December 31, 2012. Usually, this would mean an increasing interest rate environment would cause an increase in net interest income and a falling interest rate scenario would have the inverse effect. However, we cannot be certain that our net interest income would contract if interest rates increased because the composition of our assets and liabilities is constantly changing due to the variability of our loan prepayment experience, the behavior of core deposit customers and other factors.

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

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks	$1,103,974	$778,689
Federal funds sold and interest-bearing deposits in financial institutions	4,603,077	19,267,467
Cash and cash equivalents	5,707,051	20,046,156
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	11,713,044	10,677,644
Loans held for sale	2,040,395	895,610
Loans, net of allowance of $2,347,664 and $2,484,478 at December 31, 2012 and December 31, 2011	147,684,318	108,277,319
Federal bank stock	1,577,750	1,597,850
Premises and equipment, net	2,429,076	2,452,627
Assets acquired in settlement of loans	1,980,755	2,012,752
Accrued interest receivable and other assets	1,508,788	541,409
Total assets	$174,741,177	$146,601,367

LIABILITIES
Deposits:
Noninterest-bearing demand	$24,765,857	$21,017,215
Interest-bearing demand	9,290,531	6,190,520
Savings	42,457,581	38,537,916
Certificates of deposit, net	55,028,379	38,216,813
Total deposits	131,542,348	103,962,464
Repurchase agreements	4,359,837	4,213,612
Short-term Federal Home Loan Bank advances	13,000,000	13,000,000
Long-term Federal Home Loan Bank advances	6,000,000	6,000,000
Accrued interest payable and other liabilities	926,524	837,203
Total liabilities	155,828,709	128,013,279

Commitments and contingent liabilities	0	0

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized, none outstanding	0	0
Common stock, no par value;
December 31, 2012 and December 31, 2011: 22,500,000 shares authorized, 1,971,431 shares issued and outstanding at December 31, 2012 and 1,971,456 issued and outstanding at December 31, 2011	36,004,103	35,806,662
Accumulated deficit	(17,354,709)	(17,468,889)
Accumulated other comprehensive income	263,074	250,315
Total shareholders' equity	18,912,468	18,588,088
Total liabilities and shareholders' equity	$174,741,177	$146,601,367

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012 and 2011

	2012	2011
Interest and dividend income:
Loans, including fees	$5,951,183	$5,529,061
Securities, taxable	164,911	363,817
Securities, tax-exempt	107,308	107,608
Interest-bearing deposits, federal funds sold and other	25,049	79,554
Dividends on federal bank stock	79,089	74,566
Total interest and dividend income	6,327,540	6,154,606

Interest expense:
Deposits	613,168	1,037,267
Short-term Federal Home Loan Bank advances	25,293	4,381
Long-term Federal Home Loan Bank advances	34,199	21,156
Repurchase agreements and federal funds purchased	11,620	11,036
Capital leases	0	49,966
Total interest expense	684,280	1,123,806
Net interest income	5,643,260	5,030,800
Provision for loan losses	13,466	152,905
Net interest income after provision for loan losses	5,629,794	4,877,895
Noninterest income:
Service charges and other fees	285,426	551,361
Trust and brokerage fee income	903,374	743,850
Gain on sales of securities available for sale, net	55,016	358,030
Gain on sale of loans	159,873	109,629
Gain on sale of branch deposits	0	3,526,070
Gain on assignment of branch lease	0	217,532
Loss on disposition or direct write-down of assets acquired in settlement of loans	(205,417)	(268,117)
Loss on disposition of fixed assets	(441)	(3,818)
Other income	43,950	62,549
Total noninterest income	1,241,781	5,297,086

Noninterest expense:
Salaries and benefits	3,675,562	4,228,249
Occupancy and equipment	781,225	954,872
Professional fees	503,232	579,491
Franchise tax	234,625	209,824
Data processing	494,642	728,243
Marketing and advertising	92,920	74,669
Stationery and supplies	63,326	71,362
Deposit expense and insurance	291,959	389,509
Branch disposal expenses	0	212,383
Other expenses	595,380	906,257
Total noninterest expense	6,732,871	8,354,859
Net income before income taxes	138,704	1,820,122
Income tax expense	24,524	0

Net income	$114,180	$1,820,122

Basic income per share	$0.06	$0.92
Diluted income per share	$0.06	$0.92

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2012 and 2011

	2012	2011
Net income	$114,180	$1,820,122

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	67,775	452,621
Reclassification adjustment for gains included in net income	(55,016)	(358,030)
Tax effect	0	0
Total other comprehensive income	12,759	94,591

Comprehensive income	$126,939	$1,914,713

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012 and 2011

	Outstanding Shares of Common Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2010	19,714,564	$35,603,803	$(19,289,011)	$155,724	$16,470,516

Stock based compensation expense		202,859			202,859

Net income			1,820,122		1,820,122
Other comprehensive income				94,591	94,591
Balance, December 31, 2011	19,714,564	35,806,662	(17,468,889)	250,315	18,588,088

Stock based compensation expense		197,692		197,692

One for ten reverse stock split	(17,743,107.6)
and cash paid for fractions shares	(25.4)	(251)			(251)

Net income			114,180		114,180
Other comprehensive income				12,759	12,759
Balance, December 31, 2012	1,971,431	$36,004,103	$(17,354,709)	$263,074	$18,912,468

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net Income	$114,180	$1,820,122
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	13,466	152,905
Depreciation and amortization	277,738	334,529
Loss on disposition of fixed assets	441	3,818
Gain on sale of branch deposits	0	(3,526,070)
Securities amortization and accretion, net	125,582	210,426
Gain on lease assignment	0	(217,532)
Origination of loans held for sale	(19,132,413)	(9,196,955)
Proceeds from sales of loans held for sale	18,133,831	9,947,343
Loss on disposition or direct write-down of assets acquired in settlement of loans	205,417	268,117
Gain on sale of securities available for sale	(55,016)	(358,030)
Gain on sale of loans held for sale	(159,873)	(109,629)
Stock based compensation expense	197,692	202,859
Net change in:
Accrued interest receivable and other assets	(967,379)	117,370
Accrued interest payable and other liabilities	89,321	(294,760)
Deferred loan fees	(62,113)	104,001
Net cash from operating activities	(1,219,126)	(541,486)

Cash flows from investing activities:
Purchases of securities available for sale	(6,209,677)	(6,539,002)
(Purchases) or redemptions of federal bank stock	20,100	(40,150)
Maturities, calls and paydowns of securities available for sale	4,310,301	13,355,600
Sales of securities available for sale	806,170	10,770,482
Proceeds from sale of assets acquired in settlement of loans	326,041	820,055
Participation loans sold	9,278,619	5,099,496
Participation loans purchased	(6,829,351)	(1,674,216)
Net change in loans	(42,293,412)	(12,462,508)
Proceeds from sale of premises and equipment	6,722	1,250,464
Acquisition of premises and equipment	(261,350)	(362,451)
Net cash from investing activities	(40,845,837)	10,217,770

Cash flows from financing activities
Net change in deposits	27,579,884	38,583,982
Sale of branch deposits	0	(74,311,095)
Net change in repurchase agreements	146,225	(177,640)
Repayment of capital lease obligations	0	(38,126)
Assignment of capital lease obligation	0	(369,467)
Proceeds from short term FHLB advances, net of repayments	0	13,000,000
Proceeds from long term FHLB advances	0	6,000,000
Repayments of long term FHLB advances	0	(5,000,000)
Cash paid in lieu of fractional shares for reverse stock split	(251)	0
Net cash from financing activities	27,725,858	(22,312,346)

Net change in cash and cash equivalents	(14,339,105)	(12,636,062)
Cash and cash equivalents at beginning of period	20,046,156	32,682,218

Cash and cash equivalents at end of period	$5,707,051	$20,046,156

- continued -

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$679,166	$1,185,674
Federal income taxes	40,000	0
Non-cash transactions:
Transfer of loans to assets acquired in settlement of loans	499,461	749,624
Transfer of securities to available-for-sale from held-to-maturity	0	2,816,058

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Ohio Legacy Corp (“Ohio Legacy”) and its wholly-owned subsidiary, Premier Bank & Trust, National Association (the “Bank”, formerly Ohio Legacy Bank, N.A.). Intercompany transactions and balances are eliminated in consolidation. References to the “Company” include Ohio Legacy, consolidated with its subsidiary, the Bank. The Company is 76.09% owned by Excel Bancorp, LLC.

Ohio Legacy is a bank holding company, incorporated in July 1999 under the laws of the State of Ohio. The Bank provides financial services through three full-service banking offices in North Canton and St. Clairsville, Ohio. The Bank provides trust, private banking, investment and other banking services to its clients. Its primary deposit products are checking, savings and certificate of deposit accounts, and its primary lending products are residential mortgage, commercial real estate, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by residential and commercial real estate. Concentrations of credit are evaluated based on the North American Industry Classification System (“NAICS”) code assignments. At December 31, 2012, concentrations of credit risk exceeding 25% of Tier 1 capital plus the Allowance for Loan Losses included the following:

	Recorded Investment ($000s)	% of Tier 1 Capital plus the Allowance for Loan Loss
Commercial Real Estate/ Rental & Leasing	$26,803	129.16%
Residential Real Estate/ Rental & Leasing	17,180	82.79%
Retail Trade	7,222	34.80%
Contractors/Developers	6,085	29.32%

The Bank’s credit policy includes various concentration limits expressed as a percentage of Tier 1 capital plus the Allowance for Loan Loss and as a percentage of total loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $550,000 and $1,514,000 was required to meet regulatory reserve and clearing requirements at December 31, 2012 and 2011, respectively.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax when appropriate.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status upon approval of the Credit Committee or the Asset Quality Committee when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Impairment is measured on a loan by loan basis for all loans other than consumer loans and residential mortgage loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan is on nonaccrual status.

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

The Company divides loans not individually evaluated for impairment by risk into four grades: pass, special mention, substandard, and doubtful. Loans with a pass grade and loans not rated are divided into ten separate segments. Total charge-offs for a specified time period, currently three years, are divided into the same segments and used as a starting point to estimate credit losses in each segment. Other subjective factors, such as industry conditions, local economic trends and similar items are assigned a numeric value by segment and are also applied to the balances in the pass grade. Historic loss percentages are applied separately to the special mention and substandard pools of loans based on actual charge-offs for each pool in total regardless of the segment.

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

Loans to Nondepository Financial Institutions: Loans to nondepository financial institutions consist of indirect financing provided to a nationwide network of qualified mortgage brokers that originate mortgage loans for sale to third-party investors. The Bank has a loan participation agreement with another financial institution (the “Direct Lender”) which purchases mortgage loans from the mortgage brokers. The Bank purchases a 75% interest in each mortgage loan offered to the Bank by the Direct Lender for purchase subject to appropriate underwriting requirements up to a an aggregate limit of $10 million. Since the loans are returned to the mortgage broker for sale to the third party investor, the transactions do not meet the definition of a participating interest under generally accepted accounting principles and the financing arrangement is classified as loans to nondepository financial institutions (the originating mortgage brokers). The financing arrangement is collateralized by first mortgages on single family homes. If the loan has not been sold to the third-party investor within 120 days, the mortgage broker must repurchase the mortgage loan from the Direct Lender. The mortgage broker must pay the Direct Lender an amount equal to 10% of the mortgage loan purchase price sixty days after the purchase date and an equal amount ninety days after the purchase date. The mortgage broker, at the Direct Lender’s sole discretion, must repurchase each mortgage loan from the Direct Lender within 120 days after the date of purchase. There is no agreement between the investor and the Direct Lender or the Bank. The Bank receives interest on the mortgage loans equivalent to the fixed coupon rates of the underlying mortgage loans. The Direct Lender and the Bank review each underlying mortgage loan to reasonably ensure conformity with U.S. Agency-sponsored underwriting qualifications prior to the advancement of funds. The underwriting package includes an approved investor commitment to purchase the loan.

Management utilizes past due information as a credit quality indicator across the loan portfolio. The past due information is the primary credit quality indicator within both the 1-4 family residential real estate loan portfolio (including first liens, home equity loans, and construction loans in the 1-4 family real estate segment) and consumer loans.

The primary credit quality indicator for loans to nondepository financial institutions, loans secured by trust assets, commercial and commercial real estate loans (including non-owner occupied, owner occupied, multi-family real estate, 1-4 family rental property, and construction and development loans not included in the residential real estate segment) is based on an internal grading system. Credit grades are monitored regularly by the respective loan officer and independently by credit administration, and adjustments are made when appropriate. The frequency of loan review with respect to credit grades is dependent upon the size and grade of the loan. A description of credit quality indicators is included in Note 3.

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

For all loan segments, the Bank will initiate a charge-off or a partial charge-off based on the status of the loan. If the loan is not fully collateralized and is in the process of collection, the Bank will charge off the amount of the uncollectable account balance as a loss. The designated workout officer is generally responsible for calculating and recommending the charge-off amount. All charge-offs must be approved by the Credit Committee whose members consist of the Chief Credit Officer, the Chief Executive Officer, the Chief Operating Officer, the Workout Officer, and the Senior Lending Officer.

Charge offs are recorded when consumer loans are 120 days past due and real estate loans are 180 days past due. This may be extended if management believes that the risk of loss is minimal, and the Bank is in the process of collection with a reasonable prospect of full collection. Management conducts reviews of impaired loans regularly and assesses the requirement for specific allocations or charge-offs. When a loss has not been confirmed and payments are current, a specific allocation is generally recorded. Charge-offs (either full or partial) are recognized when loss is confirmed (for example, upon receipt of a current appraisal) and is generally based on the amount that the loan balance exceeds the estimated net realizable value of the collateral. For unsecured loans, the full balance is charged-off at the time the loan is deemed impaired. The Company did not revise its charge-off policy during the periods presented.

The amount and timing of full or partial charge-offs is important since charge-offs are factored into the calculation of the three-year historical loan loss experience rates used to estimate the adequacy of the allowance for loan losses. Failure to record charge-offs in a timely manner could result in lower historical loss rates and potentially understate the estimate of the amount of probable incurred losses within the portfolio and distort coverage ratios such as the allowance for loan losses to nonaccrual loans used by management to evaluate the adequacy of the allowance for loan losses.

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

Federal Bank Stock: The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as federal bank stock on the balance sheet, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Federal Reserve Bank stock is also carried at cost. Cash dividends are reported as income. At December 31, 2012, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $556,750. As of December 31, 2011, federal bank stock consisted of Federal Home Loan Bank stock of $1,021,000 and Federal Reserve Bank stock of $576,850.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over an asset’s useful life, primarily using the straight line method. Leasehold improvements and office buildings under a capital lease are amortized over the original term of the lease or the life of the asset, whichever is shorter. Furniture, fixture and equipment have useful lives ranging from 3 to 7 years. Buildings have useful lives ranging from 15 to 20 years. Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable through future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares that may be issued upon the exercise of stock options. On September 17, 2012, the Company completed a one for ten reverse stock split approved by its shareholders at the annual shareholders’ meeting in May 2012. Outstanding shares and per share amounts for 2011 were retroactively restated for the reverse stock split. The following table details the calculation of basic and diluted earnings per share for the years ended December 31:

	2012	2011
BASIC:
Net income	$114,180	$1,820,122
Weighted average common shares outstanding	1,971,449	1,971,456
Basic income per share	$0.06	$0.92

DILUTED:
Net income	$114,180	$1,820,122
Weighted average common shares outstanding	1,971,449	1,971,456
Dilutive effect of stock options	-	-
Total common shares and dilutive potential common shares	1,971,449	1,971,456
Diluted income per common share	$0.06	$0.92

The computation of diluted income per share excludes potential dilutive common shares if the effect of their exercise would be anti-dilutive. Potential dilutive common shares which were excluded totaled 128,025 for 2012 and 131,120 for 2011.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity, net of tax.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to Ohio Legacy and by Ohio Legacy to shareholders. See Note 12 for a further description of regulatory restrictions.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates.

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

Reclassifications: Some items in the prior-year financial statements were reclassified to conform to the current year’s presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Adoption of New Accounting Pronouncements:

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that began after December 15, 2011. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of changes in shareholders’ equity.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance were effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

NOTE 2 – SECURITIES

The fair values of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale, carried at fair value:
December 31, 2012
U.S. Government-sponsored enterprises	$1,006,648	$7	$0	$1,006,655
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	7,309,579	151,274	0	7,460,853
Other mortgage-backed securities-residential	188,430	0	(9,548)	178,882
Municipal securities	2,702,912	170,892	0	2,873,804
Equity securities	39,900	152,950	0	192,850
Total	$11,247,469	$475,123	$(9,548)	$11,713,044

December 31, 2011
U.S. Government-sponsored enterprises	$2,514,982	$952	$(28)	$2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	4,663,733	201,434	0	4,865,167
Other mortgage-backed securities-residential	250,748	0	(60,877)	189,871
Municipal decurities	2,755,465	205,885	0	2,961,350
Equity securities	39,900	105,450	0	145,350
Total	$10,224,828	$513,721	$(60,905)	$10,677,644

At June 30, 2011, the Company reclassified its municipal securities to the available-for-sale category from held-to-maturity since management no longer intends to hold these securities to maturity. At the time of the transfer, the municipal securities were carried at amortized cost totaling $2,816,058 and the estimated fair value was $2,950,608. The unrealized gain included as a component of accumulated other comprehensive income related to the reclassification was $134,550. The securities were reclassified because management considered selling the municipal securities to assist in funding the sale of two branch offices in October 2011. No purchases will be classified as held-to-maturity before June 30, 2013.

Proceeds from sales of securities available for sale were $806,170 for 2012 and $10.8 million for 2011. Gross gains of $55,016 and $358,030 and no gross losses were realized on the sales during 2012 and 2011, respectively.

Securities with unrealized losses for less than one year and one year or more were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
Other mortgage-backed securities-residential	$0	$0	$178,882	$(9,548)	$178,882	$(9,548)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011:	Value	Loss	Value	Loss	Value	Loss
Available for sale:
U.S. Government-sponsored enterprises	$1,003,318	$(28)	$-	$-	$1,003,318	$(28)
Other mortgage-backed securities	-	-	189,871	(60,877)	189,871	(60,877)
Total	$1,003,318	$(28)	$189,871	$(60,877)	$1,193,189	$(60,905)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) in the fair value of its securities portfolio at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2012, the Company’s security portfolio consisted of twenty-seven securities. One security was in an unrealized loss position, discussed below under “Mortgage-backed securities”, for twelve months or longer.

Mortgage-backed securities

At December 31, 2012, 19% of the mortgage-backed securities held by the Company were issued by the Government National Mortgage Association (“GNMA”), which are backed by the full faith and credit of the U.S. government, and 79% were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.

The Company’s mortgage-backed securities portfolio includes one non-agency security with a fair value of $178,882 which represents an unrealized loss of $9,548 at December 31, 2012 and $60,877 at December 31, 2011. The estimated fair value has been less than its amortized cost for twelve months or more. This non-agency mortgage-backed security is rated Caa2 by Moody’s rating service on December 4, 2012 and BB- by Standard & Poor’s rating service on October 16, 2012. It is senior to two subordinate classes of securities that together are collateralized by a pool of residential mortgages. No losses incurred on the mortgages in the pool have been assigned to the senior classes. Although the borrowers are not required to make principal payments during the initial 10 year period, 81% of the original principal has been repaid as of December 31, 2012. There are no negative amortization loans in the pool and none of the loans are subprime, Alt A or similar type of high-default product. Based on these factors, as of December 31, 2012, the Company believes there is no OTTI and does not have the intent to sell this security and it is not likely that it will be required to sell the security before its anticipated recovery.

The fair value of debt securities available for sale at year-end 2012 by contractual maturity were as follows. Securities not due at a single maturity date (mortgage-backed securities) are shown separately.

Available for Sale
Fair Value

Due in one year or less	$0
Due from one to five years	861,103
Due from five to ten years	2,270,108
Due after ten years	749,248
Mortgage-backed securities-residential	7,639,735
Total	$11,520,194

Available for sale securities with a fair value of $7,177,000 and $7,002,000 were pledged as collateral for repurchase agreements (see Note 7) as of December 31, 2012 and 2011, respectively. No securities were pledged as collateral to the Federal Home Loan Bank or for public fund deposits at December 31, 2012 and 2011.

At December 31, 2012 and at December 31, 2011, there were no holdings of securities of specific issuers, other than mortgage backed securities and debentures issued by U.S. Government-sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

NOTE 3 – LOANS

Loans, by collateral type, were as follows:

	December 31, 2012		December 31, 2011
	Balance	Percent	Balance	Percent
Residential real estate	$33,224,110	22.1%	$27,985,517	25.3%
Multifamily real estate	9,998,614	6.7%	9,140,672	8.2%
Commercial real estate	55,211,623	36.8%	42,622,961	38.5%
Construction and development	7,601,563	5.1%	4,219,420	3.8%
Commercial	15,253,309	10.2%	10,031,094	9.1%
Secured by trust assets	5,820,705	3.9%	6,798,929	6.1%
Loans to nondepository financial institutions	7,345,540	4.9%	0	0.0%
Consumer and home equity	15,482,848	10.3%	9,931,647	9.0%
Total Loans	149,938,312	100.0%	110,730,240	100.0%
Less: Allowance for loan losses	(2,347,664)		(2,484,478)
Net deferred loan costs	93,670		31,557
Loans, net	$147,684,318		$108,277,319

Approximately $30,231,000 and $24,475,000 of residential real estate loans were pledged as collateral for FHLB advances at December 31, 2012 and 2011, respectively. Commercial and multi-family real estate loans pledged to the FHLB as of December 31, 2012 and 2011 totaled $39,117,000 and $23,827,000, respectively. Approximately $20,289,000 and $16,553,000 of commercial and home equity loans were pledged as collateral at the Federal Reserve Bank of Cleveland for available discount window borrowing at December 31, 2012 and 2011.

Activity in the allowance for loan loss by portfolio class for 2012 is depicted in the following two tables:

	1-4 Family Residential	1-4 Family Rental	Multi-Family Real Estate	Home Equity	Consumer	Commercial
Balance, January 1	$202,699	$235,523	$423,031	$139,419	$9,687	$284,961
Provision for loan losses	244,123	30,806	(168,030)	247,178	54,201	(385,827)
Charge-offs	(145,657)	(30,137)	0	(52,842)	(2,262)	(1,100)
Recoveries	5,260	873	0	5,968	1,627	118,267
Balance, December 31, 2012	$306,425	$237,065	$255,001	$339,723	$63,253	$16,301

		Commercial real estate			Loans to Nondepository
	Secured by Trust Assets	Non-owner Occupied	Owner Occupied	Construction	Financial Institutions	Total
Balance, January 1	$13,600	$278,699	$662,269	$234,590	$0	$2,484,478
Provision for loan losses	(1,959)	(552)	82,712	(89,186)	0	13,466
Charge-offs	0	(31,412)	(2,405)	(50,000)	0	(315,815)
Recoveries	0	10,332	2,405	20,803	0	165,535
Balance, December 31, 2012	$11,641	$257,067	$744,981	$116,207	$0	$2,347,664

Activity in the allowance for loan loss by portfolio class for 2011 is depicted in the following two tables:

	1-4 family residential	1-4 family rental	Multi-family real state	Home Equity	Consumer	Commercial
Balance, December 31, 2010	$183,507	$331,184	$454,670	$93,187	$10,818	$275,473
Provision for loan losses	73,014	(57,006)	207,025	48,068	21,588	142,735
Charge-offs	(48,077)	(26,737)	(105,698)	-	(23,614)	(81,263)
Recoveries	-	-	-	-	1,809	38,276
Reclassification of allowance for loans disposed of through branch sale	(5,745)	(11,918)	(132,966)	(1,836)	(914)	(90,260)
Balance, December 31, 2011	$202,699	$235,523	$423,031	$139,419	$9,687	$284,961

	Secured by Trust Assets	Non-owner occupied	Owner Occupied	Construction	Total
Balance, December 31, 2010	$12,095	$509,739	$1,043,458	$141,635	$3,055,766
Provision for loan losses	1,505	(138,828)	40,477	(185,673)	152,905
Charge-offs	-	(86,246)	(166,658)	(1,205)	(539,498)
Recoveries	-	-	95,387	279,833	415,305
Reclassification of allowance for loans disposed of through branch sale	-	(5,966)	(350,395)	-	(600,000)
Balance, December 31, 2011	$13,600	$278,699	$662,269	$234,590	$2,484,478

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

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2012	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$306,425	$28,166,315	$0	$667,082	$306,425	$28,833,397
1-4 family rental property	230,376	4,340,427	6,689	50,286	237,065	4,390,713
Multi-family real estate	255,001	9,707,328	0	291,286	255,001	9,998,614
Home equity	303,860	12,531,704	35,863	263,776	339,723	12,795,480
Consumer	63,253	2,687,368	0	0	63,253	2,687,368
Commercial	15,252	15,252,260	1,049	1,049	16,301	15,253,309
Secured by trust assets	11,641	5,820,705	0	0	11,641	5,820,705
Commercial real estate:
Non-owner occupied	241,359	24,257,442	15,708	2,415,495	257,067	26,672,937
Owner occupied	743,758	25,831,947	1,223	2,706,739	744,981	28,538,686
Loans to nondepository financial institutions	0	7,345,540	0	0	0	7,345,540
Construction and development	116,207	7,601,563	0	0	116,207	7,601,563
Total	$2,287,132	$143,542,599	$60,532	$6,395,713	$2,347,664	$149,938,312

	Loans Collectively Evaluated for Impairment		Loans Individually Evaluated for Impairment		Total
December 31, 2011	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss	Recorded Investment
1-4 family residential mortgage	$202,699	$23,645,009	$0	$108,877	$202,699	$23,753,886
1-4 family rental property	235,523	4,068,998	0	162,633	235,523	4,231,631
Multi-family real estate	423,031	9,132,775	0	7,897	423,031	9,140,672
Home equity	98,944	8,711,640	40,475	189,603	139,419	8,901,243
Consumer	9,687	1,030,404	0	0	9,687	1,030,404
Commercial	284,347	9,838,175	614	192,919	284,961	10,031,094
Commercial secured by trust assets	13,600	6,798,929	0	0	13,600	6,798,929
Commercial real estate:
Non-owner occupied	212,153	20,279,967	66,546	2,522,791	278,699	22,802,758
Owner occupied	650,824	19,208,688	11,445	611,515	662,269	19,820,203
Construction and development	234,590	3,931,523	0	287,897	234,590	4,219,420
Total	$2,365,398	$106,646,108	$119,080	$4,084,132	$2,484,478	$110,730,240

The following tables present loans individually evaluated for impairment by loan class:

	As of December 31, 2012			As of December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
1-4 family residential mortgage	$757,684	$667,082	$0	$197,637	$108,877	$0
1-4 family rental property	62,552	13,323	0	288,674	162,633	0
Multi-family real estate	322,098	291,286	0	36,952	7,897	0
Home equity	66,273	66,273	0	32,337	32,337	0
Commercial	0	0	0	371,177	192,305	0
Commercial real estate:
Non-owner occupied	2,386,167	2,386,167	0	1,836,578	1,754,214	0
Owner occupied	2,750,965	2,705,516	0	613,495	533,746	0
Construction and development	0	0	0	716,657	287,897	0
Subtotal	6,345,738	6,129,647	0	4,093,506	3,079,906	0

With an allowance recorded:
1-4 family residential mortgage	0	0	0	0	0	0
1-4 family rental property	60,949	36,963	6,689	0	0	0
Multi-family real estate	0	0	0	0	0	0
Home equity	197,560	197,503	35,863	157,266	157,266	40,475
Commercial	1,140	1,049	1,049	2,849	614	614
Commercial real estate:
Non-owner occupied	61,518	29,328	15,708	773,028	768,577	66,546
Owner occupied	7,042	1,223	1,223	82,517	77,769	11,445
Subtotal	328,209	266,066	60,532	1,015,660	1,004,226	119,080

Total	$6,673,947	$6,395,713	$60,532	$5,109,166	$4,084,132	$119,080

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
1-4 family residential mortgage	$452,767	$0	$0	$210,111	$590	$590
1-4 family rental property	63,897	1,344	1,344	118,228	10,861	10,861
Multi-family real estate	100,417	17,337	14,889	28,081	0	0
Home equity	60,920	2,426	2,240	8,375	0	0
Commercial	118,406	8,004	7,486	164,449	20,874	20,874
Commercial real estate:
Non-owner occupied	2,445,154	142,465	137,741	524,417	4,490	4,490
Owner occupied	775,053	10,732	10,732	863,249	1,712	1,712
Construction and development	119,957			779,650	1,666	1,666
Subtotal	4,136,571	182,308	174,432	2,696,560	40,193	40,193

With an allowance recorded:
1-4 family residential mortgage	0	0	0	36,158	0	0
1-4 family rental property	35,012	0	0	76,017	0	0
Multi-family real estate	811	0	0	0	0	0
Home equity	121,703	7,699	7,174	12,011	0	0
Consumer	0	0	0	0	0	0
Commercial	0	0	0	22,158	0	0
Commercial real estate:
Non-owner occupied	9,170	0	0	133,958	0	0
Owner occupied	374,117	0	0	46,331	0	0
Subtotal	540,813	7,699	7,174	326,633	0	0

Total	$4,677,384	$190,007	$181,606	$3,023,193	$40,193	$40,193

The following tables present the aging of the recorded investment in loans by loan class:

		Days Past Due
December 31, 2012	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Total
1-4 family residential mortgage	$27,180,242	$960,868	$180,021	$512,266	$1,653,155	$28,833,397
1-4 family rental property	4,340,427	6,143	7,180	36,963	50,286	4,390,713
Multi-family real estate	9,995,173	0	3,441	0	3,441	9,998,614
Home equity loans	12,676,103	39,802	29,643	49,932	119,377	12,795,480
Consumer	2,685,058	719	642	949	2,310	2,687,368
Commercial	15,252,260	1,049	0	0	1,049	15,253,309
Secured by trust assets	5,820,705	0	0	0	0	5,820,705
Commercial real estate:	0	0	0	0
Non-owner occupied	26,643,609	0	0	29,328	29,328	26,672,937
Owner occupied	26,048,546	0	191,894	2,298,246	2,490,140	28,538,686
Loans to nondepository financial institutions	7,345,540	0	0	0	0	7,345,540
Construction and development	7,601,563	0	0	0	0	7,601,563
Total	$145,589,226	$1,008,581	$412,821	$2,927,684	$4,349,086	$149,938,312

Loans past due 90 days or greater included one commercial real estate, owner occupied loan with a recorded investment of $2.3 million representing the Bank’s 2.45% participation interest. Sixty-six participants share in the credit. The loan has matured and the participating banks have agreed to extend the maturity date of the loan with new terms for the borrower. The closing for the loan extension was completed during March 2013, and the Bank has reinstated the loan to accrual status with a loan grade of a pass credit.

		Days Past Due
December 31, 2011	Loans Not Past Due	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Total
1-4 family residential mortgage	$23,161,060	$454,167	$138,659	$0	$592,826	$23,753,886
1-4 family rental property	3,924,394	144,603	31,975	130,659	307,237	4,231,631
Multi-family real estate	9,132,775	0	0	7,897	7,897	9,140,672
Home equity loans	8,809,248	25,161	34,497	32,337	91,995	8,901,243
Consumer	1,017,062	0	11,670	1,672	13,342	1,030,404
Commercial	10,005,369	3,848	6,692	15,185	25,725	10,031,094
Secured by trust assets	6,798,929	0	0	0	0	6,798,929
Commercial real estate:
Non-owner occupied	22,762,810	0	0	39,948	39,948	22,802,758
Owner occupied	19,581,686	0	0	238,517	238,517	19,820,203
Construction and development	3,881,837	49,686	0	287,897	337,583	4,219,420
Total	$109,075,170	$677,465	$223,493	$754,112	$1,655,070	$110,730,240

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by loan class:

December 31, 2012	Nonaccrual Loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$347,582	$197,353	$544,935
1-4 family rental property	50,286	0	50,286
Multi-family real estate	3,441	0	3,441
Home equity loans	49,932	0	49,932
Consumer	17,320	948	18,268
Commercial	1,049	0	1,049
Secured by trust assets	0	0	0
Commercial real estate:
Non-owner occupied	29,328	0	29,328
Owner occupied	2,706,739	0	2,706,739
Construction and development	0	0	0
Total	$3,205,677	$198,301	$3,403,978

December 31, 2011	Nonaccrual loans	90 Days or Greater & Still Accruing	Total
1-4 family residential mortgage	$108,877	$-	$108,877
1-4 family rental property	162,633	-	162,633
Multi-family real estate	7,897	-	7,897
Home equity loans	38,612	-	38,612
Consumer	6,309	1,672	7,981
Commercial	77,919	-	77,919
Commercial real estate:
Non-owner occupied	39,948	-	39,948
Owner occupied	611,515	-	611,515
Construction and development	287,897	-	287,897
Total	$1,341,607	$1,672	$1,343,279

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

The following tables depict TDR activity for 2012 and 2011:

		For the Year Ended December 31, 2012
	Number of Loans	Pre-Modification	Post-Modification
Home equity	1	$66,272	$66,272
Commercial	0	0	0
Commercial real estate:
Non-owner occupied	1	253,218	290,500
Owner occupied	1	238,517	229,519
Total	3	$558,007	$586,291

		For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification	Post-Modification
Home equity	1	$150,991	$150,991
Commercial	3	145,294	195,761
Commercial real estate:
Non-owner occupied	4	2,222,984	2,490,647
Owner occupied	2	120,403	120,403
Total	10	$2,639,672	$2,957,802

The home equity modifications related to a change in payment through the re-amortization of the remaining balance and an increase in the interest rate.

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

The Owner-Occupied Commercial Real Estate modifications were the result of shortening the maturity of loans so that the expiration date of the real estate holding company debt and the operating entity debt were the same.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following table reports the balance of TDRs outstanding and related information as of year-end:

	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Home equity	2	$213,844	1	$150,991
Commercial real estate:
Non-owner occupied	5	2,674,012	4	2,482,844
Owner occupied	1	215,377	2	110,627
Commercial	1	78,990	3	177,120

TDR allocated specific reserves		$30,780		$100,746
TDR loan commitments outstanding		0		6,000

No loans were modified during the year ending December 31, 2012 or 2011 that had a significant payment delay and did not meet the definition of a troubled debt restructuring.

A loan is typically considered to be in payment default once it is eleven days contractually past due under the modified terms. During 2012, there was one non-owner occupied commercial real estate loan identified as a TDR with a balance of $287,845 as of December 31, 2012 for which a payment default occurred during the prior twelve months following the modification. The payment default did not result in a charge off or a change in the allowance for loan and lease losses.

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

Credit Quality Indicators:

The Company classifies all non-homogeneous loans such as commercial and commercial real estate loans into risk classes based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk into four non-classified categories (i.e. passing grade loans) and three categories of classified loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings for classified loans:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not analyzed as part of homogeneous groups include commercial, commercial real estate, multi-family real estate, most one to four family rental properties, construction and development loans (except for consumer construction loans for single family owner-occupied homes included as part of a homogeneous group), loans secured by trust assets, and loans to nondepository financial institutions. Loans secured by one to four family rental properties are not risk rated when the borrower owns less than four rental properties or units. Homogeneous groups of loans are not typically risk rated unless the loan is placed on nonaccrual status. A loan may also be separated from the homogeneous pool and individually risk rated due to recurrent delinquency problems, typically 60 to 89 days past due. Based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

December 31, 2012	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$28,181,932	$187,140	$116,743	$347,582	$0	$28,833,397
1-4 family rental property	949,631	3,307,577	62,659	70,846	0	4,390,713
Multi-family real estate	279,367	8,387,924	907,951	423,372	0	9,998,614
Home equity loans	12,473,534	58,170	0	231,439	32,337	12,795,480
Consumer	2,687,368	0	0	0	0	2,687,368
Commercial	0	15,252,260	0	1,049	0	15,253,309
Secured by trust assets	0	5,820,705	0	0	0	5,820,705
Commercial real estate:
Non-owner occupied	0	22,949,712	1,307,730	2,415,495	0	26,672,937
Owner occupied	0	25,437,889	173,139	2,927,658	0	28,538,686
Loans to nondepository financial institutions	0	7,345,540	0	0	0	7,345,540
Construction and development	2,776,423	4,825,140	0	0	0	7,601,563
Total	$47,348,255	$93,572,057	$2,568,222	$6,417,441	$32,337	$149,938,312

December 31, 2011	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
1-4 family residential mortgage	$23,441,682	$-	$203,327	$1,680	$107,197	$23,753,886
1-4 family rental property	494,363	2,872,069	513,544	351,655	-	4,231,631
Multi-family real estate	303,587	7,240,618	254,823	1,341,644	-	9,140,672
Home equity loans	8,637,268	72,895	1,477	150,991	38,612	8,901,243
Consumer	1,030,404	-	-	-	-	1,030,404
Commercial	-	9,823,849	14,326	130,799	62,120	10,031,094
Secured by trust assets	675,626	6,123,303	-	-	-	6,798,929
Commercial real estate:
Non-owner occupied	5,000	19,005,683	759,562	3,032,513	-	22,802,758
Owner occupied	1,795	17,493,719	1,506,489	707,573	110,627	19,820,203
Construction and development	1,867,195	2,037,504	26,824	287,897	-	4,219,420
Total	$36,456,920	$64,669,640	$3,280,372	$6,004,752	$318,556	$110,730,240

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

	Residential
December 31, 2012	1-4 family	Home Equity	Consumer	Total
Performing	$28,485,815	$12,745,548	$2,670,048	$43,901,411
Nonperforming	347,582	49,932	17,320	414,834
Total	$28,833,397	$12,795,480	$2,687,368	$44,316,245

	Residential
December 31, 2011	1-4 Family	Home Equity	Consumer	Total
Performing	$23,645,009	$8,862,631	$1,024,095	$33,380,744
Nonperforming	108,877	38,612	6,309	304,789
Total	$23,753,886	$8,901,243	$1,030,404	$33,685,533

Loans to principal officers, directors and their affiliates in 2012 were as follows:

Balance, January 1	$5,387,226
New loans or advances	197,813
Repayments	(700,571)
Balance, December 31	$4,884,468

NOTE 4 – ASSETS ACQUIRED IN SETTLEMENT OF LOANS

Assets acquired in settlement of loans were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Interest in limited liability company	$1,171,620	$1,255,437
Residential real estate	51,690	201,154
Commercial real estate	251,000	292,251
Construction and development	506,445	263,910
Total	$1,980,755	$2,012,752

Direct write-downs of assets acquired in settlement of loans totaled $209,453 and $192,882 for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows at December 31 2012 and 2011:

	2012	2011
Land	$524,559	$524,559
Office building	996,183	996,183
Leasehold improvements	824,130	520,223
Furniture, fixtures and equipment	1,780,201	1,942,534
Premises and equipment, cost	4,125,073	3,983,499
Less: Accumulated depreciation	(1,695,997)	(1,530,872)
Premises and equipment, net	$2,429,076	$2,452,627

The North Canton banking office is located at 600 South Main Street in North Canton, Ohio. The Bank owns the land and building, which was constructed during 2005. During 2010, the Company changed its main office to this location.

During the years ended December 31, 2012 and 2011, depreciation expense was $277,738 and $334,529, respectively. Depreciation expense includes amortization of assets leased under capital leases.

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

A lease for office space for wealth services is located at 107 Plaza Drive, Suite J, St. Clairsville, Ohio. The initial term of the lease was three years beginning March 1, 2010. The minimum annual rent is $20,496 with additional rent in the amount of the tenant’s proportionate share of building operating expenses which includes real estate taxes, insurance, utilities, maintenance, and other costs associated with the maintenance and operation of the building. The lease provides for options to renew the lease for two additional one year terms. The lease was renewed in March 2013 for an annual rent of $21,521.

Rent expense was $232,615 and $215,264 for the years ended December 31, 2012 and 2011, respectively. Estimated rental commitments under all leases for their non-cancelable periods were as follows as of December 31, 2012:

Operating Leases

2013	$193,222
2014	177,188
2015	149,490
2016	158,004
2017	154,812
Thereafter	1,712,508
Total minimum lease payments	$2,545,224

NOTE 6 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more were $38,075,582 and $25,383,342 at December 31, 2012 and 2011, respectively.

Scheduled maturities of certificates of deposit were as follows at December 31, 2012:

2013	$41,190,195
2014	7,988,060
2015	5,625,702
2016	212,922
2017	11,500
$55,028,379

NOTE 7 – REPURCHASE AGREEMENTS

Repurchase agreements are financing arrangements that mature daily. Under the agreements, customers agree to maintain funds on deposit with the Bank and in return acquire an interest in a pool of securities pledged as collateral against the funds. The securities are held in a segregated safekeeping account at the Federal Home Loan Bank. Information concerning the repurchase agreements for 2012 and 2011 is summarized as follows:

	2012	2011
Average daily balance during the year	$4,591,173	$4,056,358
Average interest rate during the year	0.25%	0.26%
Maximum month-end balance during the year	5,845,256	6,978,179
Interest rate at year-end	0.25%	0.25%

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The following table details FHLB short term borrowings as of December 31, 2012 and 2011.

	2012	2011
Cash management interest only advance
.14% variable rate, maturing January 14, 2013	$5,000,000	$0
Cash management interest only advance
.18% fixed rate, maturing January 4, 2013	8,000,000	0
Cash management interest only advance
.14% variable rate, maturing January 11, 2012	0	5,000,000
Cash management interest only advance
.04% fixed rate, maturing January 6, 2012	0	8,000,000

Total	$13,000,000	$13,000,000

The cash management advances are prepayable without penalty.

The following table details FHLB long term advances as of December 31, 2012 and 2011:

	2012	2011
Two-year interest-only advance
.59% fixed rate, maturing November 27,2013	$3,000,000	$3,000,000
18-month interest-only advance
.55% fixed rate, maturing April 12, 2013	3,000,000	3,000,000
Total advances	$6,000,000	$6,000,000

Each interest-only advance is payable at its maturity date and has a prepayment penalty if repaid prior to maturity. The advances are collateralized by a blanket pledge of eligible residential real estate loans and a specific pledge of commercial and commercial real estate loans. At December 31, 2012, the Bank had approximately $21,055,000 in additional borrowing capacity available for future advances based upon current collateral and the Company’s holdings of FHLB stock. As of December 31, 2012, required principal payments on all FHLB advances are due during 2013.

NOTE 9 – FAIR VALUE

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

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Annual appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. For commercial impaired loans and other real estate owned, if the carrying value is less than $250,000, the Company may obtain a property evaluation by an independent company instead of an appraisal. The Company uses an independent third party appraisal management company for the management of appraisal ordering and review. The appraisal management company reviews the assumptions and approaches, utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics and provides a written review report to the Company. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraised value to arrive at fair value. The most recent analysis performed indicated that a discount of 10% should be applied. In some cases, and when justified through appropriate documentation, additional discounting is reflected to allow for changing market conditions, property condition or increasing vacancy.

Assets measured at fair value on a recurring basis are summarized in the following table:

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012:
Equity securities	$192,850	$0	$0	$192,850
U.S. government sponsored enterprises	0	1,006,655	0	1,006,655
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	0	7,460,853	0	7,460,853
Other mortgage backed securities-residential	0	178,882	0	178,882
Municipal securities	0	2,873,804	0	2,873,804
Total securities available for sale	$192,850	$11,520,194	$0	$11,713,044

December 31, 2011:
Equity securities	$145,350	$0	$0	$145,350
U.S. government sponsored enterprises	0	2,515,906	0	2,515,906
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	0	4,865,167	0	4,865,167
Other mortgage backed securities-residential	0	189,871	0	189,871
Municipal securities	0	2,379,836	581,514	2,961,350
Total securities available for sale	$145,350	$9,950,780	$581,514	$10,677,644

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

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers between Level 1 and Level 2 securities during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31.

	Municipal Securities
	2012	2011
Balance of recurring Level 3 assets at January 1	$581,514	$537,577
Total gains or losses (realized/unrealized):
Included in earnings – realized	0	0
Included in earnings – unrealized	0	0
Included in other comprehensive income	(17,794)	43,937
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers in and/or out of Level 3	(563,720)	0
Balance of recurring Level 3 assets at December 31	$0	$581,514

The fair value for two municipal bonds with a fair value of $563,720 as of December 31, 2012 was transferred from Level 3 to Level 2 because observable market data was available for the securities.

The following table summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2011 for Level 3 assets and liabilities that are still held at December 31.

2011
Interest income on securities	$152
Other changes in fair value	43,785
Total	$43,937

The following table depicts assets measured at fair value on a non-recurring basis.

	Fair Value Measurements Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012:
Impaired loans:
1-4 family residential mortgage	$0	$0	$471,501	$471,501
1-4 family rental property	0	0	43,597	43,597
Home equity	0	0	161,640	161,640
Multi-family real estate	0	0	3,441	3,441
Commercial real estate:
Non-owner occupied	0	0	13,620	13,620

Assets acquired in settlement of loans:
Residential	0	0	25,989	25,989
Commercial real estate	0	0	150,000	150,000
Construction and development	0	0	145,684	145,684
Interest in limited liability company	0	0	1,171,620	1,171,620

December 31, 2011:
Impaired loans:
1-4 family residential mortgage	$0	$0	$107,197	$107,197
1-4 family rental property	0	0	130,659	130,659
Home equity	0	0	116,791	116,791
Multi-family real estate	0	0	7,897	7,897
Commercial	0	0	62,120	62,120
Commercial real estate:
Non-owner occupied	0	0	741,979	741,979
Owner occupied	0	0	66,324	66,324
Construction and development	0	0	287,897	287,897

Assets acquired in settlement of loans:
Residential	0	0	55,989	55,989
Commercial real estate	0	0	292,251	292,251
Construction and development	0	0	263,910	263,910
Interest in limited liability company	0	0	1,255,437	1,255,437

The above impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $754,331 with a specific allocation of the allowance for loan losses of $60,532 at December 31, 2012. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $127,075 in 2012.

The above impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,639,944 with a specific allocation of the allowance for loan losses of $119,080 at December 31, 2011. Provisions for loan losses as a result of charge-offs or write-downs to the fair value of collateral were $628,530 in 2011.

The above assets acquired in settlement of loans, measured at fair value less costs to sell, had a carrying value of $1,493,293 at December 31, 2012. Gross write-downs totaling $209,453 were recorded on these assets during the year ended December 31, 2012. Gross write-downs totaling $192,882 were recorded on these assets during the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans
1-4 family residential	$471,501	Sales comparison approach	Adjustment for differences between the comparable sales	8.56% to 9.03%	8.71%
1-4 family rental property	43,597	Sales comparison approach	Adjustment for differences between the comparable sales	-32.00% to 1.00%	-9.43%
Home equity	161,640	Sales comparison approach	Adjustment for differences between the comparable sales	-7.17% to -1.70%	-4.20%
Multi-family real estate	3,441	Sales comparison approach	Adjustment for differences between the comparable sales	2.10% to 2.10%	2.10%
Commercial real estate:
Non-owner occupied	13,620	Income approach	Capitalization rate	12.00% to 12.00%	12.00%

Assets Acquired in Settlement of Loans
Residential	$25,989	Sales comparison approach	Adjustment for differences between the comparable sales	-26.00% to -26.00%	-26.00%
Commercial real estate	150,000	Sales comparison approach	Adjustment for differences between the comparable sales	-7.00% to -7.00%	-7.00%
Construction and development	145,684	Sales comparison approach	Adjustment for differences between the comparable sales	0.00% to 0.00%	0.00%

Interest in limited liability company	1,171,620	Income approach	Capitalization rate	10.25% to 10.25%	10.25%

The carrying amounts and estimated fair values of financial assets and liabilities at December 31 are as follows:

		Fair Value Measurements Using:
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$5,707,000	$5,707,000	$0	$0	$5,707,000
Certificate of deposit in financial institution	100,000	0	100,000	0	100,000
Securities available for sale	11,713,000	193,000	10,956,000	564,000	11,713,000
Loans held for sale	2,040,000	0	2,066,000	0	2,066,000
Loans, net	147,684,000	0	0	149,843,000	149,843,000
Federal bank stock	1,578,000	NA	NA	NA	NA
Accrued interest receivable	422,000	0	51,000	371,000	422,000

Financial liabilities
Deposits	(131,542,000)	(76,514,000)	(55,213,000)	0	(131,727,000)
Repurchase agreements	(4,360,000)	0	(4,360,000)	0	(4,360,000)
Federal Home Loan Bank advances	(19,000,000)	0	(19,003,000)	0	(19,003,000)
Accrued interest payable	(29,000)	(1,000)	(28,000)	0	(29,000)

December 31, 2011	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,046,000	$20,046,000
Certificate of deposit in financial institution	100,000	100,000
Securities available for sale	10,678,000	10,678,000
Loans held for sale	896,000	928,000
Loans, net	108,277,000	110,428,000
Federal bank stock	1,598,000	NA
Accrued interest receivable	340,000	340,000

Financial liabilities
Deposits	(103,962,000)	(104,100,000)
Repurchase agreements	(4,214,000)	(4,214,000)
Federal Home Loan Bank advances	(19,000,000)	(19,055,000)
Accrued interest payable	(24,000)	(24,000)

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

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as previously described. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Loans Held For Sale: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan resulting in Level 2 classification.

Federal Bank Stock: It is not practical to determine the fair value of federal bank stock due to restrictions placed on their transferability.

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

Off-balance Sheet Instruments: Fair values for off-balance sheet commitments are nominal and are not material.

NOTE 10 - INCOME TAXES

Income tax expense was as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Current federal	$24,524	$-
Deferred federal	96,290	1,030,624
Change in valuation allowance	(96,290)	(1,030,624)
Total income tax expense	$24,524	$-

Effective tax rates differ from federal statutory rates applied to financial statement earnings due to the following:

	2012	2011
Federal statutory rate (34%) times financial statement income	$47,159	$618,841

Effect of:
Tax exempt income net of disallowed interest expense	(35,298)	(35,292)
Stock based compensation	67,215	68,972
Write-off of deferred tax benefits	0	376,753
Change in valuation allowance	(96,920)	(1,030,624)
Other, net	42,368	1,350
Total income tax expense	$24,524	$0

Deferred tax assets and liabilities were due to the following at December 31, 2012 and 2011:

	2012	2011
Deferred Tax Assets
Allowance for loan losses	$202,594	$425,824
Deferred and accrued compensation	6,154	30,306
Intangible asset amortization	113,275	130,266
REO valuation allowance	246,623	197,640
Net operating loss carryforward	2,857,894	2,729,009
Other than temporary impairment of securities	982,608	982,608
Depreciation	40,412	21,010
Tax credit carryforward	58,754	61,092
Nonaccrual interest adjustment	93,986	82,968
Other	22,950	16,563
Total deferred tax assets	4,625,250	4,677,286

Deferred tax liabilities
Unrealized gain on securities available for sale	(158,296)	(153,957)
Net deferred loan costs	(35,706)	(9,976)
Prepaid expense	(14,802)	(23,511)
Federal Home Loan Bank stock dividend	(58,480)	(58,480)
Partnership adjustments	(68,056)	(40,245)
Other	(292)	(240)
Total deferred tax liabilities	(335,632)	(286,409)

Net deferred tax assets	4,289,618	4,390,877
Less: valuation allowance	(4,289,618)	(4,390,877)
Net deferred tax assets (liabilities)	$0	$0

A valuation allowance of $4,289,618 was recorded to reduce the carrying amount of the Company’s net deferred tax assets to zero due primarily to losses sustained in prior years.

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

At December 31, 2012, after consideration of the reduction to pre-transaction net operating losses due to the section 382 limitation, the Company had net operating loss carryforwards of approximately $8,405,000 that will expire as follows: $1,257,000 on December 31, 2027, $132,000 on December 31, 2028, $1,532,000 on December 31, 2029, $5,105,000 on December 31, 2030 and $379,000 on December 31, 2032.

In addition, the Company has approximately $59,000 of alternative minimum tax credits that may be carried forward indefinitely.

At December 31, 2012 and 2011, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months.

The Company and the Bank are subject to U.S. federal income tax. The Company is no longer subject to examination by federal taxing authorities for tax years prior to 2009. The tax years 2009, 2010 and 2011 remain open to examination by the U.S. taxing authorities.

NOTE 11 - STOCK-BASED COMPENSATION

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

The fair value of options granted in 2010 was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	1.11% - 1.83%
Expected term (years)	6.5
Expected stock price volatility	0.298
Dividend yield	0%

No options were granted during 2012 or 2011. Options and the related exercise price were adjusted for the 1 for 10 reverse stock split completed during September 2012. Options outstanding, exercise price and option activity occurring prior to the reverse stock split have been restated accordingly. The Company has a policy of using authorized but unissued common shares to satisfy option exercises.

The following table depicts the activity under the Plan:

	2012
	Options	Weighted Average Exercise Price
Outstanding, January 1	128,185	$22.98
Granted	0	0
Forfeited or expired	(160)	23.00
Exercised	0	0
Outstanding, December 31	128,025	$22.98

Exercisable at December 31	51,910	$22.98

The weighted average remaining contractual life of the options outstanding at December 31, 2012 was 7.53 years. The intrinsic value of options outstanding was $0. All nonvested options outstanding are expect to vest.

The follow table depicts vesting activity under the Plan.

	2012
	Options	Weighted Average Exercise Price
Nonvested at January 1, 2012	101,660	$22.98
Granted	0	0
Vested	(25,385)	23.00
Forfeited or expired	(160)	23.00
Nonvested at December 31, 2012	76,115	$22.98

As of December 31, 2012, there was $492,499 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $158,656 and $275,860.

NOTE 12 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which they are subject. The consolidated capital amounts and ratios for the Company are materially similar to the Bank.

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

At year-end 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at December 31, 2012 and 2011:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets
Premier Bank & Trust	$20,307	13.4%	$12,146	8.0%	$15,182	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	18,404	12.1%	6,073	4.0%	9,109	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	18,404	10.6%	6,930	4.0%	8,662	5.0%

December 31, 2011:
Total capital to risk-weighted assets
Premier Bank & Trust	$19,501	17.6%	$8,841	8.0%	$11,051	10.0%

Tier 1 capital to risk-weighted assets
Premier Bank & Trust	18,106	16.4%	4,420	4.0%	6,631	6.0%

Tier 1 capital to average assets
Premier Bank & Trust	18,106	12.1%	5,965	4.0%	7,457	5.0%

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

NOTE 13 - LOAN COMMITMENTS AND RELATED ACTIVITIES

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

Commitments to make loans are generally made for periods of 30 days or less. The contractual amount of loan commitments with off-balance sheet risk was as follows at December 31 2012 and 2011:

	2012	2011
Commitments to make loans:
Variable rate	$4,994,469	$2,061,725
Fixed rate	2,387,864	696,800

Unused lines of credit, variable-rate	42,043,782	34,106,820
Standby letters of credit	615,232	194,856

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
As of December 31
	2012	2011
ASSETS
Cash and cash equivalents	$52,924	$60,058
Investment in subsidiary, Premier Bank & Trust, N.A.	18,869,489	18,557,939
Other assets	4,795	5,414
Total assets	$18,927,208	$18,623,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$14,740	$35,323
Shareholders' equity	18,912,468	18,588,088
Total liabilities and shareholders' equity	$18,927,208	$18,623,411

CONDENSED STATEMENTS OF OPERATIONS
For the year ended December 31
	2012	2011
Dividends received from subsidiary	$100,000	$200,000

Professional fees	(11,575)	(9,360)
Other expense	(75,345)	(65,526)
Income before undistributed earnings of subsidiary	13,080	125,114
Equity in undistributed income of subsidiary	101,100	1,695,008
Income before income taxes	114,180	1,820,122
Income tax expense	0	0
Net income	$114,180	$1,820,122
Other comprehensive income	12,759	94,591
Comprehensive income	$126,939	$1,914,713

CONDENSED STATEMENT OF CASH FLOWS
For the year ended December 31,	2012	2011

Cash flows from operating activities:
Net income	$114,180	$1,820,122
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(101,100)	(1,695,008)
Net change in other assets and other liabilities	(19,963)	(79,532)
Net cash used for operating activities	(6,883)	45,582

Cash flows from financing activities:
Reverse stock split - cash paid for fractional shares	(251)	0
Net change in cash and cash equivalents	(7,134)	45,582
Beginning cash and cash equivalents	60,058	14,476

Ending cash and cash equivalents	$52,924	$60,058

NOTE 15 – SUBSEQUENT EVENTS - BRANCH PURCHASE (UNAUDITED)

On February 1, 2013, the Bank entered into a Branch Office Purchase and Assumption Agreement (the “Agreement”), with First National Bank, N.A. located in Orrville, Ohio (“FNB”), and a wholly owned subsidiary of National Bancshares Corporation and with NBOH Properties, LLC, an Ohio limited liability company, for the purchase of certain assets and the assumption of certain liabilities of FNB’s Fairlawn branch located at 3085 West Market Street, Akron, Ohio. Under the terms of the Agreement, the Bank will purchase $10 million to $12 million in loans and will assume $13 million to $16 million in deposits. The Bank will pay a deposit premium of approximately 5.25% based on the average amount of assumed deposits during a specified period prior to the closing, with a minimum premium of $682,500. The Bank will also purchase real estate owned by NBOH Properties, LLC for $1.1 million and other assets including fixtures and equipment associated with the branch location. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second quarter of 2013.

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ohio Legacy Corp

North Canton, Ohio

We have audited the accompanying consolidated balance sheets of Ohio Legacy Corp as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio Legacy Corp at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

April 1, 2013

EXECUTIVE OFFICERS OF OHIO LEGACY CORP AND OHIO LEGACY BANK, NATIONAL ASSOCIATION

Rick L. Hull, President and Chief Executive Officer

Denise M. Penz, Executive Vice President and Chief Operating Officer

Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer

DIRECTORS OF OHIO LEGACY CORP

Louis Altman Co-Managing Partner, A. Altman Company Canton, Ohio	Bruce A. Cassidy, Sr. Retired Business Executive Sarasota, Florida
Rick L. Hull Executive Officer North Canton, Ohio	Brian C. Layman Principal, Layman, D’Atri & Associates, LLC Canton, Ohio
Denise M. Penz Executive Officer St. Clairsville, Ohio	Wilbur R. Roat, Chairman Retired Bank Executive Kennett Square, Pennsylvania
James P. Tressel Vice President for Strategic Engagement, University of Akron Akron, Ohio	Francis P. Wenthur Retired Business Executive North Canton, Ohio
David B. Wurster CEO, BookMasters, Inc. Ashland, Ohio

CORPORATE AND BANK LOCATIONS

Belden Village Banking Center 6141 Whipple Ave NW North Canton, Ohio 44720	North Canton Corporate Office and Banking Center 600 South Main Street North Canton, Ohio 44720
St. Clairsville Wealth Office 107 Plaza Drive, Suite J St. Clairsville, Ohio 43950	St. Clairsville Banking Center 107 Plaza Drive, Suite A St. Clairsville, Ohio 43950
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

As of the end of the period covered by this report, an evaluation was performed under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2012, were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission's rules and forms.

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

Management of Ohio Legacy Corp, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on the specified criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There are no matters to be reported under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Class II Directors – Terms ending in 2013 and Nominees for Re-Election to Terms ending in 2016

RICK L. HULL (age 60)

Director since February 2010

Mr. Hull was appointed as President and Chief Executive of the Company and the Bank effective February 20, 2010. From August 2009 until February 2010, Mr. Hull served as a consultant for Excel Financial and Excel Bancorp and assisted them in evaluating opportunities to directly or indirectly acquire a financial institution. From January 2006 to August 2009, Mr. Hull served as the President of the Akron/Canton Region of Huntington National Bank (formerly Sky Bank). From January 1999 to December 2005, Mr. Hull served as the President of the Ohio Valley Region of Sky Bank. Mr. Hull is admitted to practice law in the State of Ohio, and previously served as General Counsel of The Citizens Banking Company and maintained a private real estate and commercial law practice. Mr. Hull provides the Board with nearly 30 years of experience in the commercial banking industry, including experience in an executive management capacity, and has extensive knowledge of legal compliance and corporate governance issues within the banking industry. Mr. Hull is also a director of the Bank.

DENISE M. PENZ (age 44)

Director since February 2010

Ms. Penz was appointed as Executive Vice President and Chief Operating Officer of the Company and the Bank effective February 20, 2010. From July 2008 until February 2010, Ms. Penz served as a consultant for Excel Financial and Excel Bancorp and assisted them in evaluating opportunities to directly or indirectly acquire a financial institution. From September 2000 to July 2008, Ms. Penz served as the Senior Vice President, Manager of Trust and Investment Services for the Ohio Valley Region of Huntington National Bank (formerly Belmont National Bank and Sky Bank), where she managed a staff of investment, trust and operational professionals in addition to maintaining client relationships. Ms. Penz provides the Board with several years of experience in the financial institutions and investment services industries, including experience in wealth management and strategic acquisitions. Ms. Penz is also a director of the Bank.

WILBUR R. ROAT (age 66)

Director and Chairman of the Board since February 2010, Independent, Member of the Compensation Committee (Chairman), the Corporate Governance and Nominating Committee (Chairman) and the Executive Committee (Chairman)

Since June 2005, Mr. Roat has been a private investor and consultant in the banking industry. From December 1999 to June 2005, Mr. Roat served as President and Chief Executive Officer and as a director of Belmont Bancorp. and Belmont National Bank. From September 1994 to March 1999, Mr. Roat served as President and Chief Executive Officer of First Lehigh Bancorp and First Lehigh Bank. From September 2009 until December 2010, Mr. Roat served on the board of directors of Northpointe Bank and Northpointe Bancshares. Mr. Roat, who has served as President and Chief Executive Officer of three financial institutions, provides the Board with more than 30 years of management experience in the banking industry. Mr. Roat is also a director of the Bank.

Class I Directors – Terms ending in 2014

LOUIS ALTMAN (age 44)

Director since February 2010, Independent, Member of the Compensation Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Trust Committee of the Bank (Chairman)

Mr. Altman is currently a co-managing partner of the A. Altman Company, a full service real estate development firm for commercial, residential, office, medical and hotel properties. He has been a partner of A. Altman Company since 1991 and a co-managing partner since 1999, where he is directly involved in all aspects of the business including acquisitions, site selection, development, financing, leasing, management and property disposition. From 2002 to 2007, Mr. Altman served as a Regional Director for the Western Reserve Region of Sky Bank. From 2006 to 2007, Mr. Altman served as a director of Sky Bank. Mr. Altman provides the Board with a strong background in managing, developing and financing commercial real estate ventures as well as experience in having served as a director of a financial institution. Mr. Altman is also a director of the Bank.

BRUCE A. CASSIDY, SR. (age 62)

Director since February 2010, Independent, Member of the Compensation Committee, the Corporate Governance and Nominating Committee, the Executive Committee, and the Audit Committee

Mr. Cassidy, who is currently retired, was the founder of Excel Mining Systems LLC (“EMS”), a manufacturer of roof support systems for the mining industry located in Bowerston, Ohio. Mr. Cassidy served as Chief Executive Officer of EMS from 1991 until its sale in 2007 to Orica Mining Services (“Orica”), an Australian-based company. In 2008, Mr. Cassidy became President and Chief Executive Officer of Minova North & South Americas, a subsidiary of Orica, and served in that position until his retirement in December 2009. Mr. Cassidy provides the Board with years of business management and governance experience. Mr. Cassidy is also a director of the Bank.

FRANCIS P. WENTHUR (age 67)

Director since March 2010, Independent, Member the of Audit Committee (Chairman)

Mr. Wenthur, who is currently retired, has four decades of experience in financial and accounting positions with different industries, during which time he has held various positions in the field. In 2009, Mr. Wenthur served as a consultant for Minova North & South Americas. Prior to that time, from 1995 to July 2008, Mr. Wenthur was the Vice President and Chief Financial Officer for EMS. Mr. Wenthur provides the Board with experience in a key financial role for a commercial business and with previous loan workout experience for a bank and several companies prior to his employment with EMS. Mr. Wenthur is also a director of the Bank.

Class III Directors – Terms ending in 2015

BRIAN C. LAYMAN (age 38)

Director since May 2012, Independent, Member of the Audit Committee, Financial Expert

Mr. Layman is a principal with the law firm, Layman, D’Atri & Associates, LLC. He has held this position since November 2007. Mr. Layman is admitted to practice law in Ohio and Florida and is also a licensed CPA in Ohio. Mr. Layman's practice focuses primarily on estate, tax, asset protection and business succession planning, corporate law, and trust and estate administration, and he is certified as a Specialist in Estate Planning, Trust and Probate Law by the Ohio State Bar Association. Mr. Layman earned his B.S. in Accounting, Master of Taxation and Juris Doctor from the University of Akron. Mr. Layman is a member of the American Bar Association, Ohio State Bar Association, Florida State Bar Association and Stark County Bar Association, the American Institute of Certified Public Accountants, and the Ohio Society of Certified Public Accountants. Mr. Layman provides the board with legal and accounting expertise and experience as a practicing attorney and businessman. Mr. Layman is also a director of the Bank.

JAMES P. TRESSEL (age 60)

Director since May 2012, Independent, Member of the Trust Committee

Mr. Tressel is the Vice President for Strategic Engagement for The University of Akron, a position he has held since May 2012. From September 2011 to January, 2012, Mr. Tressel was a consultant for the Indianapolis Colts. From 2001 through May 2011, Mr. Tressel was the Head Football Coach for The Ohio State University. A sought after public speaker, he is also the author of two books, Life Promises for Success published in 2011, and The Winners Manual: For the Game of Life published in 2008. Mr. Tressel has participated in numerous events in support of the United States Armed Forces, and is currently involved in fundraising activities for many charitable and philanthropic causes both locally and nationally. Mr. Tressel earned a M.A. degree in Education from the University of Akron and a B.A. degree in Education from Baldwin-Wallace College. Mr. Tressel is also a director of the Bank.

DAVID B. WURSTER (age 37)

Director since March 2010, Independent, Member of the Audit Committee

Since 1994, Mr. Wurster has served as the Chief Executive Officer of BookMasters, Inc., a leading book manufacturing and distribution company. Mr. Wurster has many years of experience in handling financial matters for companies that he owns and provides the Board with a strong business background, extensive financial management experience and a unique perspective as an entrepreneur and businessman. Mr. Wurster is also a director of the Bank.

Executive Officers

The current executive officers of the Company are Rick L. Hull, Denise M. Penz and Jane Marsh. Biographical information and business experience with respect to each of the executive officers is set forth below. The Company’s executive officers are elected by, and serve at the pleasure of, the Board.

RICK L. HULL, age 60, was appointed as the President and Chief Executive Officer of the Company and the Bank effective February 20, 2010. Mr. Hull also serves as a director of the Company and the Bank. His biographical information and business experience appear above under “Board of Directors.”

DENISE M. PENZ, age 44, was appointed as the Executive Vice President and Chief Operating Officer of the Company and the Bank effective February 20, 2010. Ms. Penz also serves as a director of the Company and the Bank. Her biographical information and business experience appear above under “Board of Directors.”

JANE MARSH, age 51, was appointed as the Secretary, Treasurer and Chief Financial Officer of the Company and the Bank effective February 20, 2010. From December 2009 until February 20, 2010, Ms. Marsh served as a consultant for Excel Financial and Excel Bancorp and assisted them in evaluating opportunities to directly or indirectly acquire a financial institution. From August 2005 until December 2009, Ms. Marsh served as the Controller of Health Care Management Services, Inc., a private company that operates residential treatment and outpatient healthcare facilities. From 2003 until June 2005, Ms. Marsh served as the Chief Financial Officer of Belmont Bancorp and Belmont National Bank. Ms. Marsh is a certified public accountant and has over 26 years of experience in accounting and bank services, including extensive experience in corporate strategic direction, finance and accounting.

Section 16(a) Beneficial Ownership Reporting compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common shares to file reports of ownership and changes in ownership of the common shares with the SEC. Based solely on a review of the reports filed on behalf of these persons and written representations from our executive officers and directors that no additional reports were required to be filed, the Company believes that, during 2012, its executive officers, directors and greater than 10% beneficial owners complied with such filing requirements.

Code of Business Conduct and Ethics

The Board has adopted and implemented a Code of Business Conduct and Ethics for all directors, officers, and employees of the Company and the Bank. This document was adopted to assist our employees and directors in understanding and carrying out our mandate for honesty, integrity and high standards of ethical conduct. It is available, free of charge, on the “Corporate Governance” page of the Company’s website at www.ohiolegacycorp.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of these documents that relate to elements listed under Item 406(b) of Regulation S-K and apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website discussed above.

Corporate Governance

Director Independence

Although the Company is no longer subject to the rules of The NASDAQ Stock Market LLC (“NASDAQ”), the Company has chosen, as permitted by SEC rules, to apply the rules of NASDAQ in evaluating the independence of its directors. The Board has determined that seven of its nine members (Messrs. Altman, Cassidy, Layman, Tressel, Roat, Wenthur and Wurster) qualify as independent directors under applicable rules of NASDAQ. When determining whether a director meets the criteria for independence required by NASDAQ rules, the Board broadly considers all relevant facts and circumstances to determine whether the director has any relationship which, in the Board’s opinion, interferes with the exercise of independent judgment in carrying out the responsibilities of a director. With respect to the seven independent directors, there are no transactions, relationships or arrangements requiring disclosure pursuant to Item 404(a) of Regulation S-K that were considered by the Board in determining that these individuals are independent under NASDAQ rules, except as described below.

In reviewing the independence of Messrs. Cassidy, Wenthur, Wurster and Altman, the Board considered that (1) Mr. Cassidy is the sole member of an entity that owns approximately 32% of the outstanding membership interests in Excel Bancorp, (2) Mr. Wenthur owns approximately 10% of the outstanding membership interests in Excel Bancorp, (3) Mr. Wurster owns approximately 6.7% of the outstanding membership interests in Excel Bancorp, (4) Mr. Altman is a member of an entity that owns approximately 7.0% of the outstanding membership interests in Excel Bancorp, and (5) Mr. Layman is a member of an entity that owns approximately 10% of the outstanding membership interests in Excel Bancorp. The Board also considered that each of Messrs. Cassidy, Wenthur, Wurster, Altman, and Layman serves on the board of managers of Excel Bancorp. The Board concluded that, at this time, such directors’ relationships with, and/or ownership of, Excel Bancorp do not interfere with the exercise of their independent judgment in carrying out the responsibilities of a director of the Company.

Mr. Hull, who serves as our President and Chief Executive Officer, and Ms. Penz, who serves as our Executive Vice President and Chief Operating Officer, do not qualify as independent directors as a result of their service as executive officers of the Company.

Audit and Compliance Committee Independence and Financial Expert

Each member of the Audit and Compliance Committee qualifies as independent and is financially literate under applicable SEC rules and NASDAQ rules. The Board has determined that Mr. Layman qualifies as an audit committee financial expert under applicable SEC rules by virtue of his background and experience as a certified public accountant and attorney, and as independent under NASDAQ rules. The Audit and Compliance Committee held twelve meetings during 2012.

The Audit and Compliance Committee is responsible for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for maintaining a process for receiving and investigating confidential, anonymous submission by employees of the Company or the Bank of concerns regarding questionable accounting or auditing matters. Any such submissions, as well as any other communications from shareholders, may be made to the Chairperson of the Audit and Compliance Committee at the following address and phone number: Ohio Legacy Corp, 600 South Main Street, North Canton, OH 44720, Attn: Audit and Compliance Committee Chairperson, (330) 499-1900.

Item 11. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

2012 Summary Compensation Table

The following table summarizes the total compensation for 2012, 2011 and 2010 for the Company’s current principal executive officer, and two other most highly compensated executive officers (the “named executive officers”):

(a)	(b)	(c)	(d)	(f)	(i)	(j)

	Year	Salary	Bonus	Option awards	All other compensation	Total
Name and principal position		($)	($)(1)	($)(2)	($)(3)	($)
Current executive officers:
Rick L. Hull, President & Chief Executive Officer	2012	225,000	0	0	17,379	242,379
	2011	225,000	100,000	0	15,458	340,458
	2010	189,309	50,000	390,000	12,029	641,339

Denise Penz, Executive Vice President, Chief Operating Officer and Wealth Manager	2012	200,000	0	0	6,822	206,822
	2011	200,000	50,000	0	6,583	256,583
	2010	168,981	50,000	390,000	3,859	612,840

Jane Marsh, Senior Vice President & Chief Financial Officer	2012	145,000	0	0	3,077	148,077
	2011	145,000	25,000	0	2,057	172,057
	2010	122,332	5,000	39,000	1,475	167,808

(1)	The cash bonuses paid in 2011 to Mr. Hull, Ms. Penz, and Ms. Marsh were made completely discretionary and were in consideration and recognition of their roles and efforts in completing the transaction related to the disposition of the Bank’s branches in the Wayne County market. The cash bonuses paid in 2010 and the stock option awards granted to Mr. Hull, Ms. Penz, and Ms. Marsh were made in consideration and recognition of their roles and efforts in advising Excel Financial and Excel Bancorp regarding their investment opportunities for banks and bank holding companies, which culminated in the Company’s sale of 17.5 million common shares to Excel Bancorp and other local investors in February 2010, resulting in aggregate proceeds to the Company of $17.5 million. In addition, the stock option awards were granted to further align the interests of the executives with the interests of the Company’s shareholders, to motivate the executives to improve the Company’s performance, and for retention purposes.

(2)	On July 9, 2010, the Compensation Committee granted incentive stock option awards to Mr. Hull, Ms. Penz and Ms. Marsh covering 50,000, 50,000 and 5,000 common shares, respectively, pursuant to the 2010 Incentive Plan. (The awards were adjusted to reflect a One for Ten reverse split effected on September 17, 2012.) The stock options vest in five equal annual installments beginning July 9, 2011, subject to the executive officer’s continued employment with the Company on the applicable vesting date, and expire on July 8, 2020. The current number of vested options are 20,000 shares for Mr. Hull, 20,000 shares for Ms. Penz, and 2,000 shares for Ms. Marsh.

The amounts shown in the table reflect the aggregate grant date fair value of the stock option awards computed in accordance with FASB ASC Topic 718. The fair market value of options granted to the executives were determined using the Black-Scholes option valuation model and the following weighted-average assumptions as of the grant date: risk free interest rate equal to 1.83%; expected term of 6.5 years; expected price volatility of 0.298; and a dividend yield of 0%.

(3) “All Other Compensation” consists of the following:

Mr. Hull. For 2012, includes reimbursement for country club dues of $12,241, Company matching contribution under its 401(k) plan of $1,145, group term life insurance premiums of $450, short and long-term disability premiums of $1,203 and personal use of company vehicle of $2,340. For 2011, includes reimbursement for country club dues of $11,129, Company matching contribution under its 401(k) plan of $1,539, group term life insurance premiums of $450 and personal use of company vehicle of $2,340. For 2010, includes reimbursement for country club dues of $10,032, group term life insurance premiums of $1,075 and personal use of company vehicle of $922

Ms. Penz. For 2012, includes personal use of company vehicle of $2,080, Company matching contribution under its 401(k) plan of $1,710, reimbursement for country club membership of $1,379, group term life insurance premiums of $450, and short and long-term disability premiums of $1,203. For 2011, includes personal use of company vehicle of $2,080, Company matching contribution under its 401(k) plan of $2,500, reimbursement for country club membership of $1,553 and group term life insurance premiums of $450. For 2010, includes personal use of company vehicle of $1,618, Company matching contribution under its 401(k) plan of $1,555, reimbursement for country club membership of $436 and group term life insurance premiums of $360.

Ms. Marsh. For 2012, includes Company matching contribution under its 401(k) plan of $1,466, group term life insurance premiums of $432, and short and long-term disability premiums of $1,179. For 2011, includes Company matching contribution under its 401(k) plan of $1,625 and group term life insurance premiums of $432. For 2010, includes Company matching contribution under its 401(k) plan of $1,115 and group term life insurance premiums of $360.

2010 Incentive Plan

The Company’s shareholders adopted the 2010 Incentive Plan at the Company’s 2010 Annual Meeting of Shareholders held on May 18, 2010. The purpose of the 2010 Incentive Plan is to promote the Company’s long-term financial success and increase shareholder value by motivating performance through incentive compensation and aligning the interests of our executives, directors and employees with the interests of our shareholders. The 2010 Incentive Plan is intended to encourage participants to acquire ownership interests in the Company, attract and retain talented employees, directors and consultants and enable participants to participate in the Company’s long-term growth and financial success. The 2010 Incentive Plan serves these purposes by making equity-based and cash-based awards available for grant to eligible employees, non-employee directors and consultants in the form of: (1) non-qualified stock options; (2) incentive stock options; (3) stock appreciation rights; (4) restricted common shares; (5) other stock-based awards; and (6) cash-based awards. The 2010 Incentive Plan is administered by the Compensation Committee. Subject to adjustment as set forth in the 2010 Incentive Plan, the aggregate number of common shares with respect to which awards may be granted under the plan is 200,000.

No awards were made under the 2010 Incentive Plan during 2011 or 2012. During 2010, the Compensation Committee granted incentive stock options to Mr. Hull, Ms. Penz and Ms. Marsh and nonqualified stock options to Mr. Roat under the 2010 Incentive Plan. For more information concerning these awards, see the “Option Awards” columns and related footnote disclosure in the 2012 Summary Compensation Table above, and the Outstanding Equity Awards at 2012 Fiscal Year-End table below.

Benefits and Perquisites

The Company provides certain limited benefits and perquisites to the named executive officers that it believes will enable these individuals to more efficiently and effectively perform their responsibilities. The Company reimburses Mr. Hull and Ms. Penz for their country club memberships and provides them with company-owned vehicles. For more information concerning the benefits and perquisites received by the named executive officers during 2012, 2011 and 2010, see the “All Other Compensation” column and related footnote disclosure in the 2012 Summary Compensation Table above.

The named executive officers are eligible to participate in the following Company benefit programs on the same terms as our other employees: (1) the Premier Bank & Trust 401(k) Retirement Plan (which includes a Company match); (2) short-term and long-term disability insurance; (3) life insurance; (4) medical insurance; and (5) vacation time.

The Company’s 401(k) plan is available to all of our employees and provides for a 1% Company match on the first 4% of cash contributed to the plan by employees. The Company matching contributions are fully vested when made. Participants are entitled to receive distributions of their accounts held under the 401(k) plan upon termination of their employment. The 401(k) plan provides investment alternatives in large-, mid-, and small-capitalization stock funds, international stock funds and fixed income funds.

Outstanding Equity Awards at 2012 Fiscal Year-End

The equity option awards and the option exercise price were adjusted for a One for Ten Reverse Stock Split that was effected on September 17, 2012. The number of securities underlying the options was divided by ten and the option exercise price was multiplied by ten for the awards outstanding on the date of the One for Ten Reverse Stock Split.

The following table provides information concerning outstanding equity awards held by the named executive officers as of December 31, 2012.

	Option awards
	Number of securities underlying unexercised options		Option exercise price	Option expiration date

Name	(#) exercisable	(#) unexercisable (1)	($)

Rick L. Hull	20,000	30,000	23.00	07/08/20

Denise M. Penz	20,000	30,000	23.00	07/08/20

Jane Marsh	2,000	3,000	23.00	07/08/20

(1)  20% of the option awards vest annually over a five year period

Potential Payments upon Termination of Employment or Change in Control

The Company is not party to any employment agreements or change in control agreements with its current executive officers. Other than the potential accelerated vesting of stock options granted to the executive officers under the 2010 Incentive Plan in connection with a change in control of the Company, we do not currently have any employment or severance agreements or other plans or arrangements that provide payments or enhanced benefits to our executive officers in connection with a termination of employment or change in control.

Under the terms of the 2010 Incentive Plan and the related award agreements governing outstanding stock option awards granted under the plan: (1) if a participant’s employment is terminated other than for cause, the unvested portion of the participant’s outstanding stock option will be canceled and forfeited on the termination date and the vested portion of the option may be exercised at any time before the expiration date of the option; (2) if a participant’s employment is terminated due to death or disability, the unvested portion of the participant’s outstanding stock option will be canceled and forfeited on the termination date and the vested portion of the option may be exercised at any time before the earlier of the expiration date of the option or the first anniversary of the termination date; (3) if a participant’s employment is terminated for cause, the participant’s outstanding stock option (whether or not then exercisable) will be canceled and forfeited on the termination date; and (4) in the event of a change in control of the Company, the Compensation Committee may take such actions, if any, as it deems necessary or desirable with respect to any outstanding award, including, without limitation, (i) accelerating the vesting, settlement and/or exercisability of the award, (ii) paying a cash amount in exchange for the cancellation of the award or (iii) issuing a substitute award that substantially preserves the value, rights and benefits of the award.

COMPENSATION OF DIRECTORS

The Board of Directors annually reviews and determines the compensation for our non-employee directors, taking into account the recommendations of the Compensation Committee. In connection with its review and determination, the Board and the Compensation Committee consider information and reports provided by management, the compensation paid to the non-employee directors of companies within our peer group, past compensation practices and the current facts and circumstances relating to our business.

Each director of the Company also serves as a director of the Bank. All fees for Board and committee service are paid by the Bank. The Company presently pays no compensation to its directors for their service on the Board or committees of the holding company, although it may choose to do so in the future. Directors who are also employees of the Company or the Bank receive no additional compensation for their service on the Board of Directors or committees of the Company or the Bank.

We only pay cash fees to our directors, who receive no other form of compensation for their service. The following table details the fees paid to each non-employee director for attendance at meetings of the Bank’s Board of Directors and certain committees during 2012:

	Bank Board of Directors	Joint Company and Bank Audit and Compliance Committee	Bank Trust Committee
Non-employee director attendance fee per meeting	$500	$250	$250

In addition to receiving the attendance fees set forth in the table above, the Chairman of the Board of Directors of the Bank, the Chairman of the Audit and Compliance Committee and the Chairman of the Trust Committee receive an annual retainer fee paid in quarterly installments at the beginning of each quarter as follows:

Annual Retainer Fee
Chairman of the Board of Directors of the Bank	$ 5,000
Company/Bank Audit and Compliance Committee Chairman	$ 2,500
Bank Trust Committee Chairman	$ 2,500

In addition to the annual retainer, the Compensation Committee approved a discretionary bonus payment to Mr. Roat during 2012 for his service as Chairman.

Non-employee directors are also eligible to receive awards under the Company’s 2010 Cash and Equity Incentive Plan (the “2010 Incentive Plan”). All awards granted under the 2010 Incentive Plan are made at the discretion of the Compensation Committee. On July 9, 2010, Mr. Roat, the Chairman of the Board, received an incentive stock option award covering 7,500 common shares under the 2010 Incentive Plan, of which 3,000 are vested. No other director has received an award under the 2010 Incentive Plan, and no other director holds any outstanding stock awards or option awards.

2012 Director Compensation Table

The following table summarizes the total compensation paid by the Bank to each of the Company’s current non-employee directors during 2012. Mr. Hull and Ms. Penz are not included in this table because each was an employee of the Company during 2012 and received no additional compensation for service as a director. The compensation received by Mr. Hull and Ms. Penz as employees of the Company are shown in the “2012 Summary Compensation Table”.

	Fees Earned or Paid In Cash ($)(1)
Louis Altman	9,750
Robert F. Belden	3,250	(2)
Bruce A. Cassidy, Sr.	6,250
Heather L. Davis	250	(3)
J. Edward Diamond	2,000	(2)
Brian C. Layman	5,500
Wilbur R. Roat	21,000	(5)
Michael S. Steiner	500	(4)
James P. Tressel	4,250
Frank P. Wenthur	10,750
David B. Wurster	7,250

(1) Reflects fees paid by the Bank. The Company does not pay any fees to its directors.
(2) Mr. Belden's and Mr. Diamond's terms ended at the annual meeting in 2012.
(3) Ms. Davis resigned from the Board effective January 17, 2012
(4) Mr. Steiner resigned from the Board effective January 18, 2012.
(5) Mr. Roat was paid a discretionary cash bonus of $10,000 in 2012 for his service as Chairman in addition to his retainer fee for that position.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to common shares issuable under the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	128,025	$22.98	71,975

Equity compensation plans not approved by shareholders
	N/A	N/A	N/A

a)	Consists of (a) options to purchase 128,025 common shares granted under the Ohio Legacy Corp 2010 Cash and Equity Incentive Plan

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 29, 2013, information regarding the beneficial ownership of each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common shares.

Name and Address	Common Shares Beneficially Owned	Percent of Class (2)
Excel Bancorp, LLC (1) 107 Plaza Drive, Suite J St. Clairsville, Ohio 43950	15,000,000	74.4%
(1)	Based on information set forth in a Schedule 13D, dated March 1, 2010, filed on behalf of Excel Bancorp. Excel Bancorp has sole voting power and sole investment power with respect to all of such common shares. Five of the Company’s directors – Messrs. Cassidy, Altman, Layman, Wenthur and Wurster – serve on the board of managers of Excel Bancorp. Seven of the Company’s directors – Messrs. Cassidy, Altman, Layman, Hull, Penz, Wenthur and Wurster – own, directly or indirectly, outstanding membership interests in Excel Bancorp. For more information regarding these relationships, see “Information Regarding the Board of Directors, Its Committees and Corporate Governance—Director Independence” above and “Certain Relationships and Related Transactions” below.

(2)	Includes common shares outstanding and exercisable stock options

Security Ownership of Management and Directors

The following table sets forth, as of March 29, 2013, information regarding the beneficial ownership of the Company’s common shares by each current director, each director nominee, each named executive officer and all directors and executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to the common shares shown.

Name	Common Shares Beneficially Owned	Percent of Class
Louis Altman	0	--
Bruce A. Cassidy, Sr.	0	--
Rick L. Hull	20,000 (1)	*
Brian C. Layman	0	--
Denise M. Penz	20,000 (1)	*
Wilbur R. Roat	5,500 (2)	*
James P. Tressel	0	--
Frank P. Wenthur	0	--
David B. Wurster	0	--
Jane Marsh	2,000 (3)	*
All directors and executive officers as a group (10 persons)	47,500	2.36%

(*) - does not exceed 1% of the common shares outstanding plus exercisable options
(1) Includes options exercisable into 20,000 shares within 60 days of March 29, 2013.
(2) Includes options exercisable into 3,000 shares within 60 days of March 29, 2013.
(3) Includes options exercisable into 2,000 shares within 60 days of March 29, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

During 2011 and 2012, certain directors and executive officers and their associates were customers of, or had transactions with, the Bank. All outstanding loans that were part of such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and did not involve more than a normal risk of loss or present other unfavorable features. The Company expects that similar transactions will occur in the future.

Loans to individual directors and officers also must comply with the Bank’s lending policies, regulatory restrictions and statutory lending limits. Directors and officers with personal interests in any loan application are excluded from the consideration of that loan application. As of December 31, 2012, the aggregate balance of all such loans was approximately $4.9 million, or 3.3% of the total net loans then outstanding. As of December 31, 2011, the aggregate balance of all such loans was approximately $5.4 million, or 5.0% of the total net loans then outstanding.

During 2010, the Company executed a lease agreement as lessee with Whipple-Dressler, LLC, a limited liability company in which Mr. Altman has an ownership interest and for whom he is a managing member. The lease is for approximately 7,000 square feet of office space and three drive-thru lanes for the Bank’s Belden branch located at 6141 Whipple Avenue NW, Canton, Ohio. The landlord completed a remodel of the existing building to meet the specifications of the Bank at a cost of $482,077, for which the Bank reimbursed Whipple-Dressler, LLC the amount of $300,000. The lease commenced on October 1, 2010, with an original term of twenty years. Fixed monthly rents for the first six months were $3,792 per month; for the second six months, the monthly rents were $7,566. Annual rents for years two through five are $90,792. The Bank obtained an independent real estate market rent study regarding the lease payments to Whipple-Dressler, LLC.  This study concluded that the rents to be paid by the Bank to Whipple-Dressler, LLC during the term of the lease are equal to or below currently available market rates for equivalent terms at comparable properties.

Director Independence

Please refer to the subsection “Director Independence” within the section “CORPORATE GOVERNANCE” of Item 10 above.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Services and Fees

The Audit and Compliance Committee has the sole authority to select, compensate, oversee, evaluate and, where appropriate, replace the Company’s independent registered public accounting firm. Additionally, the Audit and Compliance Committee is required to review and approve in advance any audit and non-audit services to be provided by the Company’s independent registered public accounting firm. The Audit and Compliance Committee has the sole authority to make these approvals, although such approval has been delegated to the Chairman of the Audit and Compliance Committee. Any actions taken by the Chairman are subsequently presented to the Audit and Compliance Committee for review and ratification. The Audit and Compliance Committee pre-approved all services provided by the Company’s independent registered public accounting firm in 2012.

Crowe Horwath LLP (“Crowe Horwath”) has acted as the principal independent accountant of the Company since October 2000. The Audit and Compliance Committee has appointed Crowe Horwath to continue as the Company’s independent external auditors for fiscal year 2013. Representatives of Crowe Horwath will be at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions. During 2011 and 2012, the Company paid fees in the aggregate of $120,500 and $106,700, respectively, to Crowe Horwath for various accounting services. Those fees and services are detailed in the following table.

	2011	2012
Audit fees	$102,000	$96,000
Audit-related fees	0	0
Tax fees	15,200	10,700
All other fees	3,300	0
Total	$120,500	$106,700

Audit Fees. Audit Fees for 2011 and 2012 consisted of fees for professional services rendered by Crowe Horwath for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Forms 10-Q.

Tax Fees. The Company engaged Crowe Horwath to assist management with the preparation of the Company’s 2011 and 2012 federal income tax returns and State of Ohio franchise tax returns. Crowe Horwath did not perform tax planning services on a contingency fee basis.

All Other Fees. All other fees for 2011 related to the branch deposit sale and other miscellaneous matters.

PART IV

Item 15. Exhibits

(a)	(1) Financial Statements.

The following consolidated financial statements of Ohio Legacy Corp are contained in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules.

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3) Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 83 of this Annual Report on Form 10-K.

(b) Exhibits.

Reference is hereby made to the Index to Exhibits beginning on page 83 of this Annual Report on Form 10-K. The documents listed in the Index to Exhibits are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO LEGACY CORP

Date: April 1, 2013
	By:	/s/ Rick L. Hull
Rick L. Hull
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rick L. Hull
Rick L. Hull, President and Chief Executive Officer and Director
(principal executive officer)
Date:	April 1, 2013

By:	/s/ Jane Marsh
Jane Marsh, Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Date:	April 1, 2013

By:	*
Wilbur R. Roat, Chairman of the Board and Director

Date: April 1, 2013

By:	*
Louis Altman, Director
Date: April 1, 2013

By:	*
Bruce A. Cassidy, Director
Date: April 1, 2013

By:	*
Brian C. Layman, Director
Date: April 1, 2013

By:	/s/ Denise M. Penz
Denise M. Penz, Director
Date: April 1, 2013

By:	*
James P. Tressel, Director
Date: April 1, 2013

By:	*
Francis P. Wenthur, Director
Date: April 1, 2013

By:	*
David B. Wurster, Director
Date: April 1, 2013

Date: April 1, 2013

*The above-named directors of the Registrant sign this Annual Report on Form 10-K by Rick L. Hull, their attorney-in-fact, pursuant to the Power of Attorney signed by each of the above named directors, which Power of Attorney is filed as Exhibit 24 to the Form 10-K.

By: /s/ Rick L. Hull

Rick L. Hull, Attorney-in-Fact

INDEX TO EXHIBITS

The following exhibits are included in this Annual Report on Form 10-K or are incorporated herein by reference as noted in the following table:

Exhibit Number	Description of Exhibit
2.1

Stock Purchase Agreement, dated as of November 15, 2009, by and among Excel Financial, LLC, Ohio Legacy Corp and Ohio Legacy Bank, National Association (incorporated herein by reference to Exhibit 99.2 to Ohio Legacy Corp’s Current Report on Form 8-K filed on November 16, 2009 (File No. 0-31673))

3.1

Second Amended and Restated Articles of Incorporation of Ohio Legacy Corp as filed with the Ohio Secretary of State on August 5, 2003 , as amended February 5, 2010, as further amended April 30, 2010, as further amended September 17, 2012 (filed herewith)

3.2	Code of Regulations of Ohio Legacy Corp, as amended April 25, 2001 (filed herewith)
10.1*	Ohio Legacy Corp. 2010 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Ohio Legacy Corp’s Current Report on Form 8-K filed May 20, 2010 (File No. 0-31673))
10.2*

Form of Incentive Stock Option Award Agreement under Ohio Legacy Corp. 2010 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Ohio Legacy Corp’s Current Report on Form 8-K filed July 15, 2010 (File No. 0-31673))

10.3*

Form of Nonqualified Stock Option Award Agreement under Ohio Legacy Corp. 2010 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Ohio Legacy Corp’s Current Report on Form 8-K filed July 15, 2010 (File No. 0-31673))

10.4*

Form of Stock Option and Warrant Cancellation and Surrender Agreement, effective as of February 19, 2010, by and between Ohio Legacy Corp and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.7 to Ohio Legacy Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-31673))

10.5

Branch Office Purchase and Assumption Agreement by and among First National Bank, National Association, NBOH Properties, LLC and Premier Bank & Trust, National Association dated February 1, 2013 (filed herewith)

10.6

Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio (incorporated herein by reference to Ohio Legacy Corp’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011) (File No. 000-31673)

21	Subsidiary of Ohio Legacy Corp
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101#	Interactive data files formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the two years ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the two years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the two years ended December 31, 2012 and 2011; (v) the Consolidated Statements of Changes in Shareholders Equity for the two years ended December 31, 2012 and 2011; and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

* Denotes management contract or compensatory arrangement.

# As provided in Rule 406T of SEC Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

